Form 10QSB
period 1999-09-30
SURGICARE INC/DE
filed 1999-11-12
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

[ ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 For the transition period from _________ to ________




                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          DELAWARE                                        58-1597246
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


  6699 CHIMNEY ROCK, SUITE 105
    HOUSTON, TEXAS(ADDRESS OF                                77081
   PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (713) 665-1406


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of November 8, 1999, 12,654,351 shares of Common Stock, $0.005 par value per share, were outstanding. As of November 8, 1999, 1,350,000 shares of Preferred "Series A" Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

PART I
                              FINANCIAL INFORMATION


     The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payer practices, SurgiCare's historical and current compliance with existing or future healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved. SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Refer to the Company's disclousers in its Form 10-SBfor additional information.



ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 1999                  Page

                                                                      3

Consolidated  Income  Statement for the 3 months ending as
of September 30, 1998 and 1999, and the 9 months ending as
of September 30, 1998 and 1999                                        5

Consolidated Statement of Cash Flows for the 3 months ending as of September 30, 1998 and 1999, and the 9 months ending as
of September 30, 1998 and 1999                                        6

                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                         September 30,
                                                             1999
                                                          (Unaudited)
                            ASSETS
Current Assets
     Cash and cash equivalents                         $      204,767
     Accounts receivable (less allowance for
        contractual adjustments and doubtful accounts       1,695,181
        of $1,470,530)
     Inventory                                                 48,067
     Prepaid expenses                                          29,492
     Other current Assets                                       8,152

        Total Current Assets                                1,985,659

Property and Equipment
     Office furniture and equipment                            39,196
     Medical and surgical equipment                           601,960
     Leasehold improvements                                    51,392
     Computer equipment                                        56,278
                                                              748,825

     Less: Accumulated depreciation and                       439,944
        amortization

        Total Property and Equipment                          308,881


Other Assets
     Goodwill                                                 169,236


        TOTAL ASSETS                                   $    2,463,776









                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS



                         LIABILITIES

Current Liabilities
     Current portion of capital lease                  $       22,441
     Notes Payable                                            537,646
     Accounts Payable                                         114,945
     Accrued Expenses                                          17,599
     Deferred federal income tax                              568,516
     Taxes payable                                             45,576

        Total Current Liabilities                           1,306,723

Long-Term Capital Lease Obligations                            32,582

        Total Liabilities                                   1,339,305

                     SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
     $.001, 1,650,000 authorized, 1,350,000 issued              1,350
     and outstanding at September 30, 1999

Common Stock, par value $.005, 50,000,000 shares
     authorized, 12,654,351 issued and outstanding             63,272
     at September 30, 1999

Additional Paid-In Capital                                    892,506

Retained Earnings                                             180,321

Less:   Treasury stock 150 shares at cost
        Shareholders receivables                             (12,978)

        Total Shareholders' Equity                          1,124,471

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    2,463,776


                                 SURGICARE, INC.

                          CONSOLIDATED INCOME STATEMENT
                                   (unaudited)

                                                           FOR THE                  FOR THE
                                                      THREE MONTHS ENDING      NINE MONTHS ENDING
                                                           September 30,          September 30

                                                       1998        1999         1998        1999

Revenues, net ..................................   $ 566,121  $ 1,199,163 $  1,697,248 $  3,172,933

Expenses
Direct Surgical Expenses
      Surgical Costs ...........................     120,288      194,376      367,464      444,907
      Salaries, wages and benefits .............      88,986      141,753      277,324      373,954
      Contract services ........................       6,995       38,389       20,954       73,998
      Management fees ..........................      40,529       18,285      147,027      172,254
                                                   -------------------------------------------------
              Total Direct Surgical Expenses ...     256,798      392,803      812,769    1,065,113
 Gen. and Admin. Expenses
      Rent .....................................      42,021       45,883      126,062      132,454
      Depreciation and amortization ............      29,557       34,352       86,740       90,961
      Insurance ................................       6,381        8,155       16,681       21,991
      Professional fees ........................       5,746        6,796       37,174        8,737
      Interest expense .........................      10,202       15,320       32,650       36,212
      Repairs and maintenance ..................      15,185        9,408       43,293       36,128
      Other operating expenses .................      38,820       19,441      122,018      108,837
      Taxes ....................................           0        4,059       17,631       21,585
                                                    -----------------------------------------------
          Total Direct Gen. and Admin.  Expenses     147,911      143,412      482,247      456,904
                                                    -----------------------------------------------
      Management company termination fee .......           0      164,333            0      164,333
          Total Expenses .......................     404,709      700,548    1,295,016    1,686,350

Other Income
      Gain on sale of property and equipment ...           0            0            0       12,025
      Miscellaneous income .....................      31,253        1,893       32,875        6,550
                                                    ------------------------------------------------
          Total Other Income ...................      31,253        1,893       32,875       18,575

Earnings Before Federal Income Tax Expense .....     192,665      500,508      435,107    1,505,158

Federal Income Tax Expense (Benefit)
      Deferred .................................           0      139,865            0      568,516
      Current ..................................           0       18,319            0       18,319
                                                   -------------------------------------------------


Net Earnings .................................  $    192,665 $    342,323 $    435,107 $    918,323
                                                   =================================================

Pro forma income data (unaudited):
      Earnings before federal income tax expense$    192,665 $    500,508 $    435,107 $  1,505,158
      Proforma federal and state income tax ....     (75,139)    (195,198)    (169,692)    (587,012)
                                                   -------------------------------------------------

      Pro forma Net Earnings ...................$    117,526 $    305,310 $    265,415 $    918,146
                                                   =================================================

      Pro forma earnings per share - basic and .$       0.01 $       0.03 $       0.02 $      0.064
      diluted



                                 SURGICARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           FOR THE                       FOR THE
                                                      THREE MONTHS ENDING           NINE MONTHS ENDING
                                                         September 30,                 September 30,

                                                      1998           1999          1998             1999
Cash Flows From Operating Activities
     Net earnings                              $     192,665 $     342,323 $     435,107 $         918,323
     Adjustments to reconcile net earnings to
     net cash provided by operations:
         Depreciation and amortization                29,557        34,352        86,740            90,964
         Gain on sale of property and                      0             0             0            24,450
         equipment
         Deferred federal income tax                               139,516             0           568,516
         Management company termination fee                        164,333             0           164,333
         (Increase) Decrease in:
         Accounts receivable                          15,739     (322,745)        39,948         (771,749)
         Inventory                                         0             0       (4,001)           (2,013)
         Prepaid expenses                            (3,922)       (1,089)       (4,404)           (1,349)
         Other current assets                          (365)           495           432           (2,290)
         Federal income tax receivable                     0        45,576             0            45,576
         Increase (Decrease) in:
         Accounts payable                           (55,479)       (5,975)      (52,666)            77,119
         Accrued expenses                                  0      (17,601)      (24,601)          (32,212)

         Net Cash Provided by Operating              178,195       379,185       476,555         1,079,668
         Activities

Cash Flows From Investing Activities
     Capital expenditures                           (27,251)      (44,458)       (9,016)          (73,356)
     Collections on shareholder receivable             6,000         8,271         8,363            80,772
     Proceeds from sale of property and                                  0        25,893          (12,025)
     equipment
     Acquisition of SurgiCare, Inc.                              (172,105)             0         (172,105)
         Net Cash Used in Investing Activities      (21,251)     (208,292)        25,240         (176,714)

Cash Flows From Financing Activities
     Borrowings on debt                                            161,000             0           161,000
     Payments on debt                               (33,109)      (61,553)     (133,557)         (168,632)
     Principal payments on capital lease                   0       (8,496)                        (13,604)
     Contributions by shareholders                                  27,000                          27,000
     Dividends paid to preferred shareholders                    (162,000)                       (162,000)
     Distributions to shareholders                  (84,000)                   (346,065)         (599,000)
         Net Cash Used in Financing Activities     (117,109)      (44,049)     (479,622)         (755,236)

Net Decrease in Cash and Cash Equivalents             39,835       126,844        22,173           147,718

Cash and Cash Equivalents - Beginning of              90,480        77,923       108,142            57,049
Period

Cash and Cash Equivalents - End of Period      $     130,315 $     204,767 $     130,315 $         204,767

                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 Note 1 - Basis of Presentation

         In the opinion of the SurgiCare's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of SurgiCare's financial position at September 30, 1999 and the results of operations and cash flows for the three months and the nine months ended September 30, 1999 and 1998, respectively.

         Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months ending September 30, 1999 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1999. Refer to the Company's financial statements on Form 10-SB for the year ended December 31, 1998 for additional information.


Note 2- Accounting Policies

         SurgiCare, Inc. (the Company) maintains its accounts on the accrual method of accounting in accordance with generally accepted accounting principles. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

   Principles of Consolidation

            These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bellaire SurgiCare, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

   Revenue Recognition

            Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on fee schedules, contracts and collection experience. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account.

   Inventory

            Inventory consists of medical and pharmaceutical supplies which are stated at the lower of cost or market. Cost is determined under the first-in, first-out method.

                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   Property and Equipment

            Property and equipment are presented at cost. Medical and surgical equipment, of approximately $144,000, under capital lease is recorded at the present value of future minimum lease payments. Depreciation and amortization are computed at rates considered sufficient to amortize the cost of the assets, using the straight-line method over their estimated useful lives as follows:


                  Office furniture and equipment     7   years
                  Medical and surgical equipment     5   years
                  Leasehold improvements             5   years
                  Computer equipment                 5   years

   Goodwill

            Goodwill  arises  from the  acquisition  of  assets  at an amount in
   excess  of  their  fair  market  value.   Amortization  is  computed  by  the
   straight-line method over 15 years.

   Federal Income Taxes

            Prior to July 1, 1999, the Company had elected to be taxed as an S corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the shareholders for federal income tax purposes and no provision had been made for federal income taxes.

            Effective July 1, 1999, the Company changed its election to be taxed as a C corporation under the Internal Revenue Code. Taxes on income are provided based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.

   Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3 - Unaudited Pro Forma Net Earnings and Pro Forma Earnings Per Share

         Pro forma earnings per share represent pro forma net earnings (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C corporation since inception) available to common shareholders divided by the pro forma weighted average number of common shares outstanding during the period. Pro forma weighted average shares were calculated giving effect to the 7,304 to 1 exchange of SurgiCare common stock for Bellaire common stock, as if the reverse acquisition had occurred at the beginning of each period presented.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          For the Three                      For the Nine
                                                                          Months Ended                       Months Ended
                                                                          September 30,                      September 30,
                                                                          -------------                      -------------
                                                                      1998              1999             1998              1999
                                                                          (Unaudited)                        (Unaudited)
Basic Earnings Per Share:
   Pro forma net earnings                                       $      117,526    $      342,323   $      265,415    $     918,146
   Less: Preferred dividends                                                                                              (162,000)
                                                                --------------    --------------   --------------    ---------------
   Pro forma net earnings available for common shareholders
                                                                $      117,526    $       342,323  $      265,415    $      756,146
                                                                ==============    ===============  ==============    ===============
   Weighted average shares outstanding                              11,823,980         11,214,560      11,823,980        11,536,272
                                                                ==============    ===============  ==============    ==============
   Pro forma net earnings per share - basic                           $.01              $.03             $.02             $.066
                                                                ==============    ===============  ==============    ===============

Diluted Earnings Per Share:
   Pro forma net earnings                                       $      117,526    $       342,323  $      265,415   $      756,146
                                                                ==============    ===============  ===============   ===============
   Weighted average shares outstanding                              11,823,980         11,214,560      11,823,980        11,536,272
   Plus: Shares from assumed conversion of preferred stock
                                                                                          191,038                           191,038
                                                                --------------            -------  --------------    --------------
   Weighted average shares assuming dilution                        11,823,980         11,405,598      11,823,980        11,727,310
                                                                ==============    ===============  ==============    ===============
   Pro forma net earnings per share - diluted                         $.01              $.03             $.02             $.064
                                                                ===============   ===============  ==============    ===============


Note 4 - Preferred Stock

         The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share. The Series A preferred stock accrues dividends at a rate of $.48 per share per annum which are payable, in arrears, on the first day of the month. Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held.


ITEM 2.

Management's Discussion and Analysis of Financial Condition and results of Operation.

SurgiCare principal business strategies are to (i) increase physician utilization of existing facilities, (ii) increase both the revenue and profits, from current cases and procedures being performed in existing facilities and,
(iii) achieve growth and expand revenues by pursuing strategic acquisitions of existing, and the development of new, physician owned ambulatory surgical centers.

     (i) Bellaire SurgiCare is currently operating at or near capacity. In order to facilitate growth, SurgiCare is in the process of adding one additional operating room to its Bellaire facility. This additional operating room will increase the capacity at Bellaire by 50%. The architectural and mechanical plans for this expansion must meet the approval of both the Texas Department of Health, and the City of Houston. This approval process can be lengthy, however management expects to begin its expansion and remodeling project before the end of fiscal 1999.

     (ii) SurgiCare is constantly striving to achieve increase profits from existing revenues. This process includes evaluating the use of billing codes, to insure proper reimbursement. Revenues generated at ambulatory surgical centers are primarily derived from third party payers. In an effort to standardize the billing and paying processes the industry uses an elaborate, extremely complicated coding system. Subsequently there can be more than one acceptable set of codes used to bill for any given procedure. SurgiCare is constantly evaluating the codes used, in order to maximize the greatest reimbursement for any given procedures. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore SurgiCare is always looking for ways to decrease the cost of surgical supplies. Through participation in national buying groups SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", provide quality service, at reduced prices. SurgiCare has found that the purchasing policy that govern the acquisition of surgical equipment, is an important key to maximize a center's profit. Therefore all equipment is purchased at the corporate level, this control enables SurgiCare to aquire the lowest resonably possible price.

     (iii)SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the time of this filing there are no commitments, understandings, or agreements with any potential acquisition targets. All of such discussions have been tentative in nature and there can be no assurance that SurgiCare will acquire any center with whom discussions have been conducted. SurgiCare expects that generally the acquisition of another surgery center would take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies.


RESULTS OF OPERATION

The following table sets forth for the period indicated the number of surgical cases.

                                                                           For the                            For the
                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
                                                                    1998             1999             1998              1999

Total Number of Cases                                               399               718             1312              1918

Total Revenues Generated                                         $ 566,121        $ 1,199,163      $ 1,697,248      $ 3,172,933

Revenue Generated per Case                                       $   1,418        $     1,670      $     1,293      $     1,654

Earnings Before Federal Income Tax per Case                      $     482        $       697      $       331      $       784



THREE MONTHS ENDING SEPTEMBER 30, 1999 vsTHREE MONTHS ENDING SEPTEMBER 30, 1998

     Bellaire SurgiCare made a concerted effort beginning in September of 1998 to increase both revenues and profits. The strategic plan that was implemented consisted of decreasing the number of cases being done in the less profitable, high cost services, and increasing the number of cases being done in the more profitable less cost intensive services. The results were realized almost immediately, 718 case performed by September 30, 1999 compared to 399 procedures done for the same period in 1998, this represents 80% increase in average monthly utilization. The revenues generated per case increased 18% from $1,418 for the three month period ending September 30, 1999, to $1,670 for the same three month period in 1999. The pre-tax earnings generated per case increased by 44% from $482 per case for the three month period ending September 30, 1999, to $697 for the same three month period in 1999.

     In the three months ending September 30, 1999 Bellaire recorded record revenue of $1,199,163 compared to $566,121 for the same period in 1998, this represents a 112% increase. The significance of this increase is amplified by the disproportionate increase in expenses for the same period. Direct surgical expenses rose only 53% from $256,798 to $392,803. As a percentage of total revenue, the same surgical cost dropped from 21% to 16% for the same three-month period ending September 20, 1999. General and Administrative expenses fell from $147,911 in 1998 to $143,412 for the same three-month period in 1999, and as a percentage of total revenue, General and Administrative expenses also dropped from 26% in 1998 to 12% for the same three month period in 1999. The results of the record revenues, coupled with the decrease in virtually all cost as a percentage of total revenue, translated to an increase in pre-tax earning of 160 % to $500,508 from $192,665.

NINE MONTHS ENDING SEPTEMBER 30, 1999 vs. NINE MONTHS ENDING SEPTEMBER 30, 1998

     The nine months ending September 30, 1999 dramatically demonstrated the success of SurgiCare's strategic effort to increase the number of profitable low cost procedures while decreasing the number of high cost, low profit procedures. The number of surgical cases rose 46% from 1312 cases for the nine month period ending September 30, 1998, to 1918 for the same period in 1999. Revenues generated per case for the same period rose 27% from an average of $1293 per case to $1654. Most significant was the 136% increase in pre-tax earnings generated per case, from $331 for the nine month period ending September 30, 1998, to $784 for the same period in 1999.

     In the nine months ending September 1999, Bellaire posted record revenues of $3,172,933 compared to $1,697,248 for the same period in 1998, a 87% increase. For the same period direct surgical expenses rose only 31% from $812,769 to $1,065,113. As a percentage of revenue direct surgical expenses dropped from 47% for the nine month period ending September 30, 1998, to 34% for the same period in 1999. General and Administrative expenses dropped 4% from $482,247 for the nine month period ending September 30, 1998, to $456,904 for the same period in 1999. As a percentage of revenue General and Administrative Expenses fell from 28% for the nine months ending September 30, 1998 to 14% for the same period in 1999. The increased revenue, along with the decrease in expenses yielded a increase in pre tax earnings of 245% to $1,505,158 for the nine month period ending September 30,1999, from $435,107 for the same period in 1998.

         This increase was due to the effort which beginning in September of 1998 to increase both revenues and profits. The strategic plan that was implemented consisted of decreasing the number of cases being done in the less profitable, high cost service, and increasing the number of cases being done in the more profitable less cost intensive services.

         In 1999, in an effort to better capture and track incremental direct expense, some expenses previously classified, as "Professional Fees" have been re-classified to "Contract Services". This change in classification dramatically altered the total expenses as a percentage of revenue for both of these accounts, however the net effect is unaltered.

         In July of 1999, SurgiCare incurred a one-time charge of $164,333. This charge was a fee for the termination of Bellaire's pre-existing management contract with Surgery Centers of America. As a direct result of the termination of this contract, there was a slight decrease in the management fee as a percentage of revenue, in the seven months ending July 31, 1999 over the same period in 1998. The management fee was decreased in July of 1999 only, therefore estimates that the cost of management will decrease more significantly in future periods.

LIQUIDITY and CAPTIAL RESOURCES

         SurgiCare's current source of liquidity consists primarily of funds from operations. SurgiCare believes that the cash available from operations is adequate to meet the company's requirements.

YEAR 2000 COMPLIANCE

         Many computer systems and software products are not capable of distinguishing twenty-first century ("Y2K") dates. As a result, many companies could experience operating problems because of the century change. There exists uncertainty concerning the magnitude of the problem associated with the century change.
         Throughout the first half of 1999 SurgiCare evaluated all of its computer hardware and software for Y2K compatibility. SurgiCare has since upgraded its computer hardware and software to insure Y2K compatibility. This upgrade was completed in August 1999. In addition SurgiCare has contracted through an independent biomedical engineering firm, to research and survey the Y2K compatibility of all of its patient care equipment. The survey was completed in September 1999, and the results were immediately made available to management. The survey discovered no Y2K incompatibilities in any of the patient care equipment. However as a contingency SurgiCare plans to test all of its patient critical equipment prior to patient use in the first days of January 2000.
         SurgiCare has contacted its major vendors to determine if there are any Y2K issues that would cause an interruption in the delivery of surgical supplies. SurgiCare is confident at this time that all of it's major vendors have prepared for Y2K and expect no delays or interruption in the delivery of supplies. The Company has, as a contingency, located and arranged additional sources for it's daily supplies. Therefore should current vendors encounter any Y2K problems, it would not prevent the Company from obtaining necessary supplies and materials from its other sources.

         The costs of the Company's Y2K program will not be material to financial condition or results of operations. The Company believes that there will be no significant disruptions in operations from Y2K related issues. However, failure of telecommunications or banking service providers to be Y2K compliant could have a material effect on the Company's financial position or results of operations. SurgiCare has received disclosures from its banking service provider that it is Y2K compliant, and expects no disruption due to any Y2K complications.

PART II
                                OTHER INFORMATION
ITEM 1.
Legal Proceedings

         SurgiCare is not currently involved in any legal proceedings.

ITEM 2.
Change in Securities and Use of Proceeds

         There has been no change in securities since SurgiCare filled its Form 10-SB on August 20, 1999.

ITEM 3.
Default Upon Senior Securities

         SurgiCare has not defaulted on any payments of principle or interest on any securities.


ITEM 4.
Submission of Matters to a Vote of Security Holder

     By notice dated October 18, 1999, By "NOTICE OF TAKING CORPORATE ACTION WITHOUT A MEETING BY WRITTEN CONSENTS". dated October 18, 1999, SurgiCare notified is'a stockholders of the following actions taken by written consent of a majortiy of its stockholders:

1.       Election of Directors
2.       Amendment and Restatement of Certificate of Incorporation; Change of
           Name
3.       Approval of Stock Exchange  Agreement

         On August 20,1999, the Company filed a registration statement on Form 10-SB (the "Form 10-SB") with the Commission to register shares of its common stock and Series A Redeemable Preferred Stock with the Commission under Section 12(g) of the Exchange Act. On November 4, 1999 the Company filed an amend Form 10-SB in response to initial comments by the Commission. The Form 10-SB will also be subject to further amendment by the Company in response to any later comments by the Commission. On October 19,1999, through lapse of time, the Form 10-SB become effective and the Company's obligation to file periodic reports, as required by Section 13 of the Securities and Exchange Act, began on that date.


                                    SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 5, 1999                            REGISTRANT:

                                                        SurgiCare, Inc

                                                By: /s/ David Blumfield
                                                     Dr. David Blumfield
                                                     President and CEO


                                                By:  /s/ CHARLES S. COHEN
                                                     Charles S. Cohen
                                                     Chief Operating Officer


ITEM 6.
INDEX TO EXHIBITS

                                                           DESCRIPTION
     EXHIBIT
     NUMBER
       3.1         * Amended and Restated Certificate of Incorporation of
                     SurgiCare, Inc.
       3.2         * Articles of Incorporation of Bellaire SurgiCare, Inc.
       3.3         * By-Laws of Technical Coatings Incorporated
                     (now SurgiCare, Inc.)
       3.4         * By-Laws of Bellaire SurgiCare, Inc.
        4          * Certificate of Designation,  Powers, Preferences and Rights
                     of Series A Redeemable Preferred Stock, par value $.001 per share, of SurgiCare, Inc.
      10.1         * Agreement, dated July 29, 1989, 1999, between
                     SurgiCare, Inc. and Surgery Centers of
                     America II, Inc.
      10.2         * Letter agreement with SCOA
       27          * Financial Data Schedule


* Incorporated herein by reference to the Company's Current Report on form 10-SB filed on August 20, 1999.

During the three months ended September 30, 1999, SurgiCare filed the following current reports on 10-SB 1) August 20,1999 - Form 10-SB 2) November 4, 1999 - Amended Form 10-SB