Form 10KSB
period 1999-12-31
SURGICARE INC/DE
filed 2000-03-30
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



          DELAWARE                                      58-1597246

(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  6699 CHIMNEY ROCK, SUITE 105
  HOUSTON, TEXAS                                           77081
(ADDRESS OFPRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)



ISSUER'S TELEPHONE NUMBER: (713) 665-1406
SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT: NOT APPLICABLE SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:
                      COMMON STOCK, $.005 PAR VALUE
                      SERIES A REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

SurgiCare's revenues for fiscal year ended December 31, 1999: $4,216,660

     As of March 22, 2000, 12,596,657 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported by the Texas brokerage firm, William Little and Company of the Registrant held by non-affiliates on March 22, 2000 was approximately $1,787,471. This calculation assumes that all shares of Common Stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SURGICARE, INC.

FORM 10K-SB

TABLE OF CONTENTS

PART I
Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission or matters to a Vote of Security Holders
PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants
PART III
Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With 16(a) of the Exchange Act.
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

PART I
ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     SurgiCare was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984 its name was changed to Technical Coatings, Inc. ("TCI"). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers. On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation ("Bellaire"), in exchange for the issuance of 9,860,000 shares of common stock, par value $.005 per share ("Common Stock") and 1,350,000 shares of Series A Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"), of SurgiCare to the holders of Bellaire's common stock. For accounting purposes this transaction was effective July 1, 1999.

     This acquisition was accounted for as a reverse merger. In addition 1,095,556 were issued to Surgery Centers of America II, L.L.C. (SCOA) as required by the Bellaire / SCOA management contract that was in place prior to July 21, 1999. Bellaire is now a wholly owned subsidiary of SurgiCare.
Throughout this document we may refer occasionally to SurgiCare meaning SurgiCare and its subsidiary Bellaire.

     SurgiCare is authorized to issue up to 50,000,000 shares of common stock, par value $.005 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

         At the present time SurgiCare conducts its operations through its wholly owned subsidiary, Bellaire. SurgiCare's current management personnel were, immediately prior to the reverse merger with Bellaire, management personnel of Bellaire. Bellaire owns and operates an ambulatory surgery center located in Houston, Texas. Bellaire has been in operation for 14 years. First as The Institute for Eye Surgery, and since March of 1995, as Bellaire SurgiCare, Inc. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at Bellaire generally charge their patients for the professional services they provide, while Bellaire only charges the patients for the facility fee. SurgiCare's principal executive offices are located at 6699 Chimney Rock Rd, Suite 105, Houston, Texas 77081, and its telephone number is 713-665-1406.

INDUSTRY OVERVIEW

         Free standing ambulatory surgery centers are licensed outpatient surgery centers, generally equipped and staffed for a wide variety of surgical procedures. These procedures are generally lower-risk and considered appropriate for the freestanding ambulatory setting In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including ambulatory surgery centers.

         According to the industry publication SMG Marketing Group Inc.'s, Freestanding Outpatient Surgery Center Directory, (June 1998):

              Outpatient surgical procedures represented approximately 73% of all surgical procedures performed in the United States in 1997 and the number of outpatient surgery cases increased 71% from 3.1 million in 1993 to 5.3 million in 1997. As of December 31, 1997, there were 2,634 freestanding ambulatory surgery centers in the U.S., of which 155 were owned by hospitals and 704 were owned by corporate entities. Primarily physicians independently owned the remaining 1,775 centers.

         SurgiCare believes that the following factors have contributed to the growth of ambulatory surgery:

COST-EFFECTIVE ALTERNATIVE

         Ambulatory surgical centers are not saddled with the high cost and overhead of the ancillary services such as administration, laboratory, radiology, or dietary, that are generally found in the hospital settings. Therefore surgery is generally less expensive than hospital inpatient surgery. In addition, SurgiCare believes that surgery performed at a freestanding ambulatory surgery center is also less expensive than hospital-based ambulatory surgery for a number of reasons, including

               Lower facility  development  costs.
               Lower cost associated with ancillary services.
               More efficient staffing and space utilization.
               Specialized operating environment focused on cost containment.

         SurgiCare believes that interest in ambulatory surgery centers has grown as managed care organizations have continued to seek a cost-effective alternative to inpatient services.

PHYSICIAN AND PATIENT PREFERENCE

         Operating physicians, who have determined that their patients are in need of a surgical procedure, generally choose what facility the surgery will be done in. In most cases patients will have their surgery done at the facility that their doctor determines is most appropriate.

         Freestanding ambulatory surgery centers do not subject doctors nor their patients to the large institutional environment found at both acute care inpatient hospitals, and out patient surgery centers locating within a hospital.

         SurgiCare believes that because of the ease of admission and discharge, many physicians prefer ambulatory surgery centers. SurgiCare believes that such centers enhance physicians' productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. This allows the physician to perform more surgeries in a defined period.

         In contrast, hospitals generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in a freestanding ambulatory surgery center because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.

NEW TECHNOLOGY

         According to the industry publication SMG Marketing Group Inc.'s, Freestanding Outpatient Surgery Center Directory, (June 1998):

         The increased use of minimally invasive surgery, enhanced endoscopic techniques and fiber optics, have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing postoperative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization.

         These new technology and advances in anesthesia, which have been increasingly accepted by physicians, have significantly expanded the types of surgical procedures that are being performed in ambulatory surgery centers.

BUSINESS PHILOSOPHY

         SurgiCare believes that physician owned and operated surgical centers have tended to be extremely profitable. This profitability results primarily from the fact that physicians who own and operate an ambulatory surgical center are the center's most significant source of patients, and benefactors. Generally it is the operating physician, not the patient, who chooses the facilities where surgical procedures are to be done. Because this decision is made at the physician level, it is in fact the physicians bring patients to the outpatient surgical facility.

         SurgiCare believes that ambulatory surgical centers receive their patient referrals almost exclusively from the operating physicians. Therefore it becomes an extremely important role of a center's management to insure that the operating physicians have everything they need, and that they are pleased with the results that they are able to obtain at the center. If management and the operating physicians are substantially the same, it becomes much easier to insure that physician needs are meet, and that their experiences at the centers are pleasant.

         Furthermore, SurgiCare believes that when operating physicians own and operate an ambulatory surgical center they become cost conscious. Without allowing cost consciousness to detrimental to the patients, it may still have a significant effect on the overall profitability of the center. For these reasons, SurgiCare believes, physician owned ambulatory surgical centers have historically been extremely profitable.

         SurgiCare believes that the profitability of freestanding ambulatory surgery centers tends to make them attractive to acquirers. Nevertheless, following the acquisition of a physician owned center, evidence suggests that the typical center's profitability will significantly decrease. SurgiCare believes that this typical decline in profitability can be explained, in part, because in many of such acquisitions the operating physician loses control of the center. After a typical acquisition of an ambulatory surgery center, the control of the center is typically vested in non-physician management. The factors motivating the physician users to insure the center's profitability are therefore typically removed.

         SurgiCare's management structure consists of physicians and healthcare professionals. SurgiCare's management has substantial experience in the operations and management of ambulatory surgical centers. SurgiCare also expects that it will issue its own shares, or other equity interests, to the physicians who own and operate other centers which SurgiCare may acquire. SurgiCare believes that it will thereby be able to substantially align the interests of SurgiCare's management and shareholders with those of the physician owners of centers which SurgiCare may acquire. SurgiCare also presently intends to permit each surgery center to be substantially managed by its own board, which is anticipated to consist of a majority of physicians associated with the center and one or more representatives of SurgiCare. Based upon this approach, SurgiCare expects that it will benefit from the substantial unity of goals and motivations of its own management and shareholders with those of physicians who have previously owned and operated a freestanding center acquired by SurgiCare.

         SurgiCare therefore expects that with goals and motivations substantially aligned, the profitability of each center, which it acquires, can be maintained. As there are numerous factors which affect the profitability of ambulatory surgery centers, including regulatory and liability matters, there can, however, be no assurance that the profitability of any center or SurgiCare as a whole will be maintained.

         SurgiCare   intends  to  apply  its  philosophy  in  the   acquisition,
development and operation of physician owned / managed freestanding ambulatory surgery centers.

THE ESSENTIAL COMPONENTS OF SURGICARE'S STRATEGY ARE:

Acquire physician owned ambulatory surgery centers.

         SurgiCare expects to continue to grow through a combination of acquisitions and development of physician owned / managed ambulatory surgical centers throughout the United States.

Achieve Growth in Surgery Center Revenues and Profitability.

         SurgiCare intends to enhance physician productivity and promote increased same-center revenues and profitability by increasing physician involvement, and creating operating efficiencies, including improved scheduling, group purchasing programs and clinical efficiencies.

         SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the time of this filing there are no commitments, understandings, or agreements with any potential acquisition targets. All of such discussions have been tentative in nature and there can be no assurance that SurgiCare will acquire any center with which discussions have been conducted. SurgiCare expects that generally the acquisition of another surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies.

ACQUISITION AND DEVELOPMENT OF SURGERY CENTERS

                  SurgiCare's development staff will identify existing centers that are potential acquisition candidates and identify physician practices that are potential partners for new center development in the medical specialties which SurgiCare has targeted for development.

         The candidates will then be evaluated against SurgiCare's project criteria which may be expected to include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payers in the market and state certificate of need ("CON") requirements for development of a new center.

         In the development of a new surgery centers, SurgiCare intends to work in conjunction with Surgery Centers of America II. SurgiCare believes that its management has a certain expertise in acquiring, managing and operating ambulatory surgical centers. However, in order to assure that its acquisition and development activities are efficiently and thoroughly conducted, SurgiCare has agreed in principle to utilize SCOA to assist it in these efforts. However, SurgiCare's current affiliation agreement (Exhibit 10.1) which covers certain operational affiliations, does not currently cover these types of development activates. In presenting the advantages to physicians of developing a new freestanding ambulatory surgery center in partnership with SurgiCare, SurgiCare anticipates that the SurgiCare and SCOA development staffs will emphasize the following factors, among others:

 1.Simplified administrative procedures.

 2.The ability to schedule consecutive cases without preemption by inpatient or emergency procedures.

 3.Rapid turnaround time between cases.

 4.The high technical competency of the center's clinical staff that performs only a limited number of specialized procedures, and state-of-the-art surgical equipment.

     SurgiCare expects that, in conjunction with SCOA, it will provide the following developmental services: Financial feasibility pro forma analysis; Assistance in state CON approval process; Site selection; Assistance in space analysis and schematic floor plan design; Analysis of local, state, and federal building codes; Negotiation of equipment financing with lenders; Equipment budgeting, specification, bidding, and purchasing; Construction financing; Architectural oversight; Contractor bidding; Construction management; Assistance with licensing; Assistance with Medicare certification and third party Managed care contracts.

         SurgiCare currently intends that its ownership interests in its freestanding ambulatory surgery centers will generally be 100%. The physicians who had owned and operated a center acquired by SurgiCare, or who have newly developed a center in partnership with SurgiCare, generally will become substantial shareholders in SurgiCare. The local physicians will generally continue to oversee their local operations. SurgiCare anticipates that the terms of its acquisition agreements with new centers will include a provision for the appointment of one or more physician partners from each newly acquired center to a position on the Board of Directors of SurgiCare or on an advisory committee that will advise SurgiCare's board or management on operational aspects of the center.
REVENUES
         SurgiCare's principal source of revenues is a facility fee charged to patients, for surgical procedures performed in its surgery center. SurgiCare depends upon third-party programs, including governmental and private health insurance programs to pay these fees, on behalf of their patients. Patients are responsible for the co-payments and deductibles when applicable. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians.

         Freestanding ambulatory surgery centers such as those in which SurgiCare owns and intends to acquire, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. SurgiCare derived approximately 23% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the past trailing 12-month period.

         The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules, which are prospectively determined.

         On June 12, 1998, the Health Care Financing Agency of the U.S. Department of Health and Human Services ("HCFA") published a proposed rule that would update the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule is subject to a comment period that has been extended until June 30, 1999, and provides for an implementation date that has been extended to a date to be no earlier than January 2000. As of March 29, 2000, this proposed plan has not been adopted. If the plan is ever adopted, the law now requires that it can only be implemented by phasing it in slowly over a three-year period.

     The proposed rule would reduce the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare. While the effects of the proposed rule, if adopted in its current form, cannot be precisely forecasted, SurgiCare believesthat if adopted in its current form, the proposed HCFA rule would not directly have a material adverse affect its annual revenues. This is because the procedure codes that are involved in the proposed rule, are codes that SurgiCare believes are not relevant or critical to its current operation. However many third party payers, base their payment structure on a percentage of the Medicare accepted rate. The adjustment of such payers' rates to follow the rates proposed in the rule could adversely affect SurgiCare's annual revenues. There can be no assurance that HCFA will not modify the proposed rule, before it is enacted in final form, in a manner that would adversely impact SurgiCare's financial condition, results of operation and business prospects.

         In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as PPO's, HMOs and other similar structures.

         The strengthening of managed care systems nationally has resulted in substantial competition among providers of services, including providers of surgery center services. This competition would include companies with greater financial resources and market penetration than SurgiCare. In some cases national managed care systems require that a provider, in order to participate in a specific plan, be able to cover an expanded geographical area.

         In order to compete in market penetration, SurgiCare has associated itself with SCOA. SCOA is located in Edmond Oklahoma, and is in the business of developing, building, and managing ambulatory surgical centers nation wide, with participating physician partners. SCOA maintains a minority ownership in each of the centers that is develops.

         This association allows SCOA on behalf of all of its centers and affiliates to cover a large geographical area, and to participate with managed care systems accordingly. SCOA manages surgery centers in Oklahoma, Arizona, Missouri, and parts of Texas. The more comprehensive the geographical coverage provided by a company, the better it is able to compete for managed care contracts. SurgiCare offers SCOA the ability to include the geographical regions covered by SurgiCare. Since SCOA includes the SurgiCare facilities in its managed care contracting, SurgiCare also benefits from the geographical penetration of SCOA.

         SurgiCare believes that all payers, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of SurgiCare's efforts to contract with healthcare payers, SurgiCare believes that its position as a low-cost alternative for certain surgical procedures should enable its current center, and additional centers which it may
acquire,  to  compete   effectively  in  the  evolving  healthcare
marketplace.

COMPETITION

         There are several companies, many in niche markets, that acquire existing freestanding ambulatory surgery centers. Many of these competitors have greater resources than SurgiCare. The principal competitive factors that affect the ability of SurgiCare and its competitors to acquire surgery centers are price, experience, reputation, and access to capital. Competition for Managed Care Contracts

          SurgiCare's participation in managed care contracts, often referred to as HMO's and PPO's, in most cases simply makes it more convenient and cost effective for a potential patient to allow their doctor to choose a SurgiCare facility. Participation in most managed care contracts is helpful, but not material to SurgiCare's business. SurgiCare believes that its current center can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to hospital based surgery centers with which SurgiCare competes for managed care contracts. SurgiCare intends that any additional center, which it may acquire, will be similarly situated. In competing for Managed Care contracts, it is important that SurgiCare be able to show insurance companies that it provides quality healthcare, and can do so at affordable competitive prices.

GOVERNMENT REGULATION

         The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Regulatory activities affect the business activities of SurgiCare by controlling its growth, requiring licensure and certification for its facilities, regulating the use of SurgiCare's properties, and controlling reimbursement to SurgiCare for the services it provides.

     Certificates of Need and State Licensing. CON regulations control the development of ambulatory surgery centers in certain states. CONs generally provide that prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health-planning agency. State CON statutes generally provide that, prior to the construction of new facilities or the introduction of new services, a designated state health-planning agency must determine that a need exists for those facilities or services. SurgiCare expects that its development of ambulatory surgery centers will generally focus on states that do not require CONs. However, acquisitions of existing surgery centers, even in states that require CONs for new centers, generally do not require CON regulatory approval.

         State licensing of ambulatory surgery centers is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements in addition to local building and life safety codes. In addition, each center is also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues.

         Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of healthcare providers. SurgiCare believes that its operations are in compliance with these laws in the states in which it currently does business. The National Association of Insurance Commissioners (the "NAIC") recently endorsed a policy proposing the state regulation of risk assumption by healthcare providers. The policy proposes prohibiting providers from entering capitated payment or other risk sharing contracts except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, healthcare providers will be precluded from entering into capitated contracts directly with employers and benefit plans other than HMOs and companies.

         SurgiCare and its affiliated groups may in the future enter contracts with managed care organizations, such as HMOs, whereby SurgiCare and its affiliated groups would assume risk in connection with providing healthcare services under capitation arrangements. If SurgiCare or its affiliated groups are considered to be in the business of insurance as a result of entering into such risk sharing arrangements, they could become subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, which could have a material adverse effect upon SurgiCare's ability to enter into such contracts.

         With respect to managed care contracts that do not involve capitated payments or some other form of financial risk sharing, federal and state antitrust laws restrict the ability of healthcare provider networks such as SurgiCare's specialty physician networks to negotiate payments on a collective basis

         Reimbursement. SurgiCare depends upon third-party programs, including governmental and private health insurance programs; to reimburse it for services rendered to patients in its ambulatory surgery center. In order to receive Medicare reimbursement, each ambulatory surgery center must meet the applicable conditions of participation set forth by the Department of Health and Human Services ("DHHS") relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. Ambulatory surgery centers undergo periodic on-site Medicare certification surveys. SurgiCare's existing center is certified as a Medicare provider. Although SurgiCare intends for its current center and those, which it may acquire, to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.

         Since performing surgery is a fundamental part of any surgical practice the facilities were a surgeon chooses to operate, is considered to be an extension of the surgical practice. It is acceptable for certain surgical procedures to be done in a doctors office, others procedures require a more clinical environment such as that of an ambulatory surgical center, or a hospital. Regardless of the location, when a surgeon performs a procedure the surgical procedure is part of the surgical practice, and therefore the location is considered to be an extension of the practice.

If an operating physician has a financial interest in a facility through a partnership interest, or as a shareholder, the operating physician has the potential to benefit from the profitability of the facility. Since the facility where a surgeon performs surgery is considered an extension of the surgical practice, profiting from an ownership interest is not considered to be in violation of the anti-kickback statutes of the Medicare-Medicaid Illegal Remuneration Provisions.

         Medicare-Medicaid Illegal Remuneration Provisions. The anti-kickback statute makes unlawful knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate) directly or indirectly to induce or in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Violation is a felony punishable by a fine of up to $25,000 or imprisonment for up to five years, or both. The Medicare and Medicaid Patient Program Protection Act of 1987 (the "1987 Act") provides administrative penalties for healthcare practices which encourage over utilization or illegal remuneration when the costs of services are reimbursed under the Medicare program. Loss of Medicare certification and severe financial penalties are included among the 1987 Act's sanctions. The 1987 Act, which adds to the criminal penalties under preexisting law, also directs the Inspector General of the DHHS to investigate practices which may constitute over utilization, including investments by healthcare providers in medical diagnostic facilities and to promulgate regulations establishing exemptions or "safe harbors" for investments by medical service providers in legitimate business ventures that will be deemed not to violate the law even though those providers may also refer patients to such a venture. Regulations identifying safe harbors were published in final form in July 1991 (the "Regulations").

         The Regulations set forth two specific exemptions or "safe harbors" related to "investment interests": the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The corporate structure of SurgiCare and its center do not meet all of the criteria of either existing "investment interests" safe harbor as announced in the Regulations.

         While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to SurgiCare or its subsidiary company. SurgiCare believes that it is in compliance with the current requirements of applicable federal and state law.

         Notwithstanding SurgiCare's belief that the relationship of physician partners to SurgiCare's surgery center should not constitute illegal remuneration under the anti-kickback statute, no assurances can be given that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners' ownership interest in SurgiCare to become illegal, or result in the imposition of penalties on SurgiCare or certain of its facilities. Even the assertion of a violation could have a material adverse effect upon SurgiCare.

         Prohibition on Physician Ownership of Healthcare Facilities. The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit a referral by a physician for "designated health services" to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. A referral under Stark II that does not fall within an exception is strictly prohibited. This prohibition took effect on January 1, 1995. Sanctions for violating Stark II can include civil monetary penalties and exclusion from Medicare and Medicaid.

         Ambulatory surgery is not identified as a "designated health service", and SurgiCare therefore does not believe that ambulatory surgery is otherwise subject to the restrictions set forth in Stark II. Proposed regulations pursuant to Stark II that were published on January 9, 1998 specifically provide that services provided in any ambulatory surgery center and reimbursed under the composite payment rate are not designated health services.

         However, unfavorable final Stark II regulations or subsequent adverse court interpretations concerning similar provisions found in recently enacted state statutes could prohibit reimbursement for treatment provided by the physicians affiliated with SurgiCare or its current or future centers to their patients.
         Neither SurgiCare nor its subsidiaries are engaged in the corporate practice of medicine. SurgiCare does not employ any physicians to practice medicine on its behalf. SurgiCare and its subsidiaries merely provide the venue for its physicians to perform surgical procedures. SurgiCare submits claims and bills to patients, for the FACILITY FEE only, and in no way are involved with the billing or submission of claims for any professional medical fees.

         SurgiCare cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate relationships which SurgiCare has established or may establish with other healthcare providers or the possibility of material adverse effects on its business or revenues arising from such future actions. SurgiCare believes, however, that it will be able to adjust its operations to be in compliance with any regulatory or statutory provision, as may be applicable.

         SurgiCare is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payers that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors

         Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the anti-kickback statute and Stark II should also be prosecuted as violations of the federal False Claims Act. SurgiCare believes that it has procedures in place to ensure the accurate completion of claims forms and requests for payment.

         However, the laws and regulations defining the proper parameters of proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite SurgiCare's best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

EMPLOYEES

         As of July 21, 1999, SurgiCare and its subsidiary employed approximately 18 persons, 13 of who were full-time employees and 5 of who were part-time employees. Of the above, 2 were employed at SurgiCare's headquarters staff office in Houston, Texas and the remaining employees were employed by Bellaire. SurgiCare believes its relationship with its employees to be good. SurgiCare does not have any employment or labor contracts, nor does it currently plan on having any such contracts with any operating physician on staff at any of its facilities. At this time SurgiCare believes that all of its nurses and other employees have (at will) employment relationships with the company.

PHYSICIAN SHAREHOLDERS

          SurgiCare has never entered into any arrangement, nor does it plan on entering into any arrangement with any physicians that operate at any of its facilities, to assure their continued use of its companies facilities. However many of the surgeons that operating in SurgiCare facilities own either SurgiCare's common stock, preferred stock, or both. Depending on SurgiCare's profitability, the potential exist for all shareholders, both physician and non-physician, to benefit financially.

         Surgeons specializing in podiatry, orthopedics, pain management, gynecology, ophthalmology, plastics, as well as general surgery, utilize SurgiCare's facility. SurgiCare is not dependent on the revenue generated by patients brought by any single operating physician. SurgiCare does however derive a large portion of its revenue from procedures performed within specific specialties. Currently podiatry and pain management are the dominant specialties at Bellaire. Since Bellaire has over 20 podiatrist and three pain management physicians bringing patients to the surgery center, none are considered to be a major customer.

ITEM 2. DESCRIPTION OF PROPERTY

         SurgiCare's principal office is located at 6699 Chimney Rock Rd., Suite 105, Houston, Texas, 77081. SurgiCare currently occupies space within the facility operated by its wholly owned subsidiary, Bellaire. This property is approximately 10,000 square feet, occupying about half of both the first and second floors of the building in which it is located. The property is leased from an unaffiliated third party for a term that expires in March 2003, with an annual rental of $ 172,081.92, payable monthly in the amount of $15,771.50. The rent has increased over prior years, in part because Bellaire has increased its rental space by approximately 637 square feet, as of August 1, 1999. The balance of the increase can be attributed to a rental increase for Bellaire's' pro-rata share of building overhead. SurgiCare maintains tenant fire and casualty insurance on its property located in such building in an amount deemed adequate by SurgiCare.

ITEM 3. LEGAL PROCEEDINGS

         SurgiCare is not party to, and none of its property or holdings is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a material adverse effect upon SurgiCare's condition or operation.

ITEM 4.  SUBMISSION  OR MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

         SurgiCare's Common Stock currently is not traded on any national securities exchange or other public market. SurgiCare's management is working with certain broker dealers affiliated with the National Association of Securities Dealers Inc. in order to have the SurgiCare's companies stock listed on the Over The Counter Bulletin Board (OTCBB). There can be no assurance that SurgiCare's securities will become eligible to be quoted or that any market will develop for SurgiCare's securities.

     SurgiCare's common stock has been trading in Texas since August 23,1999 through William Little and Company. The following table sets forth the high and low sales prices per share of the company's common stock as reported by William Little and Company from August 23, 1999 through December 31, 1999 and each of the quarters in 1999 subsequent to the initial quoting period. Such bid price reflect quotations by William Little, and Company without commissions and may not represent actual transactions.

                                                    HIGH BID     LOW BID
August 23, 1999 through September 30, 1999              3         2 15/16
Quarter ended December 31, 1999                        3 7/8        3

PENNY STOCK

         SurgiCare's common stock may be classified as "penny stock" as defined by the Securities and Exchange Commission. The Securities and Exchange Commission has adopted a Rule which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions that do not currently apply to SurgiCare's stock. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination, and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor incases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These requirements may reduce the level of trading activity in the market for a stock that is subject to the penny stock rules and therefore make it more difficult to sell those shares.

HOLDERS
         SurgiCare believes that there were approximately 325 holders of record of the Company's Common Stock, and 15 holders of the Company's Series A Preferred as of December 31, 1999.

DIVIDENDS

         SurgiCare has not paid dividends on shares of its Common Stock within the last two years, and does not expect to declare or pay any cash dividends on its common shares in the foreseeable future

CONVERTIBLE SECURITIES AND RESTRICTED SECURITIES

         Convertible Securities. At the date of filing of this registration statement, there are 1,350,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock of SurgiCare.

         No options or warrants to purchase shares of Common Stock or Series A Preferred Stock have been issued by SurgiCare.

     Restricted Securities. As of December 31, 1999 there were approximately 325 holders of record of SurgiCare's Common Stock and 14 holders of record of its Series A Preferred Stock. Currently 11,055,556 of the 12,596,657 shares of Common Stock and all of the shares of Series A Preferred Stock issued and outstanding are deemed to be "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act and may be publicly resold only if registered under the Securities Act in the future or sold in accordance with an applicable exemption from registration, such as is set forth in Rule 144. SurgiCare believes that its directors and officers constituting affiliates of SurgiCare currently own 3,247,776 restricted shares of Common Stock and 400,000 restricted shares of Series A Preferred Stock.

     In general, under Rule 144 as currently in effect, a person (including an affiliate of SurgiCare) who beneficially has owned restricted securities that were acquired from SurgiCare for at least one year prior to an intended sale date is entitled to sell within any three-month period a number of shares that does not exceed the greater of the following: a. one percent of the number of shares of common stock then outstanding; or b. the average weekly reported trading volume of the common stock during the four calendar weeks immediately preceding the date on which notice of such sale is filed with the Securities and Exchange Commission, provided that manner of sale and notice requirements and requirements as to the availability of current public information concerning SurgiCare are satisfied.

         Under Rule 144(k), a person who has not been an affiliate of SurgiCare for at least three months preceding the intended sale date and who beneficially has owned restricted securities acquired from SurgiCare for at least two years prior to the sale date, would be entitled to sell the shares without volume limitations, manner of sale provisions, or notification requirements.
 .
         Shares owned by persons who, under the Securities Act, are deemed to be affiliates of SurgiCare are subject to volume limitations, manner of sale provisions, notification requirements, and requirements as to the availability of current public information regarding SurgiCare, regardless of how long the shares have been owned. As defined in Rule 144, an affiliate of an issuer is a person that directly or indirectly through the use of one or more intermediaries, controls, or is controlled by, or is under common control with, the issuer. SurgiCare believes that Messrs. Blumfield, Penso, Nagler, Mineo Browne, Nguyen, and Cohen (its directors and officers) are affiliates of SurgiCare.

TRANSFER AGENT

         SurgiCare's transfer agent is First National Trust Company; their address is 240 N. Jones Blvd, STE F-206, Las Vegas, NV 89107. Their toll free telephone number is 1-888-505-3721.

RECENT SALES OF UNREGISTERED SECURITIES

         On July 2, 1999 Technical Coatings issued 100,000 Shares of Common Stock to Marjorie Kleiman Mintz, personally and as surviving spouse of Martin Kleiman, in exchange for all of her rights, title and interest in a judgment owned by her in the amount of $211,040.40 plus interest and attorney's fees, pursuant to Settlement Agreement dated July 7, 1999. The original judgment had been issued against TCI in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County Florida, on April 20, 1990. This transaction took place prior to the Bellaire Shareholders acquiring the Technical Coatings Stock There is no remaining contingent liabilities as a result of this settlement agreement.

     Pursuant to the Settlement Agreement, Mrs. Kleiman Mintz agreed that for a period of one year she would not sell more than 25% of the shares of Common Stock received by her, increasing by 25% per year thereafter. The Settlement Agreement further provides that if at any time the Common Stock reaches a market price of $5.00 per share, and maintains that market price for a period of 90 days, all restrictions imposed by the Settlement Agreement would be released. The stock issued is subject to the restrictions of Rule 144, and any restriction imposed by that rule shall supersede any restrictions imposed, or released, pursuant to the terms of the Settlement Agreement.

         On July 21, 1999, SurgiCare issued 9,860,000 shares of its Common Stock, with a $0.005 per share par value, and 1,350,000 shares of its Series A Preferred, to the shareholders of Bellaire pursuant to a Stock Exchange Agreement effective July 1, 1999. The shares were issued as part of a stock for stock exchange, upon the completion of which SurgiCare became the sole shareholder of Bellaire.

         On July 18,1999 SurgiCare issued 1,095,566 shares of its Common Stock to SCOA pursuant to an agreement, dated July 1, 1999, among SurgiCare, SCOA and Bellaire (the "SCOA Agreement"). The shares issued to SCOA were issued in satisfaction of SCOA's rights, under a previous agreement with Bellaire, to participate in the proceeds of any transaction resulting in a change of control of Bellaire, and in connection with the agreed early termination of that agreement.

         No underwriters were involved in any of the foregoing sales or issuance of securities. Such sales or issuance were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, or the rules and regulations there under. Each individual receiving securities in the foregoing sales or issuance is believed by SurgiCare to be an "accredited investor" as that term is defined under Rule 501 of Regulation D under the Securities Act, and to have been provided with, or have by virtue of their position access to, adequate information concerning SurgiCare at the time of the respective issuance. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
FORWARD LOOKING STATEMENTS

         The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payer practices, SurgiCare's historical and current compliance with existing or future healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10K-SB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved. SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     SurgiCare's principal business strategies are to (i) increase physician utilization of existing facilities, (ii) increase both the revenue and profits, from current cases and procedures being performed in existing facilities and,
(iii) achieve growth and expand revenues by pursuing strategic acquisitions of existing, and the development of new, physician owned ambulatory surgical centers.

     (i) Bellaire SurgiCare is currently operating at or near capacity. In order to facilitate growth, SurgiCare is in the process of adding one additional operating room to its Bellaire facility. This additional operating room will increase the capacity at Bellaire by 50%.

     (ii) SurgiCare is constantly striving to achieve increase profits from existing revenues. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore SurgiCare is always looking for ways to decrease the cost of surgical supplies. Through participation in national buying groups SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", and provide quality service, at reduced prices. SurgiCare has found that the purchasing policies that govern the acquisition of surgical equipment is an important key to maximize a centers profit. Therefore all equipment is purchased at the corporate level, in order to insures that the equipment is purchased at the lowest possible price.

     (iii) SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the time of this filing there are no commitments, understandings, or agreements with any potential acquisition targets. All of such discussions have been tentative in nature and there can be no assurance that SurgiCare will acquire any center with whom discussions have been conducted. SurgiCare expects that generally the acquisition of another surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies.


FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.


                                                       1998       1999
------------------------------------------------------------------------
Revenues, net                                         100.00%    100.00%
------------------------------------------------------------------------
Expenses

Direct Costs of Sales
------------------------------------------------------------------------
       Surgical Costs                                  18.34%    15.53%
------------------------------------------------------------------------
       Clinical Salaries, Wages and benefits           11.37%     9.24%
------------------------------------------------------------------------
       Other Surgical Cost                              4.45%     3.88%
------------------------------------------------------------------------
       Total Direct Cost of Services                   34.16%    28.65%
------------------------------------------------------------------------
General & Administrative Expenses
------------------------------------------------------------------------
       Salaries, Wages and benefits                     3.86%     4.80%
------------------------------------------------------------------------
       Management Co. Termination Fee                   0.00%     3.90%
-----------------------------------------------------------------------
       Professional Fees                                2.98%     1.16%
------------------------------------------------------------------------
       Rent                                             6.57%     4.29%
------------------------------------------------------------------------
       Management Fee                                   7.98%     4.89%
------------------------------------------------------------------------
       Insurance                                        0.84%     1.04%
------------------------------------------------------------------------
       Depreciation                                     5.14%     3.36%
------------------------------------------------------------------------
       Repairs & Maintenance                            0.52%     0.29%
------------------------------------------------------------------------
       Other operating expenses                         1.36%     1.75%
------------------------------------------------------------------------
       Taxes                                            1.12%     1.72%
------------------------------------------------------------------------
Total G & A                                            30.37%    27.19%
------------------------------------------------------------------------
       Total Expenses                                  64.53%    55.84%
------------------------------------------------------------------------
       Operating Income                                35.47%    44.16%
------------------------------------------------------------------------
Other Income
------------------------------------------------------------------------
       Gain on sale of property and equipment           0.20%     0.29%
------------------------------------------------------------------------
       Miscellaneous income                             0.28%     0.29%
------------------------------------------------------------------------
       Interest Expense                                -1.76%    -1.18%
------------------------------------------------------------------------
Total Other Income                                     -1.28%    -0.60%
------------------------------------------------------------------------
Earnings Before Federal Income Tax Expense             34.19%    43.55%
------------------------------------------------------------------------
Federal Income Tax Expense (Benefit)
------------------------------------------------------------------------
       Current                                          0.00%     3.93%
------------------------------------------------------------------------
       Deferred                                         0.00%    12.95%
------------------------------------------------------------------------
       Net Earnings                                    34.19%    26.68%
------------------------------------------------------------------------



      RESULTS OF OPERATION

The following table sets forth for the period indicated the number of surgical cases.


                                                             For the
                                                            Year Ended
                                                           December 31,

                                                        1998           1999
----------------------------------------------------------------------------
Number of Cases
----------------------------------------------------------------------------
     Bellaire                                           1790           2620
----------------------------------------------------------------------------
Total Revenues Generated                          $2,559,526     $4,216,660
----------------------------------------------------------------------------
Avg. Revenue Generated per Case                   $    1,430     $    1,609
----------------------------------------------------------------------------
Avg. Earnings Before Federal Income Tax per Case  $     489      $      701
----------------------------------------------------------------------------

TWELVE MONTHS ENDING DECEMBER 31,1999 vs.TWELVE MONTHS ENDING DECEMBER 31,1998

         The twelve months ending December 31, 1999 dramatically demonstrated the success of SurgiCare's strategic effort to increase the number of profitable low cost procedures while decreasing the number of high cost, low profit procedures. The results of these efforts had significant impact on the financial results for the year ending December 31, 1999. The total case performed for the year 1999 were 2620 compared to 1790 procedures during 1998, this represents 46% increase year over year utilization.

       Revenues generated per case for the same period rose 12.5% from an average of $1,430 per case to $1,609. Most significant was the 43.3% increase in pre-tax earnings generated per case, from $489 for the twelve-month period ending December 31, 1998, to $701 for the same period in 1999.

         In the twelve months ending December 31, 1999, Bellaire posted record revenues of $4,216,660 compared to $2,559,526 for the same period in 1998, a 64.7% increase, resulting from the increase in cases and average per case discussed above. For the same period direct surgical expenses rose only 38% from $0.87 million to $1.2 million. As a percentage of revenue direct surgical expenses dropped from 34.2% for the twelve month period ending December 31, 1998, to 28.7% for the same period in 1999, this reduction was the result of increased percentage of lower cost cases. As a percentage of revenue General and Administrative Expenses fell from 30.4% for the twelve-month period ending December 31, 1998, to 27.2% for the same period in 1999.

         The increased revenue, along with the percentage decrease in expenses yielded an increase in pre tax earnings of 110% to $1,836,520 for the twelve-month period ending December 31, 1999, from $875,125 for the same period in 1998.

         In July of 1999, SurgiCare incurred a one-time charge of $164,333. This charge was a fee for the termination of Bellaire's pre-existing management contract with Surgery Centers of America. As a direct result of the termination of this contact, there was a slight decrease in the management fee as a percentage of revenue, The cost of the new affiliation agreement the company has with Surgery Centers of America, is only 2% of total collected revenue, compared to the previous contracted 5% of total collected revenue.

         Due to the expanded facility utilization in 1999, SurgiCare is adding one additional operating room to its Bellaire facility. This additional operating room will increase the capacity at Bellaire by 50%. This expansion project was completed in early March of 2000, and by the end of the same month, the company began utilizing it's new expanded facilities

         The funds for this expansion have been secured and approved through a conventional loan from the Southwest Bank of Texas. With the exception of the above-mentioned remodeling project, SurgiCare does not anticipate the need to raise or borrow any additional funds to meet any of its obligations during the next 12 months.
         Prior to the reverse merger in July 1999, Bellaire SurgiCare was an S-Corporation and therefore any and all tax liabilities, and or credits, passed through directly to its shareholders. SurgiCare has therefore entered a one-time charge in 1999 for deferred taxes of $429,000, based on Bellaire's balances at the time of the reverse merger.

LIQUIDITY AND CAPITAL RESOURCES

            Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Net cash provided by operating activities increased from $.6 million in fiscal 1998 to $1.4 million in fiscal 1999, due primarily to the level of net income and changes in operating assets and liabilities. The Company had $641 thousand of working capital as of December 31, 1999 compared to $420 thousand of working capital as of December 31, 1998.

            Capital expenditures increased from $71 thousand through December 31, 1998 to $194 thousand for the same period in 1999. The increase was due in part to the additional equipment required to increase case capacity within specific surgical services, as well as the expenses associated with the addition of the new operative suite. All anticipated capital expenditures, can and will be funded from operating revenues.

            SurgiCare does not foresee any trend or uncertainties that would impact the long or short-term liquidity of the company. The company does not plan or expect any material capital expenditures that would require additional source of funds.

YEAR 2000 COMPLIANCE

        SurgiCare experienced no material Y2K related complications.

ITEM 7.  FINANCIAL STATEMENTS TABLE OF CONTENTS



                                                           Page Number


Independent Auditors' Report                                    1

Consolidated Balance Sheets                                     2

Consolidated Statements of Earnings                             4

Consolidated Statements of Shareholders' Equity                 5

Consolidated Statements of Cash Flows                           6

Notes to Consolidated Financial Statements                      8

                                            Independent Auditors' Report



The Board of Directors
SurgiCare, Inc.
Houston, Texas


We have audited the accompanying Consolidated Balance Sheets of SurgiCare, Inc. as of December 31, 1998 and 1999, and the related Consolidated Statements of Earnings, Shareholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SurgiCare, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 3, 2000



                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
------------------------------------------------------- ---------- ----------
                                                              1998       1999
                                                        ---------- ----------
                               ASSETS
------------------------------------------------------- ---------- ----------
Current Assets
------------------------------------------------------- ---------- ----------
------------------------------------------------------- ---------- ----------
   Cash and cash equivalents                            $   57,049 $  243,859
------------------------------------------------------- ---------- ----------
------------------------------------------------------- ---------- ----------
   Accounts receivable (less allowance for contractual
   adjustments and doubtful accounts of $835,000 and
   $1,682,000 at Decand 1999, respectively)                923,4321 1,751,984
------------------------------------------------------- ---------- ----------
   Other receivable                                         80,849
------------------------------------------------------ ---------- ----------
   Inventory                                                47,987     89,361
------------------------------------------------------- ---------- ----------
   Prepaid expenses                                         26,210     27,175
------------------------------------------------------- ---------- ----------
   Other current assets                                      5,862     21,200
                                                        ---------- ----------
------------------------------------------------------- ---------- ----------
------------------------------------------------------- ---------- ----------
       Total Current Assets                              1,060,540  2,214,428
                                                        ---------- ----------
------------------------------------------------------- ---------- ----------
Property and Equipment
------------------------------------------------------- ---------- ----------
   Office furniture and equipment                           34,445     40,922
------------------------------------------------------- ---------- ----------
   Medical and surgical equipment                          583,648    660,225
------------------------------------------------------- ---------- ----------
   Leasehold improvements                                   28,016     28,016
------------------------------------------------------- ---------- ----------
   Computer equipment                                       38,175     58,303
------------------------------------------------------- ---------- ----------
   Construction in progress                                117,121
                                                        ---------- ----------
------------------------------------------------------- ---------- ----------
                                                           684,284    904,587
------------------------------------------------------- ---------- ----------
   Less:  Accumulated depreciation and amortization        401,988    487,998
                                                        ---------- ----------
------------------------------------------------------- ---------- ----------
                                                           282,296    416,589
------------------------------------------------------- ---------- ----------
------------------------------------------------------- ---------- ----------
Goodwill (net of amortization of $5,737)                   166,367
                                                        ---------- ----------
------------------------------------------------------- ---------- ----------
                                                        $1,342,836 $2,797,384
                                                        ========== ==========





                       See notes to consolidated financial
                                  statements.



                                                              December 31,
------------------------------------------------------- ----------  ----------
                                                              1998        1999
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
                              LIABILITIES
------------------------------------------------------- ----------  ----------
Current Liabilities
------------------------------------------------------- ----------  ----------
   Current portion of capital lease obligations         $    7,386  $   21,464
------------------------------------------------------- ----------  ----------
   Notes payable                                           545,278     633,764
------------------------------------------------------- ----------  ----------
   Accounts payable                                         37,826     147,685
------------------------------------------------------- ----------  ----------
   Accrued expenses                                         49,811     128,280
------------------------------------------------------- ----------  ----------
   Federal income tax payable                               95,637
------------------------------------------------------- ----------  ----------
   Deferred federal income tax                             546,000
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
       Total Current Liabilities                           640,301   1,572,830
------------------------------------------------------- ----------  ----------
Long-Term Capital Lease Obligations                          7,491      49,544
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
                                                           647,792   1,622,374
------------------------------------------------------- ----------  ----------
                         SHAREHOLDERS' EQUITY
------------------------------------------------------- ----------  ----------


Preferred Stock, Series A, par value $.001, 1,650,000
authorized,1,400,000 issued and outstanding at December
31, 1999 and liquidation value $7,000,000                                 1400
------------------------------------------------------- ----------  ----------
Common Stock, par value $.10, 1,000,000 shares
authorize 140 issued at December 31, 1998                   140
------------------------------------------------------- ----------  ----------
Common Stock, par value $.005, 50,000,000 shares
authorized, 12,652,766 issued and outstanding at
December 31, 1999                                                       63,272
------------------------------------------------------- ----------  ----------
Additional Paid-In Capital                                  32,610     899,956
------------------------------------------------------- ----------  ----------
Retained Earnings                                          765,794     237,882
------------------------------------------------------- ----------  ----------
Less:  Treasury stock, 150 shares at cost                  (54,750)
------------------------------------------------------- ----------  ----------
         Shareholder receivables                           (48,750)    (27,500)
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
                                                           695,044   1,175,010
------------------------------------------------------- ----------  ----------
                                                        $1,342,836  $2,797,384
                                                        ==========  ==========
------------------------------------------------------- ----------  ----------


                                 SURGICARE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                        ----------  ----------
                                                           For the Year Ended
                                                               December 31,

------------------------------------------------------- ----------  ----------
                                                              1998        1999
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
Revenues, net                                           $2,559,526  $4,216,660
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
Expenses
------------------------------------------------------- ----------  ----------
   Surgical costs                                          469,528     654,727
------------------------------------------------------- ----------  ----------
   Salaries, wages and benefits                            389,999     592,180
------------------------------------------------------- ----------  ----------
   Contract services                                        31,871      38,506
------------------------------------------------------- ----------  ----------
   Management fees                                         204,328     206,335
------------------------------------------------------- ----------  ----------
   Management company termination fee                      164,333
------------------------------------------------------- ----------  ----------
   Rent                                                    168,083     180,693
------------------------------------------------------- ----------  ----------
   Depreciation and amortization                           131,559     141,884
------------------------------------------------------- ----------  ----------
   Insurance                                                21,603      29,844
------------------------------------------------------- ----------  ----------
   Professional fees                                        87,460      48,771
------------------------------------------------------- ----------  ----------
   Repairs and maintenance                                  52,154      44,875
------------------------------------------------------- ----------  ----------
   Other operating expenses                                 66,456     179,907
------------------------------------------------------- ----------  ----------
   Taxes                                                    28,605      72,628
                                                        ----------  ----------
                                                         1,651,646   2,354,683
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
Operating Income                                           907,880   1,861,977
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
Other Income (Expense)
------------------------------------------------------- ----------  ----------
   Gain on sale of property and equipment                    5,092      12,025
------------------------------------------------------- ----------  ----------
   Miscellaneous income                                      7,292      12,433
------------------------------------------------------- ----------  ----------
   Interest expense                                        (45,139)    (49,915)
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
                                                           (32,755)    (25,457)
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
Earnings Before Federal Income Tax Expense                 875,125   1,836,520
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
Federal Income Tax Expense
------------------------------------------------------- ----------  ----------
   Current                                                 165,637
------------------------------------------------------- ----------  ----------
   Deferred                                                546,000
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
                                                                       711,637
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
Net Earnings                                            $  875,125  $1,124,883
                                                        ==========  ==========
------------------------------------------------------- ----------  ----------
Pro forma income data (unaudited):
------------------------------------------------------- ----------  ----------
   Earnings before federal income tax expense           $  875,125  $1,836,520
------------------------------------------------------- ----------  ----------
   Pro forma income tax                                    341,299     624,417
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
   Pro forma Net Earnings                               $  533,826  $1,212,103
                                                        ==========  ==========
------------------------------------------------------- ----------  ----------
   Pro forma earnings per share - basic                 $      .05  $      .08
                                                        ==========  ==========
-------------------------------------------------------- ----------  ----------
   Pro forma earnings per share - diluted               $      .05  $      .07
                                                        ==========  ==========


                                  See notes to
                       consolidated financial statements.


                                 SURGICARE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 1998 and 1999
                                                $.10 Par Value $.005 Par Value Additional
                               Preferred Stock   Common Stock   Common Stock     Paid-in Treasury Stock Shareholder Retained Total
                                                                                 Capital                Receivables Earnings Equity
                              Shares    Amount  Shares Amount  Shares   Amount            Shares Amount
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Balance - December 31, 1997                      1,400   140                     $13,860                  $(20,500)$417,419 $410,919
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Dividends to shareholders                                                                                         (526,750)(526,750)
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Purchase of Treasury stock                                                                (400)$(146,000)                  (146,000)
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Sale of Treasury stock                                                           $18,750   250   91,250  (110,000)
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Collections on shareholder                                                                                 81,750             81,750
  receivables
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Net Earnings                                                                                                        875,125  875,125
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Balance - December 31, 1998                      1,400   140                     $32,610  (150)$(54,750)  (78,750)  765,794  695,044
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Dividends to shareholders                                                                                         (599,000)(599,000)
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Sale of Treasury stock                                                           $ 8,500   100   36,500   (45,000)
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Cancellation of Treasury
  stock                                            (50)   (5)                    (18,245)   50   18,250
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Stock issued for termination
  of management agreement                                     1,095,556  $5,478  158,855                                     164,333
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Net earnings -
  January 1, 1999 to                                                                                                561,001  561,001
  June 30, 1999
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Capitalization of S                                                              727,795                           (727,795)
  corporation earnings
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Contributions by shareholders                                                     27,000                                      27,000
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Shares exchanged in reverse   1,350,000 $1,350  (1,350) (135) 11,501,101 57,505  (58,720)
  acquisition
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Sale of preferred stock          50,000 $   50                                   $22,450                  (22,500)
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Dividends paid to preferred                                                                                       (326,000)(326,000)
  shareholders
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Collections on shareholder                                                                                 88,750             88,750
  receivables
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Net earnings -
  July 1, 1999 to                                                                                                  563,882   563,882
  December 31, 1999
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------
Balance - December 31, 1999   1,400,000 $ 1,400         $    12,596,657 $62,983  $900,24               $(27,500) $237,882 $1,175,010
----------------------------- --------- ------- ------- ----- --------- ------- --------- ----- -------- --------- -------- --------



                       See notes to consolidated financial
                                  statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        ----------  ----------
                                                          For the Year Ended
                                                              December 31,
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
                                                              1998        1999
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
Cash Flows From Operating Activities
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Net earnings                                         $  875,125  $1,124,883
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Adjustments to reconcile net earnings to net cash provided by operations:
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Depreciation and amortization                       131,559     141,884
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Gain on sale of property and equipment               (5,092)    (12,025)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Deferred federal income tax                         546,000
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Management company termination fee                  164,333
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       (Increase) Decrease in:
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
         Accounts receivable                              (356,667)   (828,552)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
         Inventory                                          (1,988)    (41,374)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
         Prepaid expenses                                    3,828        (965)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
         Other current assets                               (2,845)    (15,338)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Increase (Decrease) in:
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
         Accounts payable                                  (52,743)    109,859
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
         Federal income tax payable                         95,637
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
         Accrued expenses                                   19,847      78,469
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Net Cash Provided by Operating Activities           611,024   1,362,811
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
Cash Flows From Investing Activities
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Capital expenditures                                    (70,865)   (193,872)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Advance on other receivable                             (80,849)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Proceeds from sale of property and equipment             27,500      12,428
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Acquisition of SurgiCare, Inc.                         (172,104)
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Net Cash Used in Investing Activities               (43,365)   (434,397)
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
Cash Flows From Financing Activities
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Borrowings on debt                                       78,500     336,000
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Payments on debt                                       (118,369)   (247,514)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Principal payments on capital lease                     (12,216)    (20,840)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Purchase of treasury stock                             (121,667)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Collections on shareholder receivable                    88,750
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Contributions by shareholders                            27,000
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Dividends paid to preferred shareholders               (326,000)
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
   Distributions to shareholders                          (526,750)   (599,000)
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
       Net Cash Used in Financing Activities              (618,752)   (741,604)
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents       (51,093)    186,810
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
Cash and Cash Equivalents - Beginning of Period            108,142      57,049
                                                        ----------  ----------
------------------------------------------------------- ----------  ----------
------------------------------------------------------- ----------  ----------
Cash and Cash Equivalents - End of Period               $   57,049  $  243,859
                                                        ==========  ==========
------------------------------------------------------- ----------  ----------

                                 SURGICARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1999


Note 1 - Accounting Policies

SurgiCare, Inc. (the Company) maintains its accounts on the accrual method of accounting in accordance with generally accepted accounting principles. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

   Description of Business

     Bellaire Surgicare, Inc. (Bellaire) was formed in January, 1995 as a Texas corporation to operate a day surgery center in Houston, Texas, and therefore operates as a single segment. Effective July 1, 1999, Bellaire acquired SurgiCare, Inc. (formerly Technical Coatings, Inc.) in a reverse acquisition. Bellaire Surgicare, Inc. is now a wholly-owned subsidiary of SurgiCare, Inc.

   Principles of Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bellaire Surgicare, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. During the year, the Company maintained cash balances in excess of federally insured limits.

   Revenue Recognition

     Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on fee schedules, contracts and collection experience. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account.

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

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1998 and 1999


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

Note 2 - Acquisition

     In July, 1999, the shareholders of Bellaire paid $125,000 to an individual for 1,000,000 shares of common stock (approximately 60%) of Technical Coatings, Inc. (a publicly-held company with no assets, liabilities or revenues). The name of Technical Coatings, Inc. was changed to SurgiCare, Inc.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1998 and 1999
Effective July 1, 1999, in a reverse acquisition accounted for as a purchase, the Bellaire shareholders received 1,350,000 shares of preferred stock and 9,860,000 shares of $.005 par common stock for all of the Bellaire common stock, and Bellaire became a wholly-owned subsidiary of SurgiCare, Inc. In connection with this transaction, the management company received 1,095,556 shares of common stock as a termination fee. After these transactions, the former Bellaire shareholders owned approximately 86% of SurgiCare, Inc. The acquisition costs of $172,104, including legal fees, have been allocated to goodwill in these consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:


  ..........................................................     For the Year Ended
  ..........................................................        December 31,
                                                             ----------- -----------
------------------------------------------------------------ ----------- -----------
                                                                 1998        1999
Basic Earnings Per Share:
------------------------------------------------------------ ----------- -----------
   Pro forma net earnings .................................. $   533,826 $ 1,212,103
------------------------------------------------------------ ----------- -----------
   Less: Preferred dividends ...............................     326,000
 ------------------------------------------------------------ ----------- -----------
   Pro forma net earnings available for common shareholders  $   533,826 $   886,103
                                                             =========== ===========
------------------------------------------------------------ ----------- -----------
   Weighted average shares outstanding .....................  11,546,840  11,811,531
                                                             =========== ===========
------------------------------------------------------------ ----------- -----------
   Pro forma net earnings per share - basic ................ $       .05 $       .08
                                                             =========== ===========
------------------------------------------------------------ ----------- -----------
Diluted Earnings Per Share:
------------------------------------------------------------ ----------- -----------
   Pro forma net earnings available for common shareholders  $   533,826 $   886,103
                                                             =========== ===========
------------------------------------------------------------ ----------- -----------
   Weighted average shares outstanding .....................  11,546,840  11,811,531
------------------------------------------------------------ ----------- -----------
   Plus: Shares from assumed conversion of preferred stock .     679,167
                                                             ----------- -----------
------------------------------------------------------------ ----------- -----------
   Weighted average shares assuming dilution ...............  11,546,840  12,490,698
                                                             =========== ===========
------------------------------------------------------------ ----------- -----------
   Pro forma net earnings per share - diluted .............. $       .05 $       .07
                                                             =========== ===========
------------------------------------------------------------ ----------- -----------

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1999 and 1998

                                                December 31,
                                              1998        1999


Note payable bearing interest at the
  prime rate, secured by furniture,
  equipment and intangibles, guaranteed
  by the shareholders, payable on demand
  or in monthly installments of           $   457,792 $   329,202
  principal and interest of $13,398
  through March, 2002

Note payable bearing interest at the
  prime rate, secured by furniture,
  equipment and intangibles, guaranteed
  by the shareholders, payable on demand
  or in monthly installments of
  principal of $5,667, plus interest,
  due June 8, 2001                                        102,000

Note payable bearing interest at the
  prime rate, guaranteedby the shareholders,
  payable on demand or in monthly installments
  of principal of %,500 per month plus
  interest, due January 1, 2003                           200,000


Non-interest-bearing unsecured note
  payable to a former shareholder, due
  November 30, 1999                            24,333

Note payable bearing interest at the
  prime rate, secured by furniture,
  equipment and intangibles, guaranteed
  by the shareholders, payable on demand
  or in monthly installments of
  principal and interest of $5,000
  through January, 2000                        63,153       2,562

                                          $   545,278 $   633,764

Note 5 - Operating Lease

The Company leases its treatment facility from an entity in which a former Bellaire shareholder was a partner under an operating sublease which expires in 2003. The lease provides for annual operating expense increases. Rent for 1998 and 1999 was $168,083 and $180,693, respectively. Base rental payments under this lease agreement are as follows:
------------------------------------------------ ---- --------------------
          For the Year Ending December 31,
------------------------------------------------ ---- --------------------
                   2000                                       184,841
------------------------------------------------ ---- --------------------
                   2001                                       184,841
------------------------------------------------ ---- --------------------
                   2002                                       184,841
------------------------------------------------ ---- --------------------
                   2003                                        77,017
------------------------------------------------ ---- --------------------
                                                       $      631,541
                                                       ===================


Note 6 - Long-Term Capital Leases

The Company leases certain equipment from third parties. The leases expire through 2003. The stockholders have guaranteed the leases.

The following is a schedule of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 1999:


                  For the Year Ending December 31,
 --------------------------------------------------------- --------------------
                            2000                            $            33,078
 --------------------------------------------------------- --------------------
                            2001                                         24,468
 --------------------------------------------------------- --------------------
                            2002                                         20,891
 --------------------------------------------------------- --------------------
                            2003                                          1,325
                                                           -------------------
                                                                         79,962
 --------------------------------------------------------- --------------------
  Less: Amount representing interest                                      8,754

 --------------------------------------------------------- --------------------
  Present value of minimum lease payments                                71,008
 --------------------------------------------------------- --------------------
 --------------------------------------------------------- --------------------
  Less: Current obligations                                              21,464
                                                            -------------------
 --------------------------------------------------------- --------------------
 --------------------------------------------------------- --------------------
  Long-term obligations under capital lease                 $            49,544
                                                            ===================

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 1998 and 1999

Note 7 - Management Fees

The Company had an agreement with a third party management company to manage the operations of the treatment facility. Under the contract, the Company was required to pay 5% of net monthly collected revenues and 10% of the amount distributed to shareholders. Management fee expense under this contract was $204,328 and $168,969 in 1998 and 1999, respectively. This agreement was terminated effective July 1, 1999 concurrent with the reverse acquisition. The Company issued 1,095,556 shares of $.005 par value common stock valued at $164,333 in connection with this transaction.

After the termination of the management agreement, the Company signed an affiliation agreement with the same management company. The affiliation agreement permits the Company to utilize regulatory approved clinical and administrative policies and procedures, managed care contract assistance and access to national purchasing contracts. The Company will pay 2% of cash collections for these services. The Company expensed $37,366 under this new agreement in 1999.

Note 8 - Related Party Transactions

As of December 31, 1998 and 1999, the Company had non-interest-bearing receivables from shareholders of $48,750 and $27,500, respectively, for the purchase of stock.

During 1998 and 1999, the Company paid rent of $168,083 and $180,693, respectively, to an entity in which a former Bellaire shareholder was a partner.

Note 9 - Federal Income Taxes

Prior to July 1, 1999, the Company had elected to be taxed as an S corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the shareholders. Effective July 1, 1999, the Company's Subchapter S status was terminated and, as a result of such change in status, the Company established a deferred tax liability of $429,000. The remaining retained earnings of $727,795 at July 1, 1999 were transferred to additional paid-in capital.

The following is a reconciliation of federal income taxes computed at the statutory rate with income taxes recorded in the Consolidated Statement of Earnings for the year ended December 31, 1999:

---------------------------------------------------------- --------------------
Federal income tax expense at statutory rate                 $          624,417
---------------------------------------------------------- --------------------
S corporation earnings                                                (341,700)
---------------------------------------------------------- --------------------
Deferred taxes provided for change in tax status                        429,000
---------------------------------------------------------- --------------------
Other                                                                      (80)
                                                             ------------------
---------------------------------------------------------- --------------------
                                                             $          711,637
                                                             ==================
-------------------------------------------------------------------------------
                The component of the deferred tax liability as of December 31, 1999 is as follows:
---------------------------------------------------------- --------------------
Deferred tax liability:
---------------------------------------------------------- --------------------
   Accrual to cash conversion                                $          546,000
                                                             ==================

Note 10 - Preferred Stock

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         On June 15, 1999, TCI retained Philip H. Salchli, Certified Public Accountant, to serve as its independent accountant. Philip H. Salchli is a member of the SEC Practice Section of the AICPA. Mr. Salchli preformed an independent audit for both 1997 and 1998. The audit opinion was issued with no qualification or modifications. On May 28, 1999, Bellaire retained Weinstein Spira & Company, Certified Public Accountants, to serve as its independent accountants. Weinstein Spira & Company, P.C. is also a member of the SEC Practice Section of the AICPA. Weinstein Spira and Company preformed an independent audit Bellaire, for both 1997 and 1998.
         As of the date of this registration statement Philip H. Salchli is no longer the principal independent accountant for SurgiCare (formerly Technical Coatings, Inc), and Weinstein Spira & Company has been retained as the principal independent public accountants for both SurgiCare and Bellaire. To the best of the knowledge of SurgiCare's current management, there have been no disagreements between SurgiCare and either of its current or former accountants during the last two years over any accounting policy or practice.

PART III
ITEM     9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

 SurgiCare's Directors and Executive Officers are as follows:

Name /Address ...........              Position               Age
David Blumfield .........    President and Chief Executive
                                        Officer
                                        Director              42
------------------------- ----------------------------------- --
Jeffery Penso ...........           Vice-President            44

------------------------- ----------------------------------- --
Sherman Nagler ..........              Secretary              44

------------------------- ----------------------------------- --
Michael Mineo ...........              Treasurer

------------------------- ----------------------------------- --
Charles S. Cohen ........       Chief Operating Officer       38

------------------------- ----------------------------------- --
Shirley Browne ..........              Director               47

------------------------- ----------------------------------- --
Son Nguyen ..............              Director               44


     Dr. David Blumfield D.P.M. was elected as a Director and President and Chief Executive Officer of SurgiCare, Inc. on July 10, 1999. Dr. Blumfield has served as President of Bellaire SurgiCare, Inc. since March of 1995. He has been in private practice for 15 years. He received his undergraduate degree in 1980 at Wilkes University, and then attended the Temple College of Podiatric Medicine. He has been a diplomat of the American Board of Podiatric Surgery since 1988.

     Charles S. Cohen was elected as a Director and Chief Operating Officer of SurgiCare, Inc. on July 10, 1999. Mr. Cohen has been the acting Chief Operating Officer of Bellaire SurgiCare, Inc. since September 1998. Prior to September of 1998, Mr. Cohen was the President of Medical Distributors International, Inc.
(MDI) he was elected to that position in November of 1994. He has served as a Director of TMDI Medical, from 1995-1997. Both MDI and TMDI were involved with the international purchasing, importing, and exporting of medical and surgical equipment. Mr. Cohen was educated at the University of Missouri at Columbia in business.

     Dr. Jeffery Penso D.P.M. was elected as Director and Vice President of SurgiCare, Inc. on July 10, 1999. Dr. Penso has served as Vice-President of Bellaire SurgiCare, Inc. since July of 1998. He has been in private practice for 16 years. He received his undergraduate degree in 1983 at University of Akron, and then attended the Ohio College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1988.

     Dr. Shirley Brown M.D. Director - Dr. Browne has served as the Medical Director of Bellaire SurgiCare since September of 1998. She has been in practice for 19 years. She received her undergraduate degree from Lamar University, and then attended the University of Texas Medical School, Houston

     Dr. Son Nguyen M.D. Director - Dr. Nguyen was elected as a director in August of 1999. He has been in private practice for 13 years. He received his undergraduate degree from Waynesberg College and then attended the University of Cincinnati Medical School. He has been a Diplomat of the American Board of
Anesthesia since 1989, and a Fellow of the American College of Pain Medicine since 1994.

     Dr.  Michael  Mineo  D.P.M.  was  elected  as  Director  and  Treasurer  of
SurgiCare, Inc. on July 10, 1999. Dr. Mineo has served as Vice-President of Bellaire SurgiCare, Inc. since March of 1995. He has been in private practice for 29 years. He received his undergraduate degree in 1964 from Geneva College, Beaver Falls, PA, and then attended the Ohio College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1979, and a Fellow of the American College of Foot Surgeons since 1980.

     Dr. Sherman Nagler D.P.M. was elected as Director and Secretary of SurgiCare, Inc. on July 10, 1999. Dr. Nagler has served as Secretary of Bellaire SurgiCare, Inc. since March of 1995. He has been in private practice for16 years. He received his undergraduate degree in 1977 at State University of New York at Plattsburgh, and then attended the New York College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1985.

         The terms of office of SurgiCare's current directors will expire at the next annual meeting of the stockholders. Thereafter, directors will hold office until the succeeding annual meeting or their successors are elected and qualified. SurgiCare's officers hold office at the pleasure of the board of directors and until the meeting of the board of directors next following the annual meeting of stockholders, at which board meeting officers are to be elected.

ITEM 10. EXECUTIVE COMPENSATION
         The following table provides certain summary information concerning the compensation paid during each of SurgiCare's last three fiscal years to each of the highest paid persons who are officers or directors of SurgiCare, Inc. receiving compensation of at least $100,000 and the Chief Executive Officer (the "Covered Executives"). Each of the persons indicated received their compensation as a director or officer of Bellaire.

            Name           Principal Position          Year     Annual Compensation
-------------------------- ------------------------- --------- --------------------
       David Blumfield        President and CEO            1999   $     24,000
-------------------------- ------------------------- --------- --------------------
-------------------------- ------------------------- --------- --------------------
        Charles Cohen         Chief Operating Officer      1999   $     75,000
-------------------------- ------------------------- --------- --------------------
-------------------------- ------------------------- --------- --------------------
                                                           1998   $     50,000
-------------------------- ------------------------- --------- --------------------

Except as set fourth in the table, no compensation has been rewarded to, earned by or paid to any of the Covered Executives and required to be reported in the table for any of the last three fiscal year. Item 11. Directors, Executive Officers, Promoters, and Control Persons; COMPLIANCE With 16(a) of the Exchange Act.

     The following table sets forth information, to the best knowledge of SurgiCare as of August 9, 1999, with respect to each person known by SurgiCare to own beneficially more than 5% of any class of SurgiCare's outstanding common stock.


Title of Class ....Name and address of   Amount and nature of   Percent of Class
                    Beneficial Owner ...  Beneficial Ownership(a)

Common Stock ....... SCOA II                 1,095,556                   8.695%
                     1930 S. Bryant
                     Edmond, OK 73013

Common Stock ....... David Blumfield         804,444 (b)                  6.357%
Series A Preferred . 7400 Fannin # 1100      100,000 (d)                  7.407%
                     Houston, TX 77056

Common Stock ....... Sherman Nagler          804,444 (b)                  6.357%
Series A Preferred . 1200 Binz               100,000 (d)                  7.407%
                     Houston, TX 77004

Common Stock ....... William Bradbury        804,444 (b)                  6.357%
Series A Preferred . 7400 Fannin #1100       100,000 (d)                  7.407%
                     Houston, TX 77056

Common Stock ....... Robert Parker           804,444 (b)                  6.357%
Series A Preferred . 14441 Memorial #16      100,000 (d)                  7.407%
                     Houston, TX 77079

Common Stock ....... Jeffery Penso           804,444 (b)                  6.357%
Series A Preferred . 11006 Westheimer        100,000 (d)                  7.407%
                     Houston, TX 77042

Common Stock ....... Gregory Mangum          804,444 (b)                  6.357%
Series A Preferred . 4754 Beechnut           100,000 (d)                  7.407%
                     Houston, TX 77096

Common Stock ....... Jeffrey Ross            804,444 (b)                  6.357%
Series A Preferred . 6624 Fannin #2450       100,000 (d)                  7.407%
                     Houston, TX 77030

Common Stock ....... Michael Mineo           804,444 (b)                  6.357%
Series A Preferred . 6699 Chimney Rock       100,000 (d)                  7.407%
                     Houston, TX 77081

Common Stock ....... Bruce Miller            804,444 (b)                  6.357%
Series A Preferred . 13737 S.W. Freeway      100,000 (d)                  7.407%
                     Sugarland, TX 77478

Common Stock ....... Brain Zale              804,444 (b)                  6.357%
Series A Preferred . 11320 S. Post Oak #1    100,000 (d)                  7.407%
                     Houston, TX 77035

Common Stock ....... Son Nguyen              804,444 (b)                  6.357%
Series A Preferred . 1120-A Dennis           100,000 (d)                  7.407%
                     Houston, TX 77004

Common Stock ....... Long Nguyen             804,444 (b)                  6.357%
Series A Preferred . 4007 Bellaire #FF       100,000 (d)                  7.407%
                     Houston, TX 77025

Common Stock ....... Larry Likover           804,444 (b)                  6.357%
Series A Preferred . 902 Frostwood #902      100,000 (d)                  7.407%
                     Houston, TX

Common Stock ....... Shirley Browne          402,222 (c)                  3.179%
Series A Preferred . P.O. Box 247             50,000 (d)                  3.704%
                     Richmond, TX 77406


a. As of January 31, 2000, 12,596,657shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial.

b. Includes 74,074 shares held in trust pursuant to that Voting Trust Agreement, dated, of July 28, 1999 (the "Voting Trust Agreement"), between and among the shareholders and David Blumfield, D.P.M., trustee. A total of 1,000,000 shares of Common Stock have been deposited in the voting trust created pursuant to such Voting Trust Agreement. Dr. Blumfield is deemed to have sole voting power as to such shares.

c.     Includes 37,037 shares held in trust pursuant to the Voting Trust
       Agreement.
d. As of January 31, 2000, 1,350,000 shares of Series A Preferred were issued and outstanding. Unless otherwise noted, the security ownership of such Series A Preferred disclosed in the table is of record and beneficial.

(B) Security ownership of management.

The following table sets forth information, to the best knowledge of SurgiCare as of January 31, 2000, with respect to the beneficial ownership of each officer and director, and all directors and executive officers as a group.


Title of Class ....Name and address of  Amount and nature of   Percent of Class
                    Beneficial Owner ...Beneficial Ownership (a)
Common Stock .......David Blumfield        804,449 (b)              6.357%
Series A Preferred .7400 Fannin #1100      100,000 (c)              7.407%
                    Houston, TX 7705

Common Stock .......Jeffery Penso          804,449 (b)              6.357%
Series A Preferred .11006 Westheimer       100,000 (c)              7.407%
                    Houston, TX 77042

Common Stock .......Sherman Nagler         804,449 (b)              6.357%
Series A Preferred .1200 Binz              100,000 (c)              7.407%
                    Houston, TX 77004

Common Stock .......Michael Mineo          804,449 (b)              6.357%
Series A Preferred .6699 Chimney Rock      100,000 (c)              7.407%
                    Houston, TX 77081

Common Stock .......Charles S. Cohen        30,000                  0.237%
                    5947 Bankside
                    Houston, TX 77096

Common Stock ...... Son Nguyen              804,444 (b)             6.357%
Series A Preferred  1120-A Dennis           100,000 (d)             7.407%
                    Houston, TX 77004

Common Stock ...... Shirley Browne          402,222 (c)             3.179%
Series A Preferred  P.O. Box 247             50,000 (d)             3.704%
                    Richmond, TX 77406
All officers and dir                     3,247,796 (a)              35.36%
(seven persons).....                        400,00 (b)              40.74%



a. As of January 31, 2000, 12,596,657shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial.

b. Includes 74,074 shares held in trust pursuant to that Voting Trust Agreement, dated, of July 28, 1999 (the "Voting Trust Agreement"), between and among the shareholders and David Blumfield, D.P.M., trustee. A total of 1,000,000 shares of Common Stock have been deposited in the voting trust created pursuant to such Voting Trust Agreement. Dr. Blumfield is deemed to have sole voting power as to such shares.

c.     Includes 37,037 shares held in trust pursuant to the Voting Trust
       Agreement.
d. As of January 31, 2000, 1,350,000 shares of Series A Preferred were issued and outstanding. Unless otherwise noted, the security ownership of such Series A Preferred disclosed in the table is of record and beneficial.

(B) Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires SurgiCare's officers and directors, and persons who own more than 10 percent of a registered class of SurgiCare's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish SurgiCare with copies of all Section 16(a) forms they file.

     Based solely on SurgiCare's review of the copies of such forms received by SurgiCare, SurgiCare believes that during the year ended December 31,1999 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with except that (i) Drs. Blumfield, Penso, Mineo and Nagler, and Mr. Cohen, failed to timely file a Form 3 upon SurgiCare's equity securities becoming registered under the Exchange Act, and (ii) Drs. Browne and Nguyen failed to timely file a Form 3 upon becoming directors of SurgiCare.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On July 21, 1999, the Board of Directors of both SurgiCare and Bellaire unanimously approved SurgiCare's acquisition, effective July 1, 1999 of 100% (1,350 shares) of the issued and out standing common stock of Bellaire in exchange for 10,955,556 shares of SurgiCare's common stock and 1,350,000 shares of SurgiCare's Series A Preferred. This acquisition was accounted for as a reverse merger. Following the closing of the transaction, Bellaire became a wholly owned subsidiary of SurgiCare. At the time of the approval by both boards of directors, the shareholders of Bellaire jointly held the majority of the issued and outstanding shares of SurgiCare. In addition four of the five members of the Board of Directors of SurgiCare each individually held 7.4% of the out standing and issued shares of Bellaire.

         In determining the amount and character of the consideration to be paid by SurgiCare for the Bellaire stock, the boards of directors of both SurgiCare and Bellaire considered numerous factors, including the then inactive status of SurgiCare and prior offers that Bellaire had received for the acquisition of Bellaire by others.

         SurgiCare  has  entered  into a  formal  "Affiliation  Agreement"  (see exhibit 10.1), effective July 1,1999 with SCOA, pursuant to which agreement SCOA will render certain administrative and other services to SurgiCare. SCOA has developed extensive policies and procedures that have been approved by all governmental licensing and regulatory authorities. These Policies and procedures pertain to both clinical and administrative services. Throughout this affiliation agreement SurgiCare is licensed to utilize these policies and procedures at each of its centers. SCOA has a managed care department that is continually reviewing managed care contracts, negotiating new contracts and negotiating the renewal of existing contract. Throughout the SCOA / SurgiCare affiliation agreement, SurgiCare utilizes the services provided by this department. SCOA has also negotiated national buying contracts that increase the buying power of each surgery center. These contract can substantially decrease the cost of surgical supplies. SurgiCare through its affiliation agreement participates in all of SCOA's national buying contract.

SurgiCare will pay to SCOA 2% of the total cash collections monthly for these services. SurgiCare believes that the terms of such agreement are no less favorable to SurgiCare than could be obtained from surgery center management companies not affiliated with the Company. Prior to SurgiCare's reverse merger with Bellaire, SCOA provide management and administrative services to Bellaire. In consideration of the termination of this pre-existing management contract, SurgiCare issued SCOA 1,095,556 shares of SurgiCare common stock.

PART III

ITEM13. EXHIBITS AND REPORTS ON FORM 10K
        --------------------------------
(A) EXHIBITS
EXHIBIT                                              DESCRIPTION
NUMBER
 3.1 *Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
 3.2 *Articles of Incorporation of Bellaire SurgiCare, Inc.
 3.3 *By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.)
 3.4 *By-Laws of Bellaire SurgiCare, Inc.
  4  *Certificate of Designation, Powers, Preferences and Rights of Series A
        Redeemable
  9  *Voting Trust Agreement, dated July 28, 1999, among
      David Blumfield, D.P.M., individually
10.1 *Agreement, dated July 29,  1999, between SurgiCare, Inc. and
      Surgery Centers of America
10.2 *Letter agreement with SCOA
  21 *List of Subsidiaries of SurgiCare, Inc.
  27 *Financial Data Schedule

 Incorporated herein by reference to the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000

         (B) Reports on Form 8-k

                  NONE

                                    SIGNATURES
In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the date indicated.
Date:    March 29, 2000                              REGISTRANT:

                                                   SurgiCare, Inc

                                             By: /s/ David Blumfield
                                                     Dr. David Blumfield
                                                     President, CEO and Director
                                                     Date: March 29, 2000
                                                By:  /s/ CHARLES S. COHEN
                                                     Charles S. Cohen
                                                     Chief Operating Officer
                                                     Date: March 29, 2000

                                                By:  /s/ JEFFERY PENSO
                                                     Dr. Jeffery Penso
                                                     Vice-President and Director
                                                     Date: March 29, 2000

                                                By:  /s/ SHERMAN NAGLER
                                                     Dr. Sherman Nagler
                                                     Secretary and Director
                                                     Date: March 29, 2000

                                                By:  /s/ MICHAEL MINEO
                                                     Dr. Michael Mineo
                                                     Treasure and Director
                                                     Date: March 29, 2000
                                                By:  /s/ SHIRLEY BROWNE
                                                     Dr. Shirley Browne
                                                     Director
                                                     Date: March 29, 2000
                                                By:  /s/ SON NGUYEN
                                                     Dr. Son Nguyen
                                                     Director
                                                     Date: March 29, 2000