Form 10QSB
period 2000-03-31
SURGICARE INC/DE
filed 2000-05-15
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

Yes [X]  No [ ]

As of May 8, 2000, 12,596,657 shares of Common Stock, $0.005 par value per share, were outstanding. As of May 8, 2000, 1,450,000 shares of Preferred "Series A" Stock, $0.001 par value per share, were outstanding.

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



ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31 1999, and
     March 31, 2000                                                Page

                                                                      3

Consolidated  Income  Statement for the 3 months ending as
of March 31, 1999 and 2000                                            5

Consolidated Statement of Cash Flows for the 3 months ending
as of March 31, 1999 and 2000                                         6

                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,     March 31,
                                                        1999            2000
                                                                     (Unaudited)
                            ASSETS
Current Assets
     Cash and cash equivalents                       $   243,859  $      91,214
     Accounts receivable (less allowance for
      contractual adjustments and doubtful accounts    1,751,984      1,980,529
      of $1,470,530 and $1,546,397 at December
      31, 1999 and March 31, 2000, respectivly)
     Other receivabls                                     80,849
     Inventory                                            89,361         89,537
     Prepaid expenses                                     27,175         24,354
     Other current Assets                                 21,200         16,883

        Total Current Assets                           2,214,428      2,202,517

Property and Equipment
     Office furniture and equipment                       40,922         40,922
     Medical and surgical equipment                      660,225        699,038
     Leasehold improvements                               28,016        382,604
     Computer equipment                                   58,303         61,102
     Construction in progress                            117,121

                                                         904,587      1,183,667

     Less: Accumulated depreciation and                  487,998        527,347
        amortization

        Total Property and Equipment                     416,589        656,320


Other Assets
     Goodwill                                            166,367        163,499


        TOTAL ASSETS                              $    2,797,384  $   3,022,336









                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS



                         LIABILITIES

Current Liabilities
     Current portion of capital lease             $       21,464   $     32,466
     Notes Payable                                       633,764        564,291
     Accounts Payable                                    147,685        253,340
     Accrued Expenses                                    128,280         46,626
     Federal income tax payable                           95,637        311,832
     Deferred federal income tax                         546,000        576,090

        Total Current Liabilities                      1,572,830      1,784,645

Long-Term Capital Lease Obligations                       49,544         32,706

        Total Liabilities                              1,622,374      1,817,351

                SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
  $.001, 1,650,000 authorized, 1,400,000 and               1,400          1,450
   1,450,000 issued and outstanding at
   December 31, 1999 and March 31, 2000 respectively

Common Stock, par value $.005, 50,000,000 shares
     authorized, 12,596,657 issued and outstanding        62,983         62,983

Additional Paid-In Capital                               900,245        922,695

Retained Earnings                                        237,882        486,607

Less:   Shareholders receivables                        (27,500)       (268,750)

        Total Shareholders' Equity                     1,175,010      1,204,985

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    2,797,384    $ 3,022,336


                                 SURGICARE, INC.

                          CONSOLIDATED INCOME STATEMENT
                                   (unaudited)

                                                           FOR THE
                                                      THREE MONTHS ENDING
                                                          Marchr 31,

                                                       1999        2000

Revenues, net ..................................   $ 898,128 $  1,228,703

Expenses
Direct Surgical Expenses
      Surgical Costs ...........................     113,246      193,208
      Salaries, wages and benefits .............      77,194      108,615
      Contract services ........................       7,474       31,029
                                                    ----------------------------
              Total Direct Surgical Expenses ...     197,914      332,852
 Gen. and Admin. Expenses
      Salaries, Wages and benefits                    18,990       46,702
      Professional fees ........................       5,453        6,791
      Rent .....................................      43,863       40,682
      Management fees ..........................      78,516       21,218
      Insurance ................................       6,075        8,937
      Depreciation and amortization ............      29,658       42,217
      Repairs and maintenance ..................       9,899       12,298
      Other operating expenses .................      67,202       52,135
      Taxes ....................................           0       35,780
                                                    ---------------------------
          Total Direct Gen. and Admin.  Expenses     259,658      266,760
                                                    ---------------------------
          Total Expenses .......................     457,572      599,612

Earnings Before Federal Income Tax Expense .....     440,556      629,091

Federal Income Tax Expense (Benefit)
      Deferred .................................           0       30,090
      Current ..................................           0      180,280
                                                   -----------------------------

Net Earnings .................................  $    440,556 $    418,721
                                                   =============================
Pro forma income data (unaudited):
      Earnings before federal income tax expense$    440,556 $
      Proforma federal and state income tax ....    (171,817)
                                                   -----------------------------
      Pro forma Net Earnings ...................$    268,739 $    418,721
                                                   =============================

      Pro forma earnings per share - basic and .$       .010 $       .020
      diluted



                                 SURGICARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           FOR THE
                                                      THREE MONTHS ENDING
                                                            March 31,

                                                      1999           2000
Cash Flows From Operating Activities
     Net earnings                              $     440,556 $     418,721
     Adjustments to reconcile net earnings to
     net cash provided by operations:
         Depreciation and amortization                26,154        42,217
         Deferred federal income tax                                30,090
         (Increase) Decrease in:
         Accounts receivable                        (169,518)     (146,670)
         Inventory                                      2013          (176)
         Prepaid expenses                               3048         3,785
         Other current assets                           1889          (226)
         State Income Tax Payable                                   30,934
         Federal Income Tax                                0       122,335
         Increase (Decrease) in:
         Accounts payable                             44,674       106,049
         Accrued expenses                             42,629       (21,292)

         Net Cash Provided by Operating              391,445       585,769
         Activities

Cash Flows From Investing Activities
     Capital expenditures                           (80,498)      (279,080)
     Collections on shareholder receivable            31,500        25,750
     Loan to Shareholders                                         (244,500)
         Net Cash Used in Investing Activities      (48,998)      (520,330)

Cash Flows From Financing Activities
     Borrowings on debt                              50,612
     Payments on debt                               (54,579)       (64,547)
     Principal payments on capital lease            (28,956)        (6,036)
     Dividends paid to preferred shareholders      (275,000)      (170,000)
         Net Cash Used in Financing Activities     (307,924)      (218,083)

Net Decrease in Cash and Cash Equivalents             34,522      (152,645)

Cash and Cash Equivalents - Beginning of              57,049       243,859
Period

Cash and Cash Equivalents - End of Period      $      91,571 $     91,214

Schedule of new cash financing and Investing
     Preferred stock sold for shareholder receivable $22,500

                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements are unaudited, but in the opinion of management, include all adjustments necessary for a fair presentation of financial position and results of operations for the periods presented.

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

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           March 31, 1999 and 2000


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

Note 2 - Unaudited Pro Forma Net Earnings and Pro Forma Earnings Per Share

         Pro forma earnings per share represent pro forma net earnings (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C corporation since inception) available to common shareholders divided by the pro forma weighted average number of common shares outstanding during the period. Pro forma weighted average shares were calculated giving effect to the 7,304 to 1 exchange of SurgiCare common stock for Bellaire common stock, as if the reverse acquisition had occurred at the beginning of each period presented.The conversion of preferred stock to common stock is anti-dilutive

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          For the Three
                                                                          Months Ended
                                                                            March 31,
                                                                          (Unaudited)
                                                                          -------------
                                                                      1999              2000

Basic Earnings Per Share:
   Pro forma net earnings                                       $      268,739    $       418,721
   Less: Preferred dividends                                           137,500            170,000
                                                                --------------    --------------
   Pro forma net earnings available for common shareholders
                                                                $      131,239    $       248,721
                                                                ==============    ===============
   Weighted average shares outstanding                              12,596,657         12,596,657
                                                                ==============    ===============
   Pro forma net earnings per share - basic                           $.010              $.020
                                                                ==============    ===============

   Proforma earnings per share for 1999 have been reduced to assume the preferred stock had been issued at the beginning of the period.




Note 3 - Preferred Stock

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

     (i) Bellaire SurgiCare is currently operating at or near capacity. In order to facilitate growth, SurgiCare added one additional operating room to its Bellaire facility. This additional operating room has increased the capacity at Bellaire by 50% of fiscal 1999.

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

                                                              For the
                                                        Three Months Ended
                                                             March 31,
                                                       1999             2000

Total Number of Cases                                  519               657

Total Revenues Generated                            $ 898,128        $ 1,228,703

Revenue Generated per Case                          $   1,730        $     1,870

Earnings Before Federal Income Tax per Case         $     849        $       958



THREE MONTHS ENDING MARCH 31, 2000 vs THREE MONTHS ENDING MARCH 31, 1999

     SurgiCare is continuing to making a concerted effort to increase both revenues and profits. One of the tools that SurgiCare uses to achieve increased revenues and profits, is a program that involves constantly monitoring the profitability of specific procedures, and service. This information is then used to decreasing the number of cases being done in those less profitable, high cost services, and increasing the number of cases being done in the more profitable less cost intensive services.

     SurgiCare performed 657 case by March 31, 2000 compared to 519 procedures done for the same period in 1999, this represents 27% increase in average monthly utilization. The revenues generated per case increased 9% from $1,730 for the three month period ending March 31, 1999, to $1,870 for the same three month period in 2000. The pre-tax earnings generated per case increased by 13% from $849 per case for the three month period ending March 31, 1999, to $958 for the same three month period in 2000.

     In the three months ending March 31, 2000 Bellaire recorded record revenue of $1,228,703 compared to $898,128 for the same period in 1999, this represents a 37% increase in total revenue.

     In the fourth quarter of 1999, in an effort to better capture and track incremental direct expense, certain expenses from out sourced services previously classified, as "Professional Fees", a general and administrative expense, were re-classified to "Contract Services", a direct surgical expense. This change in classification dramatically altered the expenses as a percentage of revenue for both "direct" and general and administrative" expenses. Direct surgical cost rose as a percentage of total revenue from 22% for the period ending March 31, 1999 to 27% for the same period in 2000. General and administrative expenses dropped as a percentage of total revenue from 28% for the period ending March 31, 1999, to 21% for the same period in 2000.

     As percentage of revenue, total expenses dropped from 50% for the period ending march 31, 1999, to 48% for the same period in 2000. This decrease in over all expenses couples with the 37% growth in revenues translated to an increase in pre-tax earning of 42% to $629,091 for the period ending March 31, 2000, from $440,556 for the same period in 1999.

LIQUIDITY and CAPTIAL RESOURCES

         SurgiCare's current source of liquidity consists primarily of funds from operations. SurgiCare believes that the cash available from operations is adequate to meet the company's operational requirments requirements.


PART II
                                OTHER INFORMATION
ITEM 1.
Legal Proceedings

         SurgiCare is not currently involved in any legal proceedings.

ITEM 2.
Change in Securities and Use of Proceeds

     There has been no change in common securities since SurgiCare filled its Form 10-SB on August 20, 1999.

ITEM 3.
Default Upon Senior Securities

         SurgiCare has not defaulted on any payments of principal or interest on any securities.


ITEM 4.
Submission of Matters to a Vote of Security Holder

     None


                                    SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 10, 1999                            REGISTRANT:

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

During the three months ended March 31, 2000, SurgiCare filed the following current reports on 10KSB