Form 10QSB
period 2000-06-30
SURGICARE INC/DE
filed 2000-08-15
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________




                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             DELAWARE                                    58-1597246
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


    6699 CHIMNEY ROCK, SUITE 105
          HOUSTON, TEXAS                                   77081
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (713) 665-1406


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of July 10, 2000, 12,596,657 shares of Common Stock, $0.005 par value per share, were outstanding.

As of July 10, 2000, 1,450,000 shares of Series A Redeemable Preferred Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

PART I
                              FINANCIAL INFORMATION


The information contained herein contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payer practices, SurgiCare's historical and current compliance with existing or future healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved. SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.



ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
Consolidated Balance Sheet as of December 31 1999, and
June 30, 2000                                                         3

Consolidated  Income  Statement for the 3 months ending as
of June 30, 1999 and 2000 and the 9 months ending as of
June 30, 1999 and 2000.                                               5

Consolidated Statement of Cash Flows for the 3 months ending as of June 30, 1999 and 2000 and the 9 months ending as of
June 30, 1999 and 2000.                                               6

                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                    December 31,     June 30,
                                                        1999            2000
                                                                     (Unaudited)
                            ASSETS

Current Assets
     Cash and cash equivalents                       $   243,859  $      76,162
     Accounts receivable (less allowance for
      contractual adjustments and doubtful accounts    1,832,833      2,495,922
      of $1,470,530 and $2,008,981 at December
      31, 1999 and June 30, 2000, respectively)
     Inventory                                            89,361        139,863
     Prepaid expenses                                     27,175         23,178
     Other current Assets                                 21,200          8,934

        Total Current Assets                           2,214,428      2,744,059

Property and Equipment
     Office furniture and equipment                       40,922         44,228
     Medical and surgical equipment                      660,225        715,723
     Leasehold improvements                               28,016        398,019
     Computer equipment                                   58,303         61,103
     Construction in progress                            117,121

                                                         904,587      1,219,073

     Less: Accumulated depreciation and                 (487,998)      (567,191)
        amortization

        Total Property and Equipment                     416,589        651,882


Other Assets
     Goodwill                                            166,367        160,631


        TOTAL ASSETS                              $    2,797,384  $   3,556,572






                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS



                         LIABILITIES

Current Liabilities
     Current portion of capital lease             $       21,464   $     30,061
     Notes Payable                                       633,764        547,105
     Accounts Payable                                    147,685        312,245
     Accrued Expenses                                    128,280         51,275
     Federal income tax payable                           95,637        752,931
     Deferred federal income tax                         546,000        368,121

        Total Current Liabilities                      1,572,830      2,061,738

Long-Term Capital Lease Obligations                       49,544         27,736

        Total Liabilities                              1,622,374      2,089,474
                SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
  $.001, 1,650,000 authorized, 1,400,000 and               1,400          1,450
   1,450,000 issued and outstanding at
   December 31, 1999 and June 30, 2000 respectively

Common Stock, par value $.005, 50,000,000 shares
     authorized, 12,596,657 issued and outstanding        62,983         62,983

Additional Paid-In Capital                               900,245        922,695

Retained Earnings                                        237,882        744,450

Less:   Shareholders receivables                        (27,500)       (264,480)

        Total Shareholders' Equity                     1,175,010      1,467,098

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    2,797,384    $ 3,556,572



                                                 SURGICARE, INC.

                                          CONSOLIDATED INCOME STATEMENT
                                                   (unaudited)


                                                              FOR THE                        FOR THE
                                                        THREE MONTHS ENDING             SIX MONTHS ENDING
                                                             June 30,                        June 30
                                                         1999           2000           1999             2000
Revenues, net                                      $    1,081,707 $    1,370,750 $     1,973,770 $      2,599,453

Expenses
Direct Surgical Expenses
      Surgical Costs                                      155,172        197,123         250,531          390,331
      Salaries, wages and Benefits                        155,172        105,918         232,201          214,532
      Contract services                                    18,978         65,693          52,900           96,722
              Total Direct Surgical Expenses              311,435        368,733         535,632          701,585
 Gen. and Admin. Expenses
      Salaries, Wages and Benefits                         63,122         71,493          82,112          118,196
      Management company termination fee                        0                              0                0
      Professional fees                                     1,251         56,967           1,941           63,758
      Rent                                                  43,20         44,682          86,571           85,365
      Management  Fee                                      75,453         16,794         153,969           38,011
      Insurance                                             7,761          8,823          13,836           17,761
      Depreciation                                         26,951         42,713          56,609           84,930
      Repairs and maintenance                               3,444         18,147           9,429           30,445
      Other operating expenses                           (17,156)         17,588          30,957           99,928
      Taxes                                                15,730          4,476          17,526           10,052
          Total Direct Gen. and Admin.  Expenses          219,576        281,684         452,950          548,444
          Total Expenses                                  531,011        680,622         988,582        1,250,029

Other Income
      Gain on sale of property and equipment                8,775              0          12,025                0
      Miscellaneous income                                  4,624              0           7,439                0
          Total Other Income                               13,399              0          19,464                0

Earnings Before  Income Tax Expense                       564,095        690,128       1,004,652        1,349,423

Federal Income Tax Expense (Benefit)
      Deferred                                            428,651        176,841         428,651          206,931
      Current                                                   0         52,016               0          232,295
      State                                                     0         29,425               0           59,629

Net Earnings                                       $      135,444 $      431,847 $       576,001 $        850,567

Pro forma income data (unaudited):
      Earnings before federal income tax expense   $      564,095 $      431,847 $     1,004,652 $        850,567
      Proforma federal and state income tax             (219,997)                      (391,814)
      Dividends Paid                                    (161,875)      (174,000)       (299,375)        (344,000)

      Pro forma Net Earnings                       $      182,223 $      257,847 $       313,463 $        506,567

      Pro forma earnings per share - basic and     $         0.02 $         0.02 $          0.03 $           0.04
      diluted




                                             SURGICARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                                         FOR THE                       FOR THE
                                                    THREE MONTHS ENDING             SIX MONTHS ENDING
                                                        June 30,                       June 30
                                                    1999           2000          1999            2000
Cash Flows From Operating Activities
     Net earnings                              $     135,444 $     431,847 $     576,001 $         850,567
     Adjustments to reconcile net earnings to
     net cash provided by operations:
         Depreciation and amortization                30,458        42,713        56,612            84,930
         Gain on sale of property and                 24,450                      24,450
         Deferred federal income tax                 428,651       176,841       428,651           206,931
         Management company termination fee
         (Increase) Decrease in:
         Accounts receivable                       (279,486)     (517,149)     (449,004)         (663,819)
         Inventory                                   (4,026)       (50,326       (2,013)          (50,502)
         Prepaid expenses                            (3,308)         1,176         (260)             3,997
         Other current assets                        (4,326)         6,977       (2,437)            12,266
         State income tax payable                                   29,425                          59,629
         Federal income tax receivable                     0        52,016                         232,295
         Increase (Decrease) in:
         Accounts payable                             38,420        58,510        83,094           164,560
         Accrued expenses                           (57,240)      (46,652)      (14,611)          (99,505)

         Net Cash Provided by Operating              309,037       185,376       700,483           801,349
         Activities

Cash Flows From Investing Activities
     Capital expenditures                            (12,989)      (35,406)      (93,487)         (314,486)
     Collections on shareholder receivable            41,001         6,000        72,501            31,750
     Proceeds from sale of property and               52,565                      52,565
     equipment
     Acquisition of SurgiCare, Inc.                                                              (267,000)
         Net Cash Used in Investing Activities        80,577      (29,406)        31,579         (549,736)

Cash Flows From Financing Activities
     Borrowings on debt                                             50,000        50,612            50,000
     Payments on debt                               (52,500)      (72,112)     (107,079)         (136,659)
     Principal payments on capital lease            (26,761)       (5,115)      (55,720)          (11,151)
     Contributions by shareholders                                                                  22,500
     Dividends paid to preferred shareholders                    (174,000)                       (344,000)
     Distributions to shareholders                 (324,000)                   (599,000)
         Net Cash Used in Financing Activities     (403,261)     (201,227)     (711,187)         (419,310)

Net Decrease in Cash and Cash Equivalents           (13,648)      (45,257)        20,874         (167,697)

Cash and Cash Equivalents - Beginning of              91,571       121,419        57,049           243,859
Period

Cash and Cash Equivalents - End of Period      $      77,923 $      76,162        77,943            76,162

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

   Description of Business

     Bellaire SurgiCare, Inc. (Bellaire) was formed in January, 1995 as a Texas corporation to operate a day surgery center in Houston, Texas, and therefore operates as a single segment. Effective July 1, 1999, Bellaire acquired SurgiCare, Inc. (formerly Technical Coatings, Inc.) in a reverse acquisition. Bellaire SurgiCare, Inc. is now a wholly owned subsidiary of SurgiCare, Inc.

   Principles of Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bellaire SurgiCare, Inc. All material inter company balances and transactions have been eliminated in consolidation.

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

   Inventory

     Inventory consists of medical and pharmaceutical supplies which are stated at the lower of cost or market. Cost is determined under the first in, first-out method.

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


                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 1999 and 2000


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

Note 2 - Unaudited Pro Forma Net Earnings and Pro Forma Earnings Per Share

         Pro forma earnings per share represent pro forma net earnings (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C corporation since inception) available to common shareholders divided by the pro forma weighted average number of common shares outstanding during the period. Pro forma weighted average shares were calculated giving effect to the 7,304 to 1 exchange of SurgiCare common stock for Bellaire common stock, as if the reverse acquisition had occurred at the beginning of each period presented. The conversion of preferred stock to common stock is anti-dilutive


The following table sets forth the computation of basic and diluted earnings per share:



                                                            For the Three            For the Six
                                                             Months Ended            Months Ended
                                                              June 30,                  June 30,
                                                             (Unaudited)              (Unaudited)
                                                             --------------          ------------
                                                            1999        2000        1999        2000

Basic Earnings Per Share:
   Pro forma net earnings                                $ 344,098   $ 431,847    $ 612,838  $ 850,567

   Less: Preferred dividends                               161,875     174,000      299,375    344,000
                                                         -----------  --------    ---------  ---------
   Pro forma net earnings available for common
   Shareholders.                                         $ 182,223   $ 257,847    $ 313,463  $ 506,567
                                                      ============= =========== =========== ==========
   Weighted average shares outstanding                  10,914,188  12,596,657   10,914,188 12,596,657
                                                      ============= =========== =========== ==========
   Pro forma net earnings per share - basic               $.02          $.02         $.03          $.04
                                                      ============= ============ ========== ==========

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

     (i) SurgiCare has completed its addition of one new operating room to its Bellaire facility. This additional operating room has increased the capacity at Bellaire by 50%.

     (ii) SurgiCare is constantly striving to achieve increased profits from existing revenues. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore SurgiCare is always looking for ways to decrease the cost of surgical supplies. Through participation in national buying groups SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", and provide quality service, at reduced prices. SurgiCare has found that the purchasing policies that govern the acquisition of surgical equipment is an important key to maximize a centers profit. Therefore all equipment is purchased at the corporate level, in order to insure that the equipment is purchased at the lowest possible price.

     (iii)  SurgiCare  is in the  process  of  identifying  ambulatory  surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. Except as stated below, such discussions have been tentative in nature and there can be no assurance that SurgiCare will acquire any center with whom discussions have been conducted. SurgiCare expects that generally the acquisition of another surgery center would take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies.

     SurgiCare has entered into a letter of intent with Memorial Villages Surgery Center, Ltd. ("Memorial Villages") pursuant to which SurgiCare will acquire a majority interest in the surgery center currently owned by Memorial Villages, located in Houston. The consideration for such acquisition would be a combination of cash and SurgiCare common stock. Consummation of the transaction is subject, among other things, to negotiation and execution of definitive agreements, receipt of necessary regulatory approvals, approval by the board of directors of SurgiCare and the general and limited partners of Memorial
Villages, and certain other conditions. There can be no assurance that the acquisition contemplated by the letter of intent will be consummated.

FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

                                                          For the Six
                                                          Month Ended
                                                            June 30
                                                       1998       1999
------------------------------------------------------------------------
Revenues, net                                         100.00%    100.00%
------------------------------------------------------------------------
Expenses

Direct Costs of Sales
------------------------------------------------------------------------
       Surgical Costs                                  12.69%    15.02%
------------------------------------------------------------------------
       Clinical Salaries, Wages and benefits           11.76%     8.25%
------------------------------------------------------------------------
       Other Surgical Cost                              2.68%     3.72%
------------------------------------------------------------------------
       Total Direct Cost of Services                   27.14%    26.99%
------------------------------------------------------------------------
General & Administrative Expenses
------------------------------------------------------------------------
       Salaries, Wages and benefits                     4.16%     4.55%
------------------------------------------------------------------------
       Management Co. Termination Fee                   0.00%     0.00%
-----------------------------------------------------------------------
       Professional Fees                                0.10%     2.45%
------------------------------------------------------------------------
       Rent                                             4.39%     3.28%
------------------------------------------------------------------------
       Management Fee                                   7.80%     1.46%
------------------------------------------------------------------------
       Insurance                                        0.70%     0.68%
------------------------------------------------------------------------
       Depreciation                                     2.87%     3.27%
------------------------------------------------------------------------
       Repairs & Maintenance                            0.48%     1.17%
------------------------------------------------------------------------
       Other operating expenses                         1.57%     3.84%
------------------------------------------------------------------------
       Taxes                                            0.89%     0.39%
------------------------------------------------------------------------
Total G & A                                            22.95%    21.10%
------------------------------------------------------------------------
       Total Expenses                                  50.09%    48.09%
------------------------------------------------------------------------
       Operating Income                                49.91%    51.91%
------------------------------------------------------------------------
Other Income
------------------------------------------------------------------------
       Gain on sale of property and equipment           0.61%     0.00%
------------------------------------------------------------------------
       Miscellaneous income                             0.38%     0.00%
------------------------------------------------------------------------
Total Other Income                                      1.99%     0.00%
------------------------------------------------------------------------
Earnings Before Federal Income Tax Expense             50.90%    51.91%
------------------------------------------------------------------------
Federal Income Tax Expense (Benefit)
------------------------------------------------------------------------
       Current                                          0.00%     8.94%
------------------------------------------------------------------------
       Deferred                                        21.72%     7.96%
------------------------------------------------------------------------
       Net Earnings                                    29.18%    32.72%
------------------------------------------------------------------------



RESULTS OF OPERATION

The following table sets forth for the period indicated the number of surgical cases.



                                                   For the Three                For the Six
                                                    Months Ended                Months Ended
                                                      June 30,                    June 30,
                                                 1999         2000            1999        2000
                                                 -----------------            ----------------
Total Number of Cases                             681          874            1200        1531

Total Revenue Generated                      $ 1,081,707  $ 1,370,750    $1,973,770 $ 2,599,453

Revenue Generated per Case                       $ 1,588      $ 1,568       $ 1,645     $ 1,698

Earnings Before Income Tax per Case              $   828      $   789       $   837     $   881


THREE MONTHS ENDING June 30, 2000 vs. THREE MONTHS ENDING June 30, 1999

In the three months ending June 30, 2000 Bellaire again recorded record revenue of $1,370,750 compared to $1,081,707 for the same period in 1999, this represents a 27% increase in total revenue.

     SurgiCare performed 874 cases by June 30, 2000 compared to 681 procedures done for the same period in 1999, this represents 28% increase in average monthly utilization. However the revenue generated per case decreased 1.3% from $1,588 for the six-month period ending June 30, 1999, to $1,568 for the same-six-month period in 2000. This slight decrease is because the 28% increase in cases was not proportionate through out each surgical specialty. High volume quick turn around procedures that are extremely cost efficient to perform made up a large portion of the increase. These quick turn around cases are very short procedures, subsequently reimbursement for these types of procedures is usually lower than procedures that take more time to perform, however what is lost in reimbursement is offset by increased volume.

     The pre-tax earnings generated per case also decreased from $828 per case for the three-month period ending June 30, 1999, to $789 for the same three-month period in 2000, this represents a 5% decrease. In 2000 the company has incurred the cost of being a public company, that it did not experience during the first half of 1999. These costs such as audit, legal, investor relations, and shareholder awareness have increased the company's General and Administrative expenses, thus decreasing the pre-tax earnings per-case.


Direct surgical cost dropped slightly as a percentage of total revenue from 28.79% for the period ending June 30, 1999 to 26.9% for the same period in 2000. Management expects that direct surgical cost as a percentage of total revenue, has stabilized at the Bellaire facility, and should continue to remain stable in 26% to 28% range.

General and administrative expenses increased slightly as a percentage of total revenue from 20.30% for the period ending June 30, 1999, to 20.55% for the same period in 2000. Management does not consider this increase to be material.

     As a percentage of revenue, total expenses also rose ever so slightly from 49.09% for the period ending June 30, 1999, to 49.65% for the same period in 2000. Management anticipates this slow increase to continue for the short term, as the company absorbs the cost of being public. These cost such as audit, legal, investor relations, and shareholder awareness increase the company's overall General and Administrative expenses.

This slight increase in expenses coupled with the 26% growth in revenues translated to an increase in pre-tax earning of 22.34% to $690,128 for the three-period ending June 30, 2000, from $564,095 for the same period in 1999.

SIX MONTHS ENDING June 30, 2000 vs. SIX MONTHS ENDING June 30, 1999

In the six-months ending June 30, 2000 Bellaire once again posted record revenue of $2,599,453 compared to $1,973,770 for the same period in 1999, this represents a 32% increase in total revenue.

     SurgiCare performed 1531 cases by June 30, 2000 compared to 1200 procedures done for the same period in 1999, this represents 28% increase in average monthly utilization. Revenues generated per case increased a 3.2% from $1,645 for the six-month period ending June 30, 1999, to $1,698 for the same six-month period in 2000.

         The pre-tax earnings generated per case increased slightly from $837 per case for the six-month period ending June 30, 1999, to $881 for the same six-month period in 2000, this represents a 5% increase.

     As percentage of revenue, total expenses rose from 50.9% for the period ending June 30, 1999, to 51.9% for the same period in 2000. This increase again can be attributed to the company incurring the cost of being public, that it did not experience during the first half of 1999. These costs such as audit, legal, investor relations, and shareholder awareness have increased the company's overall General and Administrative expenses.

This 1% increase in expenses as a percentage of revenue, in combination with the 32% growth in revenues translated to an increase in pre-tax earning of 34% to 1,349,423 for the period ending June 30, 2000, from $1,004,652 for the same period in 1999.


LIQUIDITY and CAPITAL RESOURCES

         Since  its  formation,   the  Company  has  financed  its  operating
activities primarily through cash generated from operations. Net cash provided by operating activities increased from $.7 million for the six-month period end June 30, 1999 to $.8 million for the same period in 2000, due primarily to the level of net income and changes in operating assets and liabilities.

            Capital expenditures increased from $30 thousand for the six-month period ending June 30, 1999 to $314 thousand for the same period in 2000. The increase was due in part to the additional equipment required to increase case capacity within specific surgical services, as well as the expenses associated with the addition of the new operative suite. All anticipated capital expenditures, can and will be funded from operating revenues.

            SurgiCare does not foresee any trend or uncertainties that would impact the long or short-term liquidity of the company.

The company is in active negotiations with outside funding sources in order to secure the funding required in order to begin its expansions through its merger and acquition model.


PART II
                                OTHER INFORMATION
ITEM 1.
Legal Proceedings

         SurgiCare is not currently involved in any legal proceedings.

ITEM 2.
Change in Securities and Use of Proceeds

     During the first quarter of 2000, SurgiCare sold 50,000 shares of its Series A Redeemable Preferred Stock, par value $.005 per share, to Dr. Meynard Nussbaum, for a total consideration of $22,500, of which $7,500 was paid in cash and the balance is payable pursuant to a promissory note made by Dr. Nussbaum in favor of SurgiCare. Each share of the Series A Redeemable Preferred Stock is convertible into one share of the Company's common stock, subject to certain adjustments. The securities were sold without registration under the Securities Act of 1933 (the 1933 "Act")in reliance upon the exemption afforded by Section 4(2) of the 1933 Act, as the Company has determined that the purchaser is a sophisticated investor with such knowledge of the Company and its affairs as not to require the protections of the registration provisions of the 1933 Act.


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


Date:    August 14, 2000                            REGISTRANT:

                                                     SurgiCare, Inc

                                                By: /s/ David Blumfield
                                                     Dr. David Blumfield
                                                     President and CEO


                                                By:  /s/ CHARLES S. COHEN
                                                     Charles S. Cohen
                                                     Chief Operating Officer


ITEM 6.
INDEX TO EXHIBITS

                                                           DESCRIPTION
     EXHIBIT
     NUMBER
       3.1         * Amended and Restated Certificate of Incorporation of
                     SurgiCare, Inc.
       3.2         * Articles of Incorporation of Bellaire SurgiCare, Inc.
       3.3         * By-Laws of Technical Coatings Incorporated
                     (now SurgiCare, Inc.)
       3.4         * By-Laws of Bellaire SurgiCare, Inc.
        4          * Certificate of Designation,  Powers, Preferences and Rights
                     of Series A Redeemable Preferred Stock, par value $.001 per share, of SurgiCare, Inc.
      10.1         * Agreement, dated July 29,1999, between
                     SurgiCare, Inc. and Surgery Centers of
                                America II, Inc.
      10.2         * Letter agreement with SCOA
       27          * Financial Data Schedule


* Incorporated herein by reference to the Company's Current Report on form 10-SB filed on August 20, 1999.

(b) reports on Form 8-K. None