Form 10QSB/A
period 2000-06-30
SURGICARE INC/DE
filed 2000-08-22
CIK 755113

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



                                                 SURGICARE, INC.

                                          CONSOLIDATED INCOME STATEMENT
                                                   (unaudited)


                                                              FOR THE                        FOR THE
                                                        THREE MONTHS ENDING             SIX MONTHS ENDING
                                                             June 30,                        June 30
                                                         1999           2000           1999             2000
Revenues, net                                      $    1,081,707 $    1,370,750 $     1,973,770 $      2,599,453

Expenses
Direct Surgical Expenses
      Surgical Costs                                      137,285        197,123         250,531          390,331
      Salaries, wages and Benefits                        155,172        105,918         232,201          214,532
      Contract services                                    18,978         65,693          52,900           96,722
              Total Direct Surgical Expenses              311,435        368,733         535,632          701,585
 Gen. and Admin. Expenses
      Salaries, Wages and Benefits                         63,122         71,493          82,112          118,196
      Management company termination fee                        0                              0                0
      Professional fees                                     1,251         56,967           1,941           63,758
      Rent                                                 43,020         44,682          86,571           85,365
      Management  Fee                                      75,453         16,794         153,969           38,011
      Insurance                                             7,761          8,823          13,836           17,761
      Depreciation                                         26,951         42,713          56,609           84,930
      Repairs and maintenance                               3,444         18,147           9,429           30,445
      Other operating expenses                           (17,156)         47,793          30,957           99,928
      Taxes                                                15,730          4,476          17,526           10,052
          Total Direct Gen. and Admin.  Expenses          219,576        311,888         452,950          548,444
          Total Expenses                                  531,011        680,622         988,582        1,250,029

Other Income
      Gain on sale of property and equipment                8,775              0          12,025                0
      Miscellaneous income                                  4,624              0           7,439                0
          Total Other Income                               13,399              0          19,464                0

Earnings Before  Income Tax Expense                       564,095        690,128       1,004,652        1,349,423

Federal Income Tax Expense (Benefit)
      Deferred                                            428,651        176,841         428,651          206,931
      Current                                                   0         52,016               0          232,295
      State                                                     0         29,425               0           59,629

Net Earnings                                       $      135,444 $      431,847 $       576,001 $        850,567

Pro forma income data (unaudited):
      Earnings before federal income tax expense   $      564,095 $      431,847 $     1,004,652 $        850,567
      Proforma federal and state income tax              (219,997)                      (391,814)
      Dividends Paid                                     (161,875)      (174,000)       (299,375)        (344,000)

      Pro forma Net Earnings                       $      182,223 $      257,847 $       313,463 $        506,567

      Pro forma earnings per share - basic and     $         0.02 $         0.02 $          0.03 $           0.04
      diluted




                                             SURGICARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                                         FOR THE                       FOR THE
                                                    THREE MONTHS ENDING             SIX MONTHS ENDING
                                                        June 30,                       June 30
                                                    1999           2000          1999            2000
Cash Flows From Operating Activities
     Net earnings                              $     135,444 $     431,847 $     576,001 $         850,567
     Adjustments to reconcile net earnings to
     net cash provided by operations:
         Depreciation and amortization                30,458        42,713        56,612            84,930
         Gain on sale of property and                 24,450                      24,450
         Deferred federal income tax                 428,651       176,841       428,651           206,931
         Management company termination fee
         (Increase) Decrease in:
         Accounts receivable                       (279,486)      (517,149)     (449,004)         (663,819)
         Inventory                                   (4,026)       (50,326)       (2,013)          (50,502)
         Prepaid expenses                            (3,308)         1,176          (260)            3,997
         Other current assets                        (4,326)         6,977       (2,437)            12,266
         State income tax payable                                   29,425                          59,629
         Federal income tax receivable                     0        52,016                         232,295
         Increase (Decrease) in:
         Accounts payable                             38,420        58,510        83,094           164,560
         Accrued expenses                           (57,240)       (46,652)      (14,611)          (99,505)

         Net Cash Provided by Operating              309,037        185,376       700,483           801,349
         Activities

Cash Flows From Investing Activities
     Capital expenditures                            (12,989)       (35,406)      (93,487)         (314,486)
     Collections on shareholder receivable            41,001         6,000        72,501            31,750
     Proceeds from sale of property and               52,565                      52,565
     equipment
     Acquisition of SurgiCare, Inc.                                                              (267,000)
         Net Cash Used in Investing Activities        80,577      (29,406)        31,579         (549,736)

Cash Flows From Financing Activities
     Borrowings on debt                                             50,000       50,612            50,000
     Payments on debt                               (52,500)      (72,112)     (107,079)         (136,659)
     Principal payments on capital lease            (26,761)       (5,115)      (55,720)          (11,151)
     Contributions by shareholders                                                                 22,500
     Dividends paid to preferred shareholders                    (174,000)                       (344,000)
     Distributions to shareholders                 (324,000)                   (599,000)
         Net Cash Used in Financing Activities     (403,261)     (201,227)     (711,187)         (419,310)

Net Decrease in Cash and Cash Equivalents           (13,648)      (45,257)       20,874          (167,697)

Cash and Cash Equivalents - Beginning of              91,571      121,419        57,049           243,859
Period

Cash and Cash Equivalents - End of Period      $     77,923 $      76,162        77,923            76,162

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