Form 10QSB
period 2000-09-30
SURGICARE INC/DE
filed 2000-11-13
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

Yes [X]  No [ ]

As of November 30, 2000, 12,596,657 shares of Common Stock, $0.005 par value per share, were outstanding.

As of November 30, 2000,  1,450,000 shares of
Series A Redeemable Preferred Stock,$.001 par value per share,were outstanding.

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



ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page
Consolidated Balance Sheet as of December 31 1999, and
     September 30, 2000                                                    3

Consolidated  Income  Statement for the 3 months ending as
of September 30, 1999 and 2000 and the 9 months ending as of
September 30, 1999 and 2000.                                               5

Consolidated Statement of Cash Flows for the 3 months ending as of September 30, 1999 and 2000 and the 9 months ending as of
September 30, 1999 and 2000.                                               6


                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,   September 30,
                                                        1999            2000
                                                             (Unaudited)
                            ASSETS

Current Assets
     Cash and cash equivalents                       $   243,859  $   123,289
     Accounts receivable (less allowance for
      contractual adjustments and doubtful accounts    1,832,833    2,562,258
      of $1,470,530 and $2,008,981 at December
      31, 1999 and September 30, 2000, respectively)
     Inventory                                            89,361      152,442
     Prepaid expenses                                     27,175       28,560
     Other current Assets                                 21,200       37,740
        Total Current Assets                           2,214,428    2,904,289


Property and Equipment
     Office furniture and equipment                       40,922        44,228
     Medical and surgical equipment                      660,225       728,949
     Leasehold improvements                               28,016       398,019
     Computer equipment                                   58,303        65,709
     Autos                                                              30,142
     Construction in Progress                            117,121

     Less: Accumulated depreciation and                 (487,998)     (601,451)
        amortization

        Total Property and Equipment                     416,589       665,595


Other Assets
     Goodwill                                            166,367       157,762
     Acquisitions in Progress                                           11,119

        TOTAL ASSETS                              $    2,797,384  $  3,7387655


                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS



                         LIABILITIES

Current Liabilities
     Current portion of capital lease             $       21,464   $  22,971
     Notes Payable                                       633,764     506,841
     Accounts Payable                                    147,685     280,710
     Accrued Expenses                                    128,280      52,320
     Federal income tax payable                           95,637     657,517
     Deferred federal income tax                         546,000     678,899

        Total Current Liabilities                      1,572,830   2,199,258

Long-Term Capital Lease Obligations                       49,544      24,334

        Total Liabilities                              1,622,374   2,223,592
                SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
  $.001, 1,650,000 authorized, 1,400,000 and               1,400       1,450
   1,450,000 issued and outstanding at
   December 31, 1999 and September 30, 2000 respectively
   September 20, 2000 redemption & liquidation value
   Is $7,250,000

Common Stock, par value $.005, 50,000,000 shares
     authorized, 12,596,657 issued and outstanding        62,983      62,983

Additional Paid-In Capital                               900,245     922,696

Retained Earnings                                        237,882     786,224

Less:   Shareholders receivables                        (27,500)    (258,180)

        Total Shareholders' Equity                     1,175,010   1,515,172

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    2,797,384  $3,738,765






                                                 SURGICARE, INC.

                                          CONSOLIDATED INCOME STATEMENT
                                                   (unaudited)

                                                              FOR THE                        FOR THE
                                                        THREE MONTHS ENDING             NINE MONTHS ENDING
                                                           September 30,                   September 30
                                                         1999           2000           1999             2000

Revenues, net                                      $    1,199,163 $    1,257,294 $     3,172,933 $      3,856,747

Expenses
Direct Surgical Expenses
      Surgical Costs                                      194,376        257,484         444,907          692,815
      Salaries, wages and Benefits                         98,662        134,047         285,136          348,212
      Contract services                                    47,929         46,622         117,876          143,344
              Total Direct Surgical Expenses              340,967        438,153         847,918        1,184,370
 Gen. and Admin. Expenses
      Salaries, Wages and Benefits                         48,186         88,982          86,431          207,177
      Management company termination fee                  164,333              0         164,333                0
      Professional fees                                    11,554         32,420          19,018           96,178
      Rent                                                 45,883         44,682         132,454          130,047
      Management  Fee                                      58,416         23,299         190,384           61,311
      Insurance                                             8,155          9,760          21,991           27,521
      Depreciation                                         34,352         37,129          90,961          122,059
      Repairs and maintenance                               2,206         19,159          11,635           49,604
      Other operating expenses                           (27,302)         79,551          99,639          179,846
      Taxes                                                11,692         13,535          19,479           23,587
          Total Direct Gen. and Admin.  Expenses          357,474        348,517         836,325          897,329
          Total Expenses                                  698,441        786,670       1,684,243        2,081,700

Other Income
      Gain on sale of property and equipment                    0              0          12,025                0
      Miscellaneous income                                  1,893              0           6,550                0
          Total Other Income                                1,893              0          18,575                0

Earnings Before  Income Tax Expense                       502,615        470,624       1,507,265        1,775,047

Federal Income Tax Expense (Benefit)
      Deferred                                            139,865       (74,032)         568,516          132,899
      Current                                              18,319        265,161          18,319          497,456
      State                                                 2,107         14,721           2,107           74,350

Net Earnings                                       $      342,324 $      264,774 $       918,323 $      1,070,342

Pro forma income data (unaudited):
      Earnings before federal income tax expense   $      342.324 $      264,774 $     1,507,265 $      1,070,342
      Proforma federal and state income tax                                            (584,905)
      Dividends Paid                                    (162,000)      (174,000)       (776,000)        (522,000)

      Pro forma Net Earnings                       $     180,.324 $       90,774 $       146,360 $        548,342

      Pro forma earnings per share - basic and     $              $          001 $          0.01 $           0.05
      diluted                                            0.02



                                             SURGICARE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                                         FOR THE                       FOR THE
                                                   THREE MONTHS ENDING           NINE MONTHS ENDING
                                                      September 30,                 September 30
                                                    1999           2000          1999            2000
Cash Flows From Operating Activities
     Net earnings                              $     342,324 $     264,774 $     918,323 $       1,070,342
     Adjustments to reconcile net earnings to
     net cash provided by operations:
         Depreciation and amortization                34,352        37,129        90,964           122,058
         Gain on sale of property and                      0             0        24,450                 0
         equipment
         Deferred federal income tax                 139,516      (74,032)       568,516           132,899
         Management company termination fee          164,333             0       164,333                 0
         (Increase) Decrease in:
         Accounts receivable                       (322,745)      (65,606)     (771,749)         (729,425)
         Inventory                                         0                     (2,013)          (63,081)
                                                                 (12,579)
         Prepaid expenses                            (1,089)       (5,382)       (1,349)           (1,385)
         Other current assets                            495      (39,925)       (2,290)          (27,659)
         Increase (Decrease) in:
         State income tax payable                          0         6,887             0            64,425
         Federal income tax receivable                45,576       265,161        45,576           497,456
         Accounts payable                            (5,975)      (31,535)        77,119           133,025
         Accrued expenses                           (17,601)      (23,545)      (32,212)          (75,960)

         Net Cash Provided by Operating              379,186       321,347     1,079,668         1,122,696
         Activities

Cash Flows From Investing Activities
     Capital expenditures                           (44,458)      (47,974)      (73,356)         (362,460)
     Proceeds from sale of property and                    0             0      (12,025)                 0
     equipment
     Loan to Shareholders                                  0       (1,730)             0         (268,730)
     Acquisition of SurgiCare, Inc.                (172,105)             0     (172,105)                 0
         Net Cash Used in Investing Activities     (216,563)      (49,704)     (257,486)         (631,190)

Cash Flows From Financing Activities
     Proceeds from Notes Payable                     161,000             0       161,000            50,000
     Payments on debt                               (61,553)      (40,264)     (168,632)         (176,923)
     Principal payments on capital lease             (8,496)      (12,552)      (13,604)          (23,703)
     Collections on shareholder receivable             8,271         6,300        80,772            38,050
     Proceeds from Sale of Preferred Stock            27,000             0        27,000            22,500
     Dividends paid to preferred shareholders      (162,000)     (178,000)     (162,000)         (522,000)
     Distributions to shareholders                         0             0     (599,000)                 0
         Net Cash Used in Financing Activities      (35,778)     (224,516)     (674,464)         (612,076)

Net Decrease in Cash and Cash Equivalents            126,845        47,127       147,718         (120,570)

Cash and Cash Equivalents - Beginning of              77,923        76,162        57,049           243,859
Period

Cash and Cash Equivalents - End of Period      $     204,768 $     123,289       204,768           123,289





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


                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           September 30, 1999 and 2000


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

Note 2 - Unaudited Pro Forma Net Earnings and Pro Forma Earnings Per Share

         Pro forma earnings per share represent pro forma net earnings (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C corporation since inception) available to common shareholders divided by the pro forma weighted average number of common shares outstanding during the period. Pro forma weighted average shares were calculated giving effect to the 7,304 to 1 exchange of SurgiCare common stock for Bellaire common stock, as if the reverse acquisition had occurred at the beginning of each period presented. The conversion of preferred stock to common stock is anti-dilutive

Note 3- Subsequent Events

     On October 20 2000, and effective October 21, 2000, SurgiCare, Inc. ("SurgiCare") purchased from Memorial Village Surgery Center, L.P. ("MVSC"), a Texas Limited Partnership an undivided 60% interest in the assets and assumed liabilities of a surgery center in Houston, Texas.

     Pursuant to the terms of the Asset Purchase Agreement, dated October 20, 2000, by and among SurgiCare, MVSC, and other entities, SurgiCare paid to MVSC a total purchase price equal to $8,210,000, $4,490,000 in cash, and $3,720,000 in SurgiCare common stock, par value $.005 per share.

     The cash used in the purchase transaction was obtained from borrowings under three affiliated loan agreements, two of which are between SurgiCare, Bellaire SurgiCare, Inc. ("Bellaire") a SurgiCare wholly owned subsidiary, and DVI Financial Services, Inc. and one between SurgiCare, Bellaire and DVI Business Credit, Inc.

The consideration paid to MVSC was determined through arm's-length negotiations between SurgiCare, MVSC and other related entities.

     Following the asset purchase, SurgiCare and the owners of the remaining 40% of the assets and assumed liabilities comprising the surgery center contributed their respective ownership interests in the assets and assumed liabilities of the surgery center into a newly formed Texas Limited Partnership, SurgiCare, Memorial Village, L.P., and received proportionate partnership interests therein.

     In an unrelated transaction, SurgiCare acquired an undivided 10% general partnership interest in San Jacinto Surgery Center, L.P., as well as the centers management contract. SurgiCare paid $320,000 cash to the partnership for both the General Partnership interest and the management contract.

     The cash used in the purchase was funded in part from operations in addition to a $250,000 loan obtained from Southwest Bank of Texas.

The following table sets forth the computation of basic and diluted earnings per share:



                                                              For the Three             For the Nine
                                                               Months Ended             Months Ended
                                                               September 30,           September 30,
                                                               (Unaudited)              (Unaudited)
                                                             --------------           ------------
                                                            1999        2000         1999        2000


Basic Earnings Per Share:
   Pro forma net earnings                                $ 342,323   $ 264,774    $ 918,146 $1,070,342

   Less: Preferred dividends                                           174,000      162,000    822,000
                                                         -----------  --------    ---------  ---------
   Pro forma net earnings available for common
   Shareholders.                                         $ 342,323   $  90,774    $ 756,146  $ 548,342
                                                      ============= =========== =========== ==========
   Weighted average shares outstanding                  11,214,560  12,596,657   11,536,272 12,596,657
                                                      ============= =========== =========== ==========
   Pro forma net earnings per share - basic               $.02         $.01          $.03      $.05

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


                                                          For the Nine
                                                          Months Ended
                                                          September 30
                                                       1999       2000

------------------------------------------------------------------------
Revenues, net                                         100.00%    100.00%
------------------------------------------------------------------------
Expenses

Direct Costs of Sales
------------------------------------------------------------------------
       Surgical Costs                                  14.02%    17.96%
------------------------------------------------------------------------
       Clinical Salaries, Wages and benefits            8.99%     9.03%
------------------------------------------------------------------------
       Other Surgical Cost                              3.72%     3.72%
------------------------------------------------------------------------
       Total Direct Cost of Services                   26.72%    30.71%
------------------------------------------------------------------------
General & Administrative Expenses
------------------------------------------------------------------------
       Salaries, Wages and benefits                     2.72%     5.37%
------------------------------------------------------------------------
       Management Co. Termination Fee                   5.18%     0.00%
-----------------------------------------------------------------------
       Professional Fees                                0.60%     2.49%
------------------------------------------------------------------------
       Rent                                             4.17%     3.37%
------------------------------------------------------------------------
       Management Fee                                    6.0%     1.59%
------------------------------------------------------------------------
       Insurance                                        0.69%     0.71%
------------------------------------------------------------------------
       Depreciation                                     2.87%     3.16%
------------------------------------------------------------------------
       Repairs & Maintenance                            0.37%     1.29%
------------------------------------------------------------------------
       Other operating expenses                         3.14%     0.61%
------------------------------------------------------------------------
       Taxes                                            0.61%     0.40%
------------------------------------------------------------------------
Total G & A                                            26.36%    23.27%
------------------------------------------------------------------------
       Total Expenses                                  53.08%    53.98%
------------------------------------------------------------------------
       Operating Income                                46.92%    46.02%
------------------------------------------------------------------------
Other Income
------------------------------------------------------------------------
       Gain on sale of property and equipment           0.38%     0.00%
------------------------------------------------------------------------
       Miscellaneous income                             0.21%     0.00%
------------------------------------------------------------------------
Total Other Income                                      0.59%     0.00%
------------------------------------------------------------------------
Earnings Before Federal Income Tax Expense              47.5%    46.02%
------------------------------------------------------------------------
Federal Income Tax Expense (Benefit)
------------------------------------------------------------------------
       Current                                          0.58%    12.90
------------------------------------------------------------------------
       Deferred                                        17.92%     3.45%
------------------------------------------------------------------------
       State                                             .07%     1.93%
------------------------------------------------------------------------
       Net Earnings                                    28.94%    27.75%
------------------------------------------------------------------------


RESULTS OF OPERATION

The following table sets forth for the period indicated the number of surgical cases.



                                             For the Three         For the Nine
                                              Months Ended        Months Ended
                                              September 30        September 30
                                          1999         2000     1999        2000

Total Number of Cases                       718        714       1918      2,245

Total Revenue Generated              $1,199,163 $1,257,294 $3,172,933 $3,856,747

Revenue Generated per Case           $    1,670 $    1,760 $    1,654 $    1,717

Earnings Before Income Tax per Case* $      697 $      598 $      784 $      771



     * The use of specialty pain management implants in increased numbers for the quarter ending September 30, 2000 has created the appearance of lower earnings per procedure. Third party payers have a fixed reimbursement for implants at our cost plus ten percent. Earnings per case appear to drop because of this low profit cap and the high cost of these implants. Implants accounted for 25% of the total procedure costs in the three months ending September 30, 2000, and 14% for the nine-month period ending September 30, 2000.

     Bellaire SurgiCare continues to deliver cost effective healthcare. Earnings per procedure actually increased 3% for the three months ending September 30, 2000 when the revenue and profit associated with these implants are extrapolated.
     Management does not consider the use of implants or the associated reduction in earnings per case significant in view of the fact that revenue, earnings and case volume each increased in the nine-month period ending September 30, 2000.




THREE MONTHS ENDING September 30, 2000 vs. THREE MONTHS ENDING September 30,1999

     In the three months ending September 30, 2000 Bellaire recorded revenues of $1,257,294, compared to $ $1,199,163 for the same period in 1999, which represents a 4.8% increase in revenue for the quarter.

     SurgiCare performed 714 cases by September 30, 2000 compared to 718 procedures for the same period in 1999. This represents a negligible decrease of less than 1% in average monthly utilization. Revenue for the period ending September 30, 2000 increased 5% to $1760 from $1670 for the same period in 1999.

     The pre-tax earnings generated per case decreased from $697 per case for the three-month period ending September 30, 1999, to $659 for the same period in 2000, which represents a 5% decrease. This drop is attributed to the increased surgical expenses caused by the high cost of implant. The utilization of implant for the period increased, due to contractual obligations with third party payers, earnings per procedure utilizing implants are reimbursed at a fixed rate which is lower than normal direct surgical costs, thereby reducing per case earnings.

     General and administrative expenses decreased slightly as a percentage of total revenue from 29.81% for the period ending September 30, 1999, to 27.27% for the same period in 2000. Management expects that these costs will increase slightly as the company continues to aggressively pursue its merger and acquisition strategy.

     As a percentage of revenue, total expenses rose slightly from 58.24% for the period ending September 30, 1999, to 62.56% for the same period in 2000. The cause of this increase was higher advertising, accounting and legal costs.
Management anticipated this small increase as it continues to aggressively advertise for, pursue, and finalize mergers with suitable partners.

     For the quarter, utilization of the center remained steady. However, expenses associated with the pending mergers, as well as the limited reimbursement on implant procedures, resulted in pre-tax earnings of 37.43% of revenues for the period ending September 30, 2000 vs. 41.91% for the three-period ending September 30, 1999.




NINE MONTHS ENDING September 30, 2000 vs. NINE MONTHS ENDING September 30, 1999

     In the nine months ending September 30, 2000 Bellaire posted record revenue of $3,856,747 compared to $3,172,933 for the same period in 1999 which represents a 21% increase in total revenue. Pre-tax earnings also increased. For the period ending September 30, 2000, the earnings before income tax were $1,775,047 as compared to $1,507,265 for the same period the year prior.

     SurgiCare performed a higher number of cases for the nine months ending September 30, 2000, as well. A total of 2245 cases were performed compared to 1918 procedures for the same period in 1999. This represents an increase of 17% in average utilization. Revenues generated per case increased 3.8% for the nine months ending September 30, 2000 to $1,717 compared to $1,654 for the same period last year.

     The pre-tax earnings generated per case decreased slightly from $786 per case for the nine-month period ending September 30, 1999, to $791 for the same nine-month period in 2000. This decrease is in part because of the increase in procedures involving implants. As stated earlier, third party payer restrictions on reimbursements for these items reduce per case earnings.

     Earnings before federal income tax expense rose in the period ending September 30, 2000 to $1,775,047 from the same period last year, an increase of 17.77%.

     Net earnings increased slightly to $1,070,342 from $918,323 for the period ending September 30, 2000, as compared to the same period last year.

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Net cash provided by operating activities increased from $1.08 million for the nine-month period end September 30, 1999 to $1.12 million for the same period in 2000, due primarily to the level of net income and changes in operating assets and liabilities. The Company had $705 thousand of working capital as of September 30, 2000 compared to $642 thousand of working capital as of September 30, 1999.

     Capital expenditures increased from $73 thousand for the nine-month period ending September 30, 1999 to $362 thousand for the same period in 2000. The increase was due in part to the additional equipment required to increase case capacity within specific surgical services, as well as the expenses associated with the addition of the new operative suite. All anticipated capital expenditures, can and will be funded from operating revenues.

            SurgiCare does not foresee any trend or uncertainties that would impact the long or short-term liquidity of the company.

     The company is in active negotiations with outside funding sources in order to secure the funding required in order to begin its expansions through its merger and acquisition model.


PART II
                                OTHER INFORMATION
ITEM 1.
Legal Proceedings

         SurgiCare is not currently involved in any legal proceedings.

ITEM 2.
Change in Securities and Use of Proceeds

           None


ITEM 3.
Default Upon Senior Securities

         SurgiCare has not defaulted on any payments of principal or interest on any securities.


ITEM 4.
Submission of Matters to a Vote of Security Holder

     At the annual meeting of shareholders (the "Annual Meeting") of SurgiCare, Inc. (the "Company") on Wednesday, July 26 2000, at 6:30 P.M. at the corporate offices located at 6699 Chimney Rock, Suite 105, Houston, Texas 77081, the following items where submitted to security holders for vote:

     (1) To elect Nine directors of the Company;

     (2) To act upon the recommendation of the Board of Directors on the appointment of Weinstein Spira & Company L.L.P. as the Company's independent auditors for 2000; and The nine Directors that where elected by majority vote where;

         Dr. David Blumfield President/CEO
         Dr. Jeff Penso Vice President
         Dr. Sherman Nagler
         Dr. Michael Mineo
         Dr. Son Nguyen
         Dr. William Bradbury
         Dr. Bruce Miller
         Dr. Buddy Huffmyer
         Mr. Charles Cohen

     Weinstein Spira & Company L.L.P. was appointed as the Company's independent auditors for 2000. Services provided to the Company and its subsidiaries by Weinstein Spira shall include the audit of the Company's consolidated financial statements and the 401(k) Plan, services related to filings with the Securities and Exchange Commission, tax filings and consultations on various tax and acquisition due diligence matters.



                                    SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November10, 2000                            REGISTRANT:

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