Form 10KSB
period 2000-12-31
SURGICARE INC/DE
filed 2001-04-02
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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



ISSUER'S TELEPHONE NUMBER: (713) 665-1406
SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NOT APPLICABLE SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                      COMMON STOCK, $.005 PAR VALUE
                      SERIES A REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Check if disclosure of delinquent filers in reponse to Item 405 of Regulation S-B is not contained, and no disclosure will be containedin this form, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SB or any amendment to this Form 10-SB. [ ]

SurgiCare's revenues for fiscal year ended December 31, 2000: $6,040,167

     As of March 20, 2001, 13,954,320 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported by the NASDAQ Over the Counter Bulletin Board) of the Registrant held by non-affiliates on March 20, 2001 was approximately $1,787,471, based upon a per share price of $2.74, the average closing price per share for the companys Common Stock on the OTC Bulletin Board on the first day of each of the preseeding 6 months. This calculation assumes that all shares of Common Stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     SurgiCare was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984 its name was changed to Technical Coatings, Inc. ("TCI"). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers. On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation ("Bellaire"), in exchange for the issuance of 9,860,000 shares of common stock, par value $.005 per share ("Common Stock") and 1,350,000 shares of Series A Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"), of SurgiCare to the holders of Bellaire's common stock. For accounting purposes this transaction was effective July 1, 1999. As of December 31, 2000, the company owned a majority interest in two surgery centers, and a minority interst as general partner in one center. All of SurgiCare's centers are currently located in Texas.

     SurgiCare is authorized to issue up to 50,000,000 shares of common stock, par value $.005 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

     SurgiCare, Inc's. principal office is located at 6699 Chimney Rock Houston, Texas 77096, and its telephone number is 713-665-1406.

         Bellaire SurgiCare, Inc.

     SurgiCare's current management personnel were, immediately prior to the reverse merger with Bellaire, management personnel of Bellaire. Bellaire owns and operates an ambulatory surgery center located in Houston, Texas. Bellaire has been in operation for 14 years, first as The Institute for Eye Surgery, and since March of 1995, as Bellaire SurgiCare, Inc. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at Bellaire generally charge their patients for the professional services they provide, while Bellaire only charges the patients for the facility fee. SurgiCare's principal executive offices are located at 6699 Chimney Rock Rd, Suite 105, Houston, Texas 77081, and its telephone number is 713-665-1406.

        SurgiCare Memorial Village, L.P.

     SurgiCare through its wholly owned subsidary Town & Country Surgicare, Inc. owns a 60% General Partnership interest in SurgiCare Memorial Village, L.P. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at Bellaire generally charge their patients for the professional services they provide, while Bellaire only charges the patients for the facility fee.

        San Jacinto Sugery Center, L.P.

     SurgiCare through its wholly owned subsidary Baytown Surgicare, Inc. owns a 10% General Partnership interest in an Jacinto Sugery Center, L.P. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at Bellaire generally charge their patients for the professional services they provide, while Bellaire only charges the patients for the facility fee.

INDUSTRY OVERVIEW

     Freestanding ambulatory surgery centers are licensed outpatient surgery centers, generally equipped and staffed for a wide variety of surgical procedures. These procedures are generally lower-risk and considered appropriate for the freestanding ambulatory setting In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including ambulatory surgery centers.


     According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory (June 1999), an industry publication, freestanding outpatient surgery centers are one of the fastest growing segments of the healthcare industry and are positioned well to become the premier provider of outpatient surgery. The number of outpatient surgery cases increased 84% from 3.1 million in 1993 to 5.7 million in 1999. As of June 1999, there were 2,726 freestanding ambulatory surgery centers in the U.S., of which 93 were owned by hospitals and 733 were owned by corporate entities. The remaining 1,900 centers were independently owned, primarily by physicians.

         SurgiCare believes that the following factors have contributed to the growth of ambulatory surgery centers:

COST-EFFECTIVE ALTERNATIVE

     Ambulatory surgical centers are not usually saddled with the high cost and overhead of the ancillary services such as administration, laboratory, radiology, or dietary, that are generally found in the hospital settings. Therefore surgery is generally less expensive than hospital inpatient surgery. In addition, SurgiCare believes that surgery performed at a freestanding ambulatory surgery center is also less expensive than hospital-based ambulatory surgery for a number of reasons, including

               Lower facility  development  costs.
               Lower cost associated with ancillary services.
               More efficient staffing and space utilization.
               Specialized operating environment focused on cost containment.

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

     Freestanding ambulatory surgery centers subject neither doctors nor their patients to the large institutional environment found at both acute care inpatient hospitals, and out patient surgery centers locating within a hospital.

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

NEW TECHNOLOGY

     As reported in the industry publication SMG Marketing Group Inc.'s, Freestanding Outpatient Surgery Center Directory, (June 1998):

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

     Furthermore, SurgiCare believes that when operating physicians own and operate an ambulatory surgical center they become cost conscious. Without allowing cost consciousness to become detrimental to the patients, it may still have a significant effect on the overall profitability of the center. For these reasons, SurgiCare believes, physician owned ambulatory surgical centers have historically been extremely profitable.

         SurgiCare believes that the profitability of freestanding ambulatory surgery centers tends to make them attractive to acquirers. Nevertheless, following the acquisition of a physician owned center, evidence suggests that the typical center's profitability will significantly decrease. SurgiCare believes that this typical decline in profitability can be explained, in part, because in many of such acquisitions the operating physicians lose control of the center. After a typical acquisition of an ambulatory surgery center, the control of the center is typically vested in non-physician management. The factors motivating the physician users to insure the center's profitability are therefore typically removed.

     SurgiCare's management structure consists of physicians and healthcare professionals. SurgiCare's management has substantial experience in the operations and management of ambulatory surgical centers. SurgiCare also expects that it will issue its own shares, or other equity interests to the physicians who own and operate other centers which SurgiCare may acquire an interest.
SurgiCare believes that it will thereby be able to substantially align the interests of SurgiCare's management and shareholders with those of the physician owners of centers in which SurgiCare may acquire an interest . SurgiCare also presently intends to permit each surgery center to be substantially managed by its own board, which is anticipated to consist of a majority of physicians associated with the center and one or more representatives of SurgiCare. Based upon this approach, SurgiCare expects that it will benefit from the substantial unity of goals and motivations of its own management and shareholders with those of physicians who have previously owned and operated a freestanding center acquired, in whole or in part, by SurgiCare.

     SurgiCare therefore expects that with goals and motivations substantially aligned, the profitability of each center in which it acquires an interest, can be maintained. As there are numerous factors which affect the profitability of ambulatory surgery centers, including regulatory and liability matters, there can, however, be no assurance that the profitability of any center or SurgiCare as a whole will be maintained.

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

     SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the date of this filing, SurgiCare has no current agreements or arrangements for the acquisition of any surgery center except for the non-binding letter of intent (the "Letter of Intent") entered into between SurgiCare and Surgery Centers of America II, LLC ("SCOA II"), and reported on SurgiCare's Current Report on Form 8-K dated March 6, 2001. Dr. Joseph Huffmyer, a director of SurgiCare, owns approximately 90% of SCOA II's membership interests. The Letter of Intent contemplates SurgiCare's acquisition of SCOA II exchange for a combination of cash, and shares of SurgiCare's common stock. The amount of cash, and number of shares to be issued by SurgiCare in exchange for SCOA II membership interests will be agreed upon by the parties following a complete valuation of SCOA II. The acquisition is subject to customary conditions, including satisfactory completion of due diligence, negotiation and execution of definitive agreements, receipt of required regulatory approvals and the approval of SCOA II's members.
SCAOspecializes in the development and management of ambulatory surgical centers.

     SurgiCare has maintained an affiliation agreement with Surgery Centers of America, Inc. since July 1999, and the principal owner of Surgery Centers of America, Inc. ("SCOA") is a director of SurgiCare. Although SCOA II and SCOA, are two different companies their principal ownership interests are similar, and they may be considered to be affiliated. For further information see ITEM 12, Related Party Transactions, below.

     SurgiCare expects that generally the acquisition of another surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies.SurgiCare may acquire less than all of the interest in a particular center when such an acquisistions approach is thought to be advisable.

ACQUISITION AND DEVELOPMENT OF SURGERY CENTERS

     SurgiCare's development staff works to identify existing centers that are potential acquisition candidates and identify physician practices that are potential partners for new center development in the medical specialties which SurgiCare has targeted for development.

     The candidates are then evaluated against SurgiCare's project criteria which may be expected to include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payers in the market and state certificate of need ("CON") requirements for development of a new center.

     In the development or acquisition of a new surgery centers, SurgiCare plans to continue working in conjunction with SCOA, either under the current affiliation agreement, or as a combined enterprise, if the transaction comtimplated by the Letter of Intent is consummated . SurgiCare believes that its management has a certain expertise in acquiring, managing and operating ambulatory surgical centers. However, in order to assure that its acquisition and development activities are efficiently and thoroughly conducted, SurgiCare has agreed in principal to utilize SCOA to assist it in these efforts.
SurgiCare's current affiliation agreement with SCOA which covers certain operational affiliations, does not currently, cover these types of development activates. In presenting the advantages to physicians of developing a new freestanding ambulatory surgery center in partnership with SurgiCare, SurgiCare anticipates that the SurgiCare and SCOA, if involved, development staffs will emphasize the following factors, among others:

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

     SurgiCare currently intends that its ownership interests in most of its freestanding ambulatory surgery centers will generally be 100%. However from time to time SurgiCare may identify centers where it is advantageous to acquire interest less than 100%. Regardless of the percentage of each center that SurgiCare acquires, the physicians who had owned and operated a center acquired by SurgiCare, or who have newly developed a center in partnership with SurgiCare, generally will become substantial shareholders in SurgiCare. The local physicians will generally continue to oversee their local operations. SurgiCare anticipates that the terms of its acquisition agreements with new centers will include a provision for the appointment of one or more physician partners from each newly acquired center to a position on the Board of Directors of SurgiCare or on an advisory committee that will advise the SurgiCare board or management on operational aspects of the center.

SURGERY CENTER LOCATIONS

     The following table sets forth information related to SurgiCare's surgical centers in operation as of December 31, 2000.

                               SURGERY CENTER LOCATIONS

         Name                  Location           Acquisition      SurgiCare
                                                     Date          Ownership

Bellaire SurgiCare           Houston, Texas       July 1999          100%
SurgiCare Memorial Village   Houston, Texas       Oct. 2000           60%
San Jacinto Surgery Center   Baytown, Texas       Oct. 2000           10%




AAAHC ACCREDIDATION

     Two of SurgiCare surgery centers are currently accredited by the Accreditation Association for Ambulatory Health Care Inc. ("AAAHC"). Although not required SurgiCare believes that obtaining a AAAHC accreditation, is useful in competing for, and contracting with certain managed care organizations. SurgiCare, where practical will strive to obtain AAAHC accreditation.

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

         Freestanding ambulatory surgery centers such as those in which SurgiCare owns and intends to acquire, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. SurgiCare derived approximately 18% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the past trailing 12-month period.

         The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules, which are prospectively determined.

     On June 12, 1998, the Health Care Financing Agency of the U.S. Department of Health and Human Services ("DHHS") published a proposed rule that would update the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. DHHS initially planned to implement these new rates in the spring of 2001. First, BIPA deferred the date on which the proposal becomes effective to January 2002; second, BIPA requires the phase-in of the new rates over four years; and third, it requires that DHHS use data beginning in January 2003 based on a new surgery center cost survey from 1999 or later in calculating new rates.

     SurgiCare estimates that if full implementation of the proposed rates occurred in January 2002, they would adversely affect our annual revenues by less than 2% based on the proposed rates and our historical procedure and payer mix. However, we believe due to the four year phase-in of the new rates coupled with updated rates based on a new cost survey to be used in 2003 and cost efficiencies we can implement at both the center and corporate level that our financial results will not be materially impacted by the rule's implementation. However, there can be no assurance that the implementation of this rule will not adversely impact our financial condition, results of operation and business prospects.

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

COMPETITION

         There are several companies, many in niche markets, that acquire existing freestanding ambulatory surgery centers. Many of these competitors have greater resources than SurgiCare. The principal competitive factors that affect the ability of SurgiCare and its competitors to acquire surgery centers is price, experience, reputation, and access to capital. Competition for Managed Care Contracts

          SurgiCare's participation in managed care contracts, often referred to as HMO's and PPO's, in most cases simply makes it more convenient and cost effective for a potential patient to allow their doctor to choose a SurgiCare facility. Participation in most managed care contracts is helpful, but not material to SurgiCare's business. SurgiCare believes that its current center can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to hospital based surgery centers with which SurgiCare competes for managed care contracts. SurgiCare intends that any additional center, which it may acquire, will be similarly situated. In competing for Managed Care contracts, it is important that SurgiCare be able to show insurance companies that it provides quality healthcare, and can do so at affordable competitive prices.

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

     Since performing surgery is a fundamental part of any surgical practice the facilities where a surgeon chooses to operate, is considered to be an extension of the surgical practice. It is acceptable for certain surgical procedures to be done in a doctors office, others procedures require a more clinical environment such as that of an ambulatory surgical center, or a hospital. Regardless of the location, when a surgeon performs a procedure the surgical procedure is part of the surgical practice, and therefore the location is considered to be an extension of the practice.

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

EMPLOYEES

     As of December 31, 2000, SurgiCare and its subsidiary employed approximately 75 persons, 58 of who were full-time employees and 17 of who were part-time employees. Of the above, 6 were employed at SurgiCare's headquarters staff office in Houston, Texas and the remaining employees were employed by SurgiCare's surgery centers. SurgiCare believes its relationship with its employees to be good. SurgiCare does not have any employment or labor contracts, nor does it currently plan on having any such contracts with any operating physician on staff at any of its facilities. At this time SurgiCare believes that all of its nurses and other employees have (at will) employment relationships with the company.

PHYSICIAN SHAREHOLDERS

     SurgiCare has never entered into any arrangement, nor does it plan on entering into any arrangement with any physicians that operate at any of its facilities, to assure their continued use of its companies facilities. However many of the surgeons operating in SurgiCare facilities own either SurgiCare's common stock, preferred stock, or both. Depending on SurgiCare's profitability, the potential exist for all shareholders, both physician and non-physician, to benefit financially.

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

ITEM 2. DESCRIPTION OF PROPERTY

     SurgiCare's principal office is located at 6699 Chimney Rock Rd., Suite 105, Houston, Texas, 77081. SurgiCare currently occupies space within the facility operated by its wholly owned subsidiary, Bellaire. This property is approximately 10,000 square feet, occupying about half of both the first and second floors of the building in which it is located. The property is leased from an unaffiliated third party for a term that expires in March 2003, with an annual rental of $ 172,081.92, payable monthly in the amount of $15,771.50. The rent has increased over prior years, in part because Bellaire has increased its rental space by approximately 637 square feet, as of August 1, 1999. The balance of the increase can be attributed to a rental increase for Bellaire's' pro-rata share of building overhead. SurgiCare maintains tenant fire and casualty insurance on its property located in such building in an amount deemed adequate by SurgiCare. The other two SurgiCare centers in operation at December 31, 2000, lease space ranging from 10,000 to 14,000 square feet with remaining lease terms ranging between 12 and 15 years.

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

ITEM 4.  SUBMISSION  OR MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

     SurgiCare's Common Stock currently traded on the NASADAQ's Over the Counter Bulliten Board ("OTCBB") a SurgiCare's management is working with certain broker dealers affiliated with the National Association of Securities Dealers Inc. in order to have the SurgiCare's companies stock listed on the NASADAQ's Small Cap. There can be no assurance that SurgiCare's securities will become listed in the NASAD's small cap or that any market will develop for SurgiCare's securities.

     SurgiCare's common stock began trading in Texas on August 1999 through William Little and Company. In April 2000 the company began trading on the Nasadq's Over The Counter Bulletin Board. the following table represents the high and low sales prices per share of the company's common stock as reported by William Little and Company from August 23, 1999 through April 2000, and the Nasdaq OTCBB from April 2000 December 31, 2000 for each of the quarters in 1999 and 2000 subsequent to the initial quoting period.


                                                 HIGH        LOW
August 1999 through September 30, 1999 *       $  3.00     $ 2.938
Quarter ended December 31, 1999 *              $  3.875    $ 3.00
Quarter ended March 31, 2000 *                 $  4.25     $ 3.75
Quarter ended June 30, 2000                    $  4.00     $ 2.00
Quarter ended September 30, 2000               $  3.6875   $ 1.625
Quarter ended December 31, 2000                $  6.00     $ 2.125



     * Bid price reflect quotations by William Little, and Company without commissions and may not represent actual transactions.

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

HOLDERS
         SurgiCare believes that there were approximately 565 holders of record of the Company's Common Stock, and 15 holders of the Company's Series A Preferred as of December 31, 1999.

DIVIDENDS

         SurgiCare has not paid dividends on shares of its Common Stock within the last two years, and does not expect to declare or pay any cash dividends on its common shares in the foreseeable future

CONVERTIBLE SECURITIES AND RESTRICTED SECURITIES

         Convertible Securities. At the date of filing of this registration statement, there are 1,400,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock of SurgiCare.

     Pursuant to the Investment Banking Agreement Dated December 6, 2000 between SurgiCare, Inc. and EquiTrade Securities Corporation("EquiTrade"), SurgiCare has agreed to issue warrants for the purchase of 125,000 shares of SurgiCare common stock at $.25 per share.

     The cash portion of the purchase price for SurgiCare's interest in Memorial Village's assets was funded in part by a loan from DVI Financial Services, Inc. ("DVI"), pursuant to a Master Loan Agreement, dated as of October 17, 2000, among DVI, SurgiCare and Bellaire SurgiCare, Inc. (the "Loan Agreement"). The loan is evidenced by a Secured Promissory Note dated October 17, 2000 (the "Note"), in the amount of $3,750,000 payable in monthly installments of $33,594 for the first six months and thereafter in installments of $81,067.33 until March 17, 2006. The Note is secured by substantially all of the assets of SurgiCare and Bellaire SurgiCare, Inc. In connection with the loan transaction, SurgiCare issued to DVI a warrant for the purchase of up to 200,000 shares of SurgiCare's Common Stock at a price of $3 per share. The warrant is exercisable at any time from the date thereof until 12 months following the satisfaction of SurgiCare's obligations to DVI under the Note.

     Restricted Securities. As of December 31, 2000 there were approximately 565 holders of record of SurgiCare's Common Stock and 15 holders of record of its Series A Preferred Stock. Currently 12,413,219 of the 13,954,320 shares of Common Stock and all of the shares of Series A Preferred Stock issued and outstanding are deemed to be "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act and may be publicly resold only if registered under the Securities Act in the future or sold in accordance with an applicable exemption from registration, such as is set forth in Rule 144. SurgiCare believes that its directors and officers constituting affiliates of SurgiCare currently own 5,967,750 restricted shares of Common Stock and 600,000 restricted shares of Series A Preferred Stock.

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

TRANSFER AGENT

     SurgiCare's transfer agent is First National Trust Company; their address is 635 E. 10 1/2 Street. Houston, Texas, 77008 Their toll free telephone number is 1-713-291-2288.

RECENT SALES OF UNREGISTERED SECURITIES


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

     Pursuant to an Acquisition Agreement, dated as of October 20, 2000 (the "Acquisition Agreement"), SurgiCare issued 1,357,663 shares of its Common Stock to the partners of HealthFirst Memorial Village Surgery Center, Ltd. ("Memorial Village") as part of the consideration for the acquisition, by a wholly owned subsidiary of SurgiCare, of a 60% interest in the assets of Memorial Village. The purchased interest was then contributed to a limited partnership of which an affiliate of SurgiCare is the general partner and in which SurgiCare owns a 60% interest, and which owns and operates the surgery center previously owned by Memorial Village. Of the shares of Common Stock issued in the transaction, 109,490 shares attributable to Memorial Village's general partner were deposited into escrow as security for the satisfaction of indemnification obligations under the Acquisition Agreement.

         No underwriters were involved in any of the foregoing sales or issuance of securities. Such sales or issuance were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, or the rules and regulations there under. Each individual receiving securities in the foregoing sales or issuance is believed by SurgiCare to be an "accredited investor as that term is defined under Rule 501 of Regulation D under the Securities Act, and to have been provided with, or have by virtue of their position access to, adequate information concerning SurgiCare at the time of the respective issuance. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

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


     (i) SurgiCare is constantly striving to achieve increase profits from existing revenues. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore SurgiCare is always looking for ways to decrease the cost of surgical supplies. Through participation in national buying groups SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", and provide quality service, at reduced prices. SurgiCare has found that the purchasing policies that govern the acquisition of surgical equipment is an important key to maximize a centers profit. Therefore all equipment is purchased at the corporate level, in order to insures that the equipment is purchased at the lowest possible price.

     (ii) SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the time of this filing there are no commitments, understandings, or agreements with any potential acquisition targets. All of such discussions have been tentative in nature and there can be no assurance that SurgiCare will acquire any center with whom discussions have been conducted. SurgiCare expects that generally the acquisition of another surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies.


FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.


                                                       2000      1999     1998
--------------------------------------------------------------------------------
Revenues, net                                         100.00%   100.00%  100.00%
--------------------------------------------------------------------------------
Expenses
--------------------------------------------------------------------------------
       Total Direct Cost of Services                   38.34%   28.65%   34.16%
--------------------------------------------------------------------------------
General & Administrative Expenses
--------------------------------------------------------------------------------
      Total G & A                                      30.37%   27.19%   30.37%
--------------------------------------------------------------------------------
      Total Expenses                                   66.01%   55.84%   64.53%
--------------------------------------------------------------------------------
      Operating Income                                 33.99%   44.16%   35.47%
--------------------------------------------------------------------------------
Other Income
--------------------------------------------------------------------------------
      Total Other Income                               -1.28%   -0.60%   -1.28%
--------------------------------------------------------------------------------
Earnings Before Federal Income Tax Expense             28.53%   43.55%   34.19%
--------------------------------------------------------------------------------
Federal Income Tax Expense (Benefit)
--------------------------------------------------------------------------------
       Current                                          6.36%    3.93%    0.00%
--------------------------------------------------------------------------------
       Deferred                                         4.12%   12.95%    0.00%
--------------------------------------------------------------------------------
       Net Earnings                                    18.04%   26.68%    34.19%
--------------------------------------------------------------------------------



      RESULTS OF OPERATION

The following table sets forth for the period indicated the number of surgical cases.

                                FACILITY UTILIZATION

                                                             For the
                                                            Year Ended
                                                           December 31,
`
                                                   2000        1999        1998
--------------------------------------------------------------------------------
Number of Cases
--------------------------------------------------------------------------------
     Bellaire                                   2924         2620        1790
-------------------------------------------------------------------------------
     SurgiCare Memorial Village *                680            0           0
--------------------------------------------------------------------------------
Total                                           3604         2620        1790
--------------------------------------------------------------------------------
Total Revenues Generated                 $ 6,040,167   $4,216,660  $2,559,526
--------------------------------------------------------------------------------
Avg. Revenue Generated per Case          $     1,675   $    1,609  $    1,430
--------------------------------------------------------------------------------
Avg. Earnings Before Federal Income
Tax per Case **                          $       478   $      701  $      489
--------------------------------------------------------------------------------

     * Numbers reflect only October, November, and December.

     ** The use of specialty pain management implants in increased numbers for the year ending December 31, 2000 has created the appearance of a lower earnings per procedure. Third party payers have a fixed reimbursement for implants at our cost plus a predetermined percentage multiplier that in all cases is less than our usual profit. Earnings per case appear to drop because of this low profit cap and the high cost of these implants. Implants accounted for 30.55% of the total procedure costs in the three months ending December 31, 2000, and 14.8% for the twelve-month period ending December 31, 2000.

     Management does not consider the use of implants or the associated reduction in earnings per case significant in view of the fact that revenue, earnings and case volume each increased in the twelve-month period ending December 31, 2000.



FISCAL YEAR END 2000 vs. FISCAL YEAR END 1999

     In the twelve months ending December 31, 2000 SurgiCare recorded revenues of $6,040,167 compared to $4,216,660 for the same period in 1999, which represents a 43.24% increase in revenue for the year. This in part due to the acquisitions completed in the 4th quarter of 2000, and in part due to an increased number of cases and specifically revenue generated per case.

     SurgiCare performed 3604 cases in the twelve-month 2000 compared to 2620 cases for the same period in 1999. This represents 37.55% increase in number cases. 11.6% of this increase can be attributed to increased facility utilization, and 25.95% can be attributed to the acquisitions in the 4th quarter of 2000. Revenue per case for the year ending December 31, 2000 increased 4% to $1675 from $1609 for the same period in 1999.

     The pre-tax earnings generated per case decreased from $701 per case for the year ending December 30, 1999, to $478 for the same period in 2000, which represents a 46% decrease. This drop is attributed partially to the increase in General and Administrative expenses as well as the increased surgical expenses caused by the high cost of implant. The utilization of implant for the period increased, due to contractual obligations with third party payers, earnings per procedure utilizing implants are reimbursed at a fixed rate which is lower than normal direct surgical costs, thereby reducing per case earnings.

     General and administrative expenses increased as a percentage of total revenue from 27.19% for the year ending December 31, 1999, to 30.37% for the same period in 2000. Management expects that these costs to continue to increase slightly as the company continues to aggressively pursue its merger and acquisition strategy.

     As a percentage of revenue, total expenses rose from 55.84% for the year ending December 31, 1999, to 66.01% for the same period in 2000. The cause of this increase was in part due to higher advertising, accounting and legal costs, as well as an increase in salaries due to the expansion and acquisitions in the 4th quarter. Management anticipated this small increase as it continues to aggressively advertise for, pursue, and finalize mergers with suitable partners.

     For the year, utilization of the center remained steady. However, expenses associated with the pending mergers, as well as the limited reimbursement on implant procedures, resulted in pre-tax earnings of 28.53% of revenues for the year ending December 31, 2000 vs. 43.55% for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Net cash provided by operating activities were $1.1 million in fiscal 2000. The Company had $(211) thousand of working capital as of December 31, 2000 compared to $640 thousand of working capital as of December 31, 1999. This decrease was due to the acquisitions of both Memorial Village and San Jacinto Surgery Centers. Historically operating income from SurgiCare' centers has provided adequate working capital and the company expects that future operating income will be adequate to fund operations. SurgiCare is also in the process of refinancing the short term portion of the debt that was utilized in the Memorial Village acquisition. SurgiCare is also exploring certain opportunities to convert much of its long-term debt to equity. There can be no assurance that SurgiCare well be successful in its attempts to refinance or convert any portion of its debt.


     The cash portion of these acquisitions was $4.7 million. Net cash provided by financing activities for the year was $3.8 million. Capital expenditures excluding acquisitions increased from $194 thousand through December 31, 1999 to $366 thousand for the same period in 1999. The increase was due in part to the additional equipment required to increase case capacity within specific surgical services, as well as the expenses associated with the addition of the new operative suite. All anticipated capital expenditures, can and will be funded from operating revenues.

     SurgiCare does not foresee any trend or uncertainties that would impact the long-term liquidity of the company. The company does expect to see an increase in liquidity from operations and through the refinancing of certain short term debt to long term debt. The company also anticipates that the majority of future acquisitions will be paid for with the companys common stock.

ITEM 7.  FINANCIAL STATEMENTS TABLE OF CONTENTS


                                 SURGICARE, INC.

                                 Houston, Texas

                          CONSOLIDATED FINANCIAL REPORT


                                December 31, 2000


                                TABLE OF CONTENTS


                                                  Page Number


Independent Auditors' Report .....................  F-1

Consolidated Balance Sheets ......................  F-2

Consolidated Statements of Earnings ..............  F-4

Consolidated Statements of Shareholders' Equity ..  F-5

Consolidated Statements of Cash Flows ............  F-6

Notes to Consolidated Financial Statements .......  F-8

                          Independent Auditors' Report



The Board of Directors
SurgiCare, Inc.
Houston, Texas


     We have audited the accompanying Consolidated Balance Sheets of SurgiCare, Inc. as of December 31, 2000 and 1999, and the related Consolidated Statements of Earnings, Shareholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SurgiCare, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principals generally accepted in the United States of America.





WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
February 23, 2001




                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS



-------------------------------------------------------------------------------
 .......................                                December 31,
------------------------------------------------------------------------------
                                                   2000          1999
------------------------------------------------------------------------------
                ASSETS
------------------------------------------------------------------------------
Current Assets
------------------------------------------------------------------------------
   Cash and cash equivalents ................ $    21,666    $  243,859
------------------------------------------------------------------------------
   Accounts Receivable:
------------------------------------------------------------------------------
   Trade (less allowance for contractual
   adjustments and doubtful accounts of
   $2,274,000 and $1,682,000 at
    December 31, 2000 and 1999, respectively)   3,088,916     1,751,984

------------------------------------------------------------------------------
     Shareholders ...........................     244,500
------------------------------------------------------------------------------
     Other ..................................                    80,849
------------------------------------------------------------------------------
   Inventory ................................     620,150        89,361
------------------------------------------------------------------------------
   Prepaid expenses .........................     120,042        27,175
------------------------------------------------------------------------------
   Other current assets .....................      27,187        21,200
-----------------------------------------------------------------------------
       Total Current Assets .................   4,122,461     2,214,428
------------------------------------------------------------------------------
Property and Equipment
------------------------------------------------------------------------------
   Office furniture and equipment ...........     159,891        40,922
------------------------------------------------------------------------------
   Medical and surgical equipment ...........   2,143,490       660,225
------------------------------------------------------------------------------
   Leasehold improvements ...................     812,064        28,016
------------------------------------------------------------------------------
   Computer equipment .......................      68,628        58,303
------------------------------------------------------------------------------
   Transportation equipment .................      30,142
------------------------------------------------------------------------------
   Construction in progress .................                   117,121
------------------------------------------------------------------------------
                                                3,214,215       904,587
------------------------------------------------------------------------------
   Less:  Accumulated depreciation and amortiz    712,649       487,998
------------------------------------------------------------------------------
                                                2,501,566       416,589
------------------------------------------------------------------------------
Goodwill (net of amortization of $140,626 and
 $5,737 in 2000 and 1999,respectively) ......   7,485,918       166,367
------------------------------------------------------------------------------
Investment in Limited Partnership ...........     331,868
------------------------------------------------------------------------------
Loan Fees (net of amortization of $4,925) ...     157,575
------------------------------------------------------------------------------
                                              $14,599,388    $2,797,384
------------------------------------------------------------------------------

                 See notes to consolidated financial statements.




--------------------------------------------------------------------------------
 .........................                                December 31,
--------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                                     2000          1999
------------------------------------------------------------------------------
                              LIABILITIES
------------------------------------------------------------------------------
Current Liabilities
------------------------------------------------------------------------------
   Short-term debt .......................... $ 2,084,234    $  655,228
------------------------------------------------------------------------------
   Due to San Jacinto .......................     170,000
------------------------------------------------------------------------------
   Accounts payable .........................     494,760       147,685
------------------------------------------------------------------------------
   Accrued expenses .........................     367,201       128,280
------------------------------------------------------------------------------
   Federal income tax payable ...............     422,441        95,637
------------------------------------------------------------------------------
   Deferred federal income tax ..............     795,000       546,000
------------------------------------------------------------------------------
       Total Current Liabilities ............   4,333,636     1,572,830
------------------------------------------------------------------------------
Long-Term Capital Lease Obligations .........      38,383        49,544
------------------------------------------------------------------------------
Long-Term Debt ..............................   4,556,894
------------------------------------------------------------------------------
Minority Interest in Partnership ............     202,600
------------------------------------------------------------------------------
                                                9,131,513     1,622,374
------------------------------------------------------------------------------
                         SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------
Preferred Stock, Series A, par value $.001,
 1,650,000 authorized,1,450,000 issued and
 outstanding at December 31, 2000, and 1,400,000
 issued and outstanding at December 31, 1999,
 redemption and liquidation value $7,250,000        1,450         1,400
-----------------------------------------------------------------------------
Common Stock, par value $.005, 50,000,000
 shares authorized, 13,954,320 issued and
 outstanding at December 31, 2000, and
 12,596,657 issued and outstanding at
 December 31, 1999 ..........................      69,771        62,983
------------------------------------------------------------------------------
Additional Paid-In Capital ..................   4,710,907       900,245
------------------------------------------------------------------------------
Retained Earnings ...........................     693,997       237,882
------------------------------------------------------------------------------
Less:  Shareholder receivables ..............      (8,250)      (27,500)
------------------------------------------------------------------------------
                                                5,467,875     1,175,010
------------------------------------------------------------------------------
                                              $14,599,388    $2,797,384
------------------------------------------------------------------------------

                                 SURGICARE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS



--------------------------------------------------------------------------------
  ...........................................          For the Year Ended
  ...........................................             December 31,
------------------------------------------------------------------------------
                                                     2000          1999
------------------------------------------------------------------------------
Revenues, net ............................... $ 6,040,167    $4,216,660
------------------------------------------------------------------------------
Direct Cost of Revenues:
------------------------------------------------------------------------------
   Surgical costs ...........................   1,404,078       654,727
------------------------------------------------------------------------------
   Clinical salaries and benefits ...........     600,933       389,722
------------------------------------------------------------------------------
   Other ....................................     310,848       163,554
------------------------------------------------------------------------------
                                                2,315,859     1,208,003
------------------------------------------------------------------------------


------------------------------------------------------------------------------
General and Administrative Expenses:
------------------------------------------------------------------------------
   Salaries and benefits ....................     404,779       202,458
------------------------------------------------------------------------------
   Management and affiliation fees ..........      81,358       206,335
------------------------------------------------------------------------------
   Management company termination fee .......                   164,333
------------------------------------------------------------------------------
   Rent .....................................     224,670       180,693
------------------------------------------------------------------------------
   Depreciation .............................     364,465       141,884
------------------------------------------------------------------------------
   Professional fees ........................     197,774        48,771
------------------------------------------------------------------------------
   Taxes ....................................      99,489        73,958
------------------------------------------------------------------------------
   Other ....................................     298,811       128,248
------------------------------------------------------------------------------
                                                1,671,346     1,146,680
------------------------------------------------------------------------------
                                                3,987,205     2,354,683
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Operating Income ............................   2,052,962     1,861,977
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Other Income (Expense)
------------------------------------------------------------------------------
   Gain on sale of property and equipment ...                    12,025
------------------------------------------------------------------------------
   Miscellaneous income .....................       2,259        12,433
------------------------------------------------------------------------------
   Equity in earnings of limited partnership       11,868
------------------------------------------------------------------------------
   Interest expense .........................    (215,532)      (49,915)
------------------------------------------------------------------------------
                                                 (201,405)      (25,457)
------------------------------------------------------------------------------
Earnings Before Minority Interest and
Federal Income Tax Expense
                                                1,851,557     1,836,520
------------------------------------------------------------------------------
Minority Interest in Earnings of Partnership    (128,138)
------------------------------------------------------------------------------
Earnings Before Federal Income Tax Expense ..   1,723,419     1,836,520
------------------------------------------------------------------------------
Federal Income Tax Expense
------------------------------------------------------------------------------
   Current ..................................  384,304       165,637
------------------------------------------------------------------------------
   Deferred .................................  249,000       546,000
------------------------------------------------------------------------------
                                               633,304       711,637
------------------------------------------------------------------------------
Net Earnings ..............................$ 1,090,115    $1,124,883
------------------------------------------------------------------------------
Net earnings per share (proforma
in 1999) - basic and diluted
                                          $       .04    $      .08
------------------------------------------------------------------------------



                 See notes to consolidated financial statements.


                                 SURGICARE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999


                                        $.10 Par Value    $.005 Par Value  Additional
                        Preferred Stock   Common Stock      Common Stock    Paid-in   Retained Treasury Stock Share-      Total
                                                                            Capital   Earnings                holder      Equity
---------------------- ---------- ----- --------- ----- ----------- -------                     ----- ------ Receivable
                         Shares    Amnt  Shares   Amnt    Shares      Amnt                     Shares  Amnt
---------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- --------- -------------
Balance -
December 31, 1998                        1,400   $ 140                     $32,610  $ 765,794 (150)$(54,750)$(48,750)   $   695,044
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Dividends to
shareholders                                                                        (599,000)                              (599,000)
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Sale of Treasury
stock                                                                       8,500               100 36,500    (45,000)
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Cancellation of
Treasury stock                              (50)   (5)                    (18,245)              50   18,250
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Stock issued for
termination of
management                                              1,095,556  $5,478  158,855                                           164,333
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Net earnings
- January 1,1999
to June 30, 1999                                                                     561,001                                561,001
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Capitalization of S
corporation earnings                                                       727,795  (727,795)
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Contributions by
shareholders                                                                27,000                                            27,000
--------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Shares exchanged in
reverse acquisition   1,350,000 $1,350  (1,350) (135) 11,501,101   57,505  (58,720)
-------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Sale of preferred
 stock                  50,000   50                                        22,450                            (22,500)
------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Dividends paid to
preferred
shareholders                                                                       (326,000)                             (326,000)
------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Collections on
shareholder
receivables                                                                                                   88,750        88,750
------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Net earnings -
July 1, 1999
to December 31, 1999                                                               563,882                                563,882
------------------- ---------- ----- --------- ----- ----------- ------- ------- ---------- ----- ------- ---------- -------------
Balance -
December 31, 1999    1,400,000 1,400                  12,596,657  62,983  900,245  237,882                  (27,500)     1,175,010
------------------- ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------- ---------- -------------
Sale of preferred
stock                50,000    50                                         22,450                             (15,000)         7,500
------------------ ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------- ---------- -------------
Collections on
 shareholder                                                                                                   34,250         34,250
 receivables
------------------- ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------- ---------- -------------
Acquisition of
Memorial Village                                        1,357,663  6,788 3,713,212                                         3,720,000
-------------------- ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------ ---------- -------------
Dividends paid to
preferred
shareholders                                                                       (634,000)                              (634,000)
------------------- ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------- ---------- -------------
Issuance of warrants                                                      75,000                                             75,000
------------------- ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------- ---------- -------------
Net earnings                                                                        1,090,115                              1,090,115
------------------- ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------- ---------- -------------
Balance
December 31, 2000   1,450,000  $1,450                 13,954,320 $69,771 $4,710,907 $ 693,997                $ (8,250)   $ 5,467,875
------------------- ---------- ----- --------- ----- ----------- ------- --------- ---------- ----- ------- ---------- -------------




                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



-------------------------------------------------------------------------------
  ...........................................         For the Year Ended
  ...........................................             December 31,
------------------------------------------------------------------------------
                                                     2000          1999
------------------------------------------------------------------------------
Cash Flows From Operating Activities
------------------------------------------------------------------------------
   Net earnings ............................. $ 1,090,115    $1,124,883
------------------------------------------------------------------------------
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
------------------------------------------------------------------------------
       Equity in earnings of limited partnersh    (11,868)
------------------------------------------------------------------------------
       Minority interest in earnings of
       partnership ..........................     128,138
------------------------------------------------------------------------------
       Depreciation and amortization ........     364,465       141,884
------------------------------------------------------------------------------
       Gain on sale of property and equipment                   (12,025)
------------------------------------------------------------------------------
       Deferred federal income tax ..........     249,000       546,000
------------------------------------------------------------------------------
       Management company termination fee ...                   164,333
------------------------------------------------------------------------------
       (Increase) Decrease in:
------------------------------------------------------------------------------
         Accounts receivable ................    (792,190)     (828,552)
------------------------------------------------------------------------------
         Inventory ..........................    (165,792)      (41,374)
------------------------------------------------------------------------------
         Prepaid expenses ...................     (77,351)         (965)
------------------------------------------------------------------------------
         Other current assets ...............      12,988       (15,338)
------------------------------------------------------------------------------
       Increase (Decrease) in:
------------------------------------------------------------------------------
         Accounts payable ...................    (223,567)      109,859
------------------------------------------------------------------------------
         Federal income tax payable .........     326,804        95,637
------------------------------------------------------------------------------
         Accrued expenses ...................     238,921        78,469
------------------------------------------------------------------------------
       Net Cash Provided by Operating Activiti  1,139,663     1,362,811
------------------------------------------------------------------------------
Cash Flows From Investing Activities
------------------------------------------------------------------------------
   Purchase of Memorial Village .............  (4,515,056)
------------------------------------------------------------------------------
   Capital expenditures .....................    (366,017)     (193,872)
------------------------------------------------------------------------------
   Advance to shareholders ..................    (244,500)
------------------------------------------------------------------------------
   Collection (Advance) on other receivable .      80,849       (80,849)
------------------------------------------------------------------------------
   Proceeds from sale of property and equipmen                    12,428
------------------------------------------------------------------------------
   Acquisition of SurgiCare, Inc. ...........                   (172,104)
------------------------------------------------------------------------------
   Investment in San Jacinto ................    (150,000)
------------------------------------------------------------------------------
       Net Cash Used in Investing Activities   (5,194,724)     (434,397)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Cash Flows From Financing Activities
------------------------------------------------------------------------------
   Borrowings on debt .......................   5,953,617       336,000
------------------------------------------------------------------------------
   Payments on debt .........................  (1,398,114)     (247,514)
------------------------------------------------------------------------------
   Principal payments on capital lease ......     (42,885)      (20,840)
------------------------------------------------------------------------------
   Collections on shareholder receivable ....      34,250        88,750
------------------------------------------------------------------------------
   Contributions by shareholders ............                    27,000
------------------------------------------------------------------------------
   Dividends paid to preferred shareholders .    (634,000)     (326,000)
------------------------------------------------------------------------------
   Distributions to shareholders ............                  (599,000)
------------------------------------------------------------------------------
   Sale of preferred stock ..................       7,500
------------------------------------------------------------------------------
   Proceeds from issuance of warrants .......      75,000
------------------------------------------------------------------------------
   Loan fees ................................    (162,500)
------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing
       Activities
                                                3,832,868      (741,604)
------------------------------------------------------------------------------

                See notes to consolidated financial statements.







--------------------------------------------------------------------------------
  ...........................................         For the Year Ended
  ...........................................             December 31,
------------------------------------------------------------------------------
                                                     2000          1999
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents ...........................    (222,193)      186,810
------------------------------------------------------------------------------
Cash and Cash Equivalents - Beginning of Perio    243,859        57,049
------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period ... $    21,666    $  243,859
------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
------------------------------------------------------------------------------
   Interest paid ............................ $   245,764    $   49,915
------------------------------------------------------------------------------
   Taxes paid ............................... $    57,500    $   70,000
------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing
and Financing Activities
------------------------------------------------------------------------------
   Investment in San Jacinto ................ $   170,000
------------------------------------------------------------------------------
   Notes receivable from sale of Treasury stoc$                  45,000
------------------------------------------------------------------------------
   Notes receivable from sale of Preferred sto$                  22,500
------------------------------------------------------------------------------
   Cancellation of Treasury stock ...........               $    18,250
------------------------------------------------------------------------------
   Capital lease for medical equipment ......               $    76,971

------------------------------------------------------------------------------
During 2000, the Company acquired the following
assets of Memorial Village Surgery Center, L P.:
------------------------------------------------------------------------------
   Accounts receivable ...................... $   544,742
------------------------------------------------------------------------------
   Inventory ................................     364,997
------------------------------------------------------------------------------
   Prepaid expenses .........................      15,516
------------------------------------------------------------------------------
   Property and equipment ...................   1,943,611
------------------------------------------------------------------------------
   Goodwill .................................   7,454,440
------------------------------------------------------------------------------
   Other current assets .....................      18,975
------------------------------------------------------------------------------
   Accounts payable .........................    (570,642)
------------------------------------------------------------------------------
   Capital leases ...........................     (89,643)
------------------------------------------------------------------------------
   Debt .....................................  (1,372,478)
------------------------------------------------------------------------------
   Stock issued .............................  (3,720,000)
------------------------------------------------------------------------------
   Minority interest in net assets ..........     (74,462)
------------------------------------------------------------------------------
       Net cash paid ........................ $ 4,515,056
------------------------------------------------------------------------------

                                 SURGICARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note 1 - Accounting Policies

     SurgiCare, Inc. (the Company) maintains its accounts on the accrual method of accounting in accordance with accounting principals generally accepted in the United States of America. Accounting principals followed by the Company and the methods of applying those principals which materially affect the determination of financial position, results of operations and cash flows are summarized below:

   Description of Business

     Bellaire SurgiCare, Inc. (Bellaire) was formed in January, 1995 as a Texas corporation to operate a day surgery center in Houston, Texas. Effective July 1, 1999, Bellaire acquired SurgiCare, Inc. (formerly Technical Coatings, Inc.) in a reverse acquisition. Bellaire SurgiCare, Inc. is now a wholly-owned subsidiary of SurgiCare, Inc.

     In September, 2000, Town & Country SurgiCare, Inc. was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Town & Country SurgiCare, Inc. is a 60% general partner in Healthfirst Memorial Village Surgery, L.P., which operates a day surgery center in Houston, Texas.

     In October, 2000, Baytown SurgiCare, Inc. was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Baytown SurgiCare, Inc. is a 10% general partner of San Jacinto Surgery Center, Ltd., which operates a day surgery center in Baytown, Texas.

   principals of Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bellaire SurgiCare, Inc., Town & Country SurgiCare, Inc. and Baytown SurgiCare, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


   Inventory

     Inventory consists of medical and pharmaceutical supplies which are stated at the lower of cost or market. Cost is determined under the first-in, first-out method.

   Property and Equipment

     Property and equipment are presented at cost. Medical and surgical equipment, of approximately $111,329, under capital lease is recorded at the present value of future minimum lease payments. Depreciation and amortization are computed at rates considered sufficient to amortize the cost of the assets, using the straight-line method over their estimated useful lives as follows:

             Office furniture and equipment                        7  years
             Medical and surgical equipment                        5  years
             Leasehold improvements                          5  - 10  years
             Computer equipment                                    5  years
             Transportation equipment                              5  years

   Investment in Limited Partnership

     The Company has a 10% general partnership interest in San Jacinto Surgery Center, Ltd., a Texas Limited partnership. The investment is accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

   Goodwill

     Goodwill arises from the acquisition of assets at an amount in excess of their fair market value. Amortization is computed by the straight-line method over 15 years.

   Loan Fees

     Fees paid in connection with obtaining debt financing are being amortized over 5.5 years, the term of the loan.

   Federal Income Taxes

     Prior to July 1, 1999, the Company had elected to be taxed as an S corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the shareholders for federal income tax purposes and no provision had been made for federal income taxes.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


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

   Use of Estimates

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Acquisitions

     Effective October 1, 2000, the Company acquired from Memorial Village Surgery Center, L.P. (MVSC) an undivided 60% interest in the assets and assumed liabilities of a surgery center in Houston, Texas, in a transaction accounted for as a purchase.

     The purchase price of $8,235,056 consisted of $4,423,711 in cash, 1,357,663 shares of SurgiCare, Inc. common stock valued at $3,720,000, and acquisition costs of $91,345, including legal and accounting fees. The excess of cost over the fair market value of the assets has been allocated to goodwill.

     Effective October 5, 2000, the Company acquired a 10% general partnership interest in San Jacinto Surgery Center, Ltd. (San Jacinto) for $150,000 in cash and a payable of $170,000.

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

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


Note 3 - Earnings Per Share

     Earnings per share represent net earnings (after a pro forma provision for income taxes in 1999 as if the Company had been subject to federal and state income taxation as a C corporation since inception) available to common shareholders divided by the weighted average number of common shares outstanding during the period. (Pro forma weighted average shares in 1999 were calculated giving effect to the 7,304 to 1 exchange of SurgiCare common stock for Bellaire common stock, as if the reverse acquisition had occurred at the beginning of each period presented.) The conversion of preferred stock to common stock is anti-dilutive.

  ...........................................        For the Year Ended
  ...........................................           December 31,
                                                     2000          1999
------------------------------------------------------------------------------
  ...........................................    (proforma - unaudited)
------------------------------------------------------------------------------
Earnings Per Share:
------------------------------------------------------------------------------
   Earnings before federal income tax expense $ 1,723,419    $1,836,520
------------------------------------------------------------------------------
   Federal income tax .......................     633,304       624,417
------------------------------------------------------------------------------
   Net earnings .............................   1,090,115     1,212,103
------------------------------------------------------------------------------
   Less: Preferred dividends ................     634,000       326,000
------------------------------------------------------------------------------
   Net earnings available for common sharehold$   456,115    $  886,103
------------------------------------------------------------------------------
   Weighted average shares outstanding ......  12,860,029    11,755,422
------------------------------------------------------------------------------
   Net earnings per share - basic and diluted $       .04    $      .08
------------------------------------------------------------------------------


Note 4 - Debt
--------------------------------------------------------------------------------
    ...........................................        December 31,
                                                     2000          1999
------------------------------------------------------------------------------
Short-Term Debt:
------------------------------------------------------------------------------
Current portion of capital lease obligations  $    79,383    $   21,464
------------------------------------------------------------------------------
Current maturities of long-term debt ........   1,651,711       633,764
------------------------------------------------------------------------------
$400,000 revolving line-of-credit with a bank,
secured by accountsreceivable, bearing interest
at the prime rate, monthly payments of
interest due until maturity in April, 2001 ..     353,140
------------------------------------------------------------------------------
                                              $ 2,084,234    $  655,228
------------------------------------------------------------------------------

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


-------------------------------------------------------------------------------
  ...........................................          December 31,
------------------------------------------------------------------------------
                                                     2000          1999
------------------------------------------------------------------------------
Long-Term Debt:
------------------------------------------------------------------------------
$3,750,000 Note payable to a financial
 institution, secured by all assets of
 the Company, interest imputed at 11.5%,
 interest only due monthly through April,
 2001, monthly installments of principal
 and interest of $81,068, due April, 2006 ... $ 3,675,000
------------------------------------------------------------------------------
12% Note payable to a financial institution,
secured by all assets of the Company, interest
 only until maturity in April, 2001 .........     750,000
------------------------------------------------------------------------------
$1,000,000 revolving line-of-credit with a
financial institution,secured by all the
 assets of the Company, interest at the prime
 rate plus 2%, matures October, 2002 ........     731,359
------------------------------------------------------------------------------
11.5% Note payable to a financial institution,
secured by inventory and equipment, due in
monthly installments of $44,482 including
interest, maturing November, 2002
                                                 921,291
------------------------------------------------------------------------------
9.5% Note payable to a financial institution,
secured by inventory and equipment, due in
monthly installments of $3,280 including interest,
maturing November, 2002
                                                   68,727
------------------------------------------------------------------------------
11.1% Note payable to a financial institution,
secured by inventory and equipment, due in
monthly installments of $1,739 including
interest, maturing November, 2002
                                                   36,154
------------------------------------------------------------------------------
9.5% Note payable to a bank, secured by an
automobile, due on demand or in monthly
installments of principal and interest
of $691 until September, 2004
                                                   26,073
------------------------------------------------------------------------------
Note payable bearing interest at the prime rate,
secured by furniture, equipment and intangibles,
guaranteed by the shareholders, payable
on demand or in monthly installments of
principal and interest of $13,398 through
March, 2002, repaid in 2000
                                                                329,202
------------------------------------------------------------------------------
Note payable bearing interest at the prime rate,
secured by furniture,equipment and intangibles,
guaranteed by the shareholders, payable
on demand or in monthly installments of principal
of $5,667, plus interest, due June 8, 2001,
repaid in 2000
                                                                102,000
------------------------------------------------------------------------------

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


------------------------------------------------------------------------------

Note payable, bearing interest at prime
rate, guaranteed by the shareholders,
payable on demand or in monthly installments of
principal of $5,500 plus interest, due January 1,
2003, repaid in  2000                                           200,000
------------------------------------------------------------------------------
Other .......................................       2,562
------------------------------------------------------------------------------
                                                6,208,605       633,764
------------------------------------------------------------------------------
Less: Current maturities ....................   1,651,711       633,764
------------------------------------------------------------------------------
                                              $ 4,556,894     $
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Long-term debt is payable in the future as follows:

---------------------------------------------------------
                              For the Year Ending
                              December 31,
---------------------------------------------------------
 2001                            $1,651,711
---------------------------------------------------------
 2002                             1,874,357
---------------------------------------------------------
 2003                               700,199
---------------------------------------------------------
 2004                               785,193
---------------------------------------------------------
 2005                               880,504
---------------------------------------------------------
 Thereafter                         316,641
---------------------------------------------------------

                            $     6,208,605
---------------------------------------------------------


     The loan agreement relating to the notes payable to a financial institution contains requirements for maintenance of defined minimum financial ratios. The Company is in compliance with all such provisions as of December 31, 2000, or has obtained waivers for non-compliance.

Note 5 - Operating Leases

     The Company leases its treatment facilities under operating leases which expire in 2003 and 2006. The leases provide for annual operating expense increases. Base rental payments under this lease agreement are as follows:

---------- ----------------------------------  --------------------
                   For the Year Ending
                      December 31,
---------- ----------------------------------  --------------------
                          2001                 $           454,093
---------- ----------------------------------  --------------------
                          2002                             459,459
---------- ----------------------------------  --------------------
                          2003                             349,059
---------- ----------------------------------  --------------------
                          2004                             270,201
---------- ----------------------------------  --------------------
                          2005                             270,201
---------- ----------------------------------  --------------------
                       Thereafter                           72,442
---------- ----------------------------------  --------------------

                                               $         1,875,455
---------- ----------------------------------  --------------------

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


Note 6 - Long-Term Capital Leases

     The Company leases certain equipment from third parties. The leases expire through 2003. The stockholders have guaranteed the leases.

     The following is a schedule of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2000:

 ------------------------------------------------ -------- --------------------
                            For the Year Ending December 31,
  ------------------------------------------------ -------- --------------------
                       2001                                $           88,831
  ------------------------------------------------ -------- --------------------
                       2002                                            38,362
  ------------------------------------------------ -------- --------------------
                       2003                                             1,316
  ------------------------------------------------ -------- --------------------
                                                                      128,509
 ------------------------------------------------ -------- --------------------
  --------------------------------------------------------- --------------------
 Less: Amount representing interest                                   (10,743)
  --------------------------------------------------------- --------------------
 Present value of minimum lease payments                              117,766
  ------------------------------------------------ -------- --------------------
 Less: Current obligations                                             79,383
  --------------------------------------------------------- --------------------
 Long-term obligations under capital lease                 $           38,383
 ------------------- ------------------------------------------------ --------

Note 7 - Management and Affiliation Fees

     The Company had an agreement with a third party management company to manage the operations of the treatment facility. Under the contract, the Company was required to pay 5% of net monthly collected revenues and 10% of the amount distributed to shareholders. Management fee expense under this contract was $168,969 in 1999. This agreement was terminated effective July 1, 1999 concurrent with the reverse acquisition. The Company issued 1,095,556 shares of $.005 par value common stock valued at $164,333 in connection with this transaction.

     After the termination of the management agreement, Bellaire SurgiCare, Inc. signed an affiliation agreement with the same company. The affiliation agreement permits the Company to utilize regulatory approved clinical and administrative policies and procedures, managed care contract assistance and access to national purchasing contracts. Bellaire SurgiCare, Inc. pays 2% of cash collections for these services. The Company expensed $81,358 and $37,366 under this new agreement in 2000 and 1999, respectively.

     The Company has contracted with affiliated outpatient surgical centers to manage the operation of the treatment facilities. Under the contracts, the Company receives fees ranging from 2% to 5% of revenues collected by the facilities under contract. During 2000, the Company recorded fees in the amount of $19,391 from San Jacinto Surgery Center, Ltd. All other intercompany management fees have been eliminated in consolidation.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


Note 8 - Related Party Transactions

     As of December 31, 2000 and 1999, the Company had non-interest-bearing receivables from shareholders of $8,250 and $27,500, respectively, for the purchase of stock.

     As of December 31, 2000, the Company had other non-interest-bearing receivables from shareholders of $244,500.

     As of December 31, 2000, the Company had a payable of $170,000 due to San Jacinto for the purchase of a 10% general partnership interest. In addition, the Company had a receivable from San Jacinto of $7,107 for management fees.

See Footnote 7 for a description of the management fees paid to a shareholder.

Note 9 - Federal Income Taxes

     Prior to July 1, 1999, the Company had elected to be taxed as an S corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the shareholders. Effective July 1, 1999, the Company's Subchapter S status was terminated and, as a result of such change in status, the Company established a deferred tax liability of $429,000. The remaining retained earnings of $727,795 at July-1, 1999 were transferred to additional paid-in capital.

     The following is a reconciliation of federal income taxes computed at the statutory rate with income taxes recorded in the Consolidated Statements of Earnings for the years ended December 31, 2000 and 1999:

------------------------------------------------------------------------------
                                                     2000          1999
------------------------------------------------------------------------------
Federal income tax expense at statutory rate  $   585,962    $  624,417
------------------------------------------------------------------------------
S corporation earnings ......................                  (341,700)
------------------------------------------------------------------------------
Deferred taxes provided for change in tax stat                  429,000
------------------------------------------------------------------------------
Other .......................................      47,342           (80)
------------------------------------------------------------------------------
                                              $   633,304    $  711,637

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


     The components of the deferred tax asset and tax liabilities as of December 31, 2000 and 1999, are as follows:

                                                     2000          1999
Deferred tax asset:
------------------------------------------------------------------------------
   Franchise tax accrual .................... $    19,000
------------------------------------------------------------------------------
                                                   19,000
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Deferred tax liabilities:
------------------------------------------------------------------------------
   Investment in Memorial Village Surgery Cent$   (18,000)
------------------------------------------------------------------------------
   Accrual to cash conversion ...............    (791,000)   $ (546,000)
------------------------------------------------------------------------------
   Accumulated depreciation .................      (5,000)
------------------------------------------------------------------------------
                                                 (814,000)     (546,000)
------------------------------------------------------------------------------
       Net deferred tax liability ........... $  (795,000)   $ (546,000)

Note 10 - Preferred Stock

     The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share. The stock also has a liquidation preference of $5 per share. The Series A preferred stock accrues dividends at a rate of $.48 per share per annum which are payable, in arrears, on the first day of the month. Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held. Effective December, 2000, the dividends on the preferred stock were suspended.

Note 11 - Warrants

     In connection with the issuance of debt, warrants to purchase 200,000 shares of common stock at $3.00 were issued to a lender. The warrants are exercisable through April, 2007, and were valued at $75,000.






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         On June 15, 1999, TCI retained Philip H. Salchli, Certified Public Accountant, to serve as its independent accountant. Philip H. Salchli is a member of the SEC Practice Section of the AICPA. Mr. Salchli performed an independent audit for both 1997 and 1998. The audit opinion was issued with no qualification or modifications. On May 28, 1999, Bellaire retained Weinstein Spira & Company, Certified Public Accountants, to serve as its independent accountants. Weinstein Spira & Company, P.C. is also a member of the SEC Practice Section of the AICPA. Weinstein Spira and Company performed an independent audit for Bellaire, for both 1997 and 1998.

     After the completion of the reverse merger in July 1999, Weinstein Spira & Company was retained as the principal independent public accountants for both SurgiCare and Bellaire. To the best of the knowledge of SurgiCare's current management, there have been no disagreements between SurgiCare and either of its current or former accountants during the last two years over any accounting policy or practice.

PART III
ITEM     9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

 SurgiCare's Directors and Executive Officers are as follows:

Name /Address ...........              Position               Age

David Blumfield .........    President and Chief Executive
                                        Officer
                                        Director              42
------------------------- ----------------------------------- --
Jeffery Penso ...........           Vice-President            45

------------------------- ----------------------------------- --
Sherman Nagler ..........              Secretary              45

------------------------- ----------------------------------- --
Son Nguyen    ...........              Treasurer              45

------------------------- ----------------------------------- --
Charles S. Cohen ........       Chief Operating Officer       39
------------------------- ----------------------------------- --
Bruce Miller                           Director               52
------------------------- ----------------------------------- --
Michael Mineo ...........              Director               57
------------------------- ----------------------------------- --
William Bradbury                       Director               50
------------------------- ----------------------------------- --
Joe "Buddy" Huffmyer                   Director               56
------------------------- ----------------------------------- --


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

     Dr. Bruce Miller, D.P.M. has been in private practice for 25 years. He received his undergraduate degree in 1969 at Temple University and then attended the Pennsylvania College of Podiatric Medicine He has been a Diplomat of the American Board of Podiatric Surgery since 1986.

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

     Dr. William Bradbury, D.P.M. has been in private practice for 23 years. He received his undergraduate degree in 1977 at University of Houston and then attended the California College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1986.

     Dr. Joe "Buddy" Huffmyer, D.P.M. is a practicing podiatrist and has been President and CEO of Surgery Centers of America II, L.L.C. (SCOA2) since 1994. Dr. Huffmyer graduated from the Ohio College of Podiatric Medicine in 1974 and has been board certified since 1979. He currently practices at his clinic, Oklahoma Foot and Ankle Clinic, in Edmond, Oklahoma.

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

            Name           Principal Position          Year         Annual
                                                                 Compensation
-------------------------- ------------------------- --------- -----------------
       David Blumfield        President and CEO         2000   $     24,000
-------------------------- ------------------------- --------- -----------------
                                                        1999   $     24,000
-------------------------- ------------------------- --------- -----------------
        Charles Cohen         Chief Operating Officer   2000   $     75,000
-------------------------- ------------------------- --------- -----------------
                                                        1999   $     75,000
-------------------------- ------------------------- --------- -----------------
                                                        1998   $     50,000
-------------------------- ------------------------- --------- -----------------

Except as set fourth in the table, no compensation has been rewarded to, earned by or paid to any of the Covered Executives and required to be reported in the table for any of the last three fiscal year. Item 11. Directors, Executive Officers, Promoters, and Control Persons; COMPLIANCE With 16(a) of the Exchange Act.

     The following table sets forth information, to the best knowledge of SurgiCare as of March 28, 2001, with respect to each person known by SurgiCare to own beneficially more than 5% of any class of SurgiCare's outstanding common stock.


Title of Class ....Name and address of   Amount and nature of   Percent of Class
                    Beneficial Owner ...  Beneficial Ownership

Common Stock ....... SCOA                    1,095,556                   7.851%
                     1930 S. Bryant
                     Edmond, OK 73013

Common Stock ....... David Blumfield         817,248                     5.857%
Series A Preferred . 7400 Fannin # 1100      100,000 (b)                 7.142%
                     Houston, TX 77056

Common Stock ....... Sherman Nagler          807,944                     5.790%
Series A Preferred . 1200 Binz               100,000 (b)                 7.142%
                     Houston, TX 77004

Common Stock ....... William Bradbury        804,444                     5.765%
Series A Preferred . 7400 Fannin #1100       100,000 (b)                 7.142%
                     Houston, TX 77056

Common Stock ....... Robert Parker           819,042                     5.869%
Series A Preferred . 14441 Memorial #16      100,000 (b)                 7.142%
                     Houston, TX 77079

Common Stock ....... Jeffery Penso           804,444                     5.765%
Series A Preferred . 11006 Westheimer        100,000 (b)                 7.142%
                     Houston, TX 77042

Common Stock ....... Gregory Mangum          804,444                     5.765%
Series A Preferred . 4754 Beechnut           100,000 (b)                 7.142%
                     Houston, TX 77096

Common Stock ....... Jeffrey Ross            804,444                     5.765%
Series A Preferred . 6624 Fannin #2450       100,000 (b)                 7.142%
                     Houston, TX 77030

Common Stock ....... Michael Mineo           811,743                     5.817%
Series A Preferred . 6699 Chimney Rock       100,000 (b)                 7.142%
                     Houston, TX 77081

Common Stock ....... Bruce Miller            808,444                     5.793%
Series A Preferred . 13737 S.W. Freeway      100,000 (b)                 7.142%
                     Sugarland, TX 77478

Common Stock ....... Brian Zale              804,444                     5.765%
Series A Preferred . 11320 S. Post Oak #1    100,000 (b)                 7.142%
                     Houston, TX 77035

Common Stock ....... Son Nguyen              804,444                     5.765%
Series A Preferred . 1120-A Dennis           100,000 (b)                 7.142%
                     Houston, TX 77004

Common Stock ....... Long Nguyen             804,444                     5.765%
Series A Preferred . 4007 Bellaire #FF       100,000 (b)                 7.142%
                     Houston, TX 77025

Common Stock ....... Larry Likover           862,838                     6.183%
Series A Preferred . 902 Frostwood #902      100,000 (b)                 7.142%
                     Houston, TX

Common Stock ....... Shirley Browne          402,222                     2.882%
Series A Preferred . P.O. Box 247            100,000 (b)                 7.142%
                     Richmond, TX 77406


a. As of March 28, 2001, 13,954,320 shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial.

b. As of March 28,2001, 1,400,000 shares of Series A Preferred were issued and outstanding. Unless otherwise noted, the security ownership of such Series A Preferred disclosed in the table is of record and beneficial.

    Security ownership of management.

     The following table sets forth information, to the best knowledge of SurgiCare as of march 28, 2001, with respect to the beneficial ownership of each officer and director, and all directors and executive officers as a group.


Title of Class ....Name and address of  Amount and nature of   Percent of Class
                    Beneficial Owner ...Beneficial Ownership (a)
Common Stock .......David Blumfield        817,248                  5.857%
Series A Preferred .7400 Fannin #1100      100,000 (b)              7.142%
                    Houston, TX 7705

Common Stock .......Jeffery Penso          804,449                  5.675%
Series A Preferred .11006 Westheimer       100,000 (b)              7.142%
                    Houston, TX 77042

Common Stock .......Sherman Nagler         807,944                  5.790%
Series A Preferred .1200 Binz              100,000 (b)              7.142%
                    Houston, TX 77004

Common Stock .......Michael Mineo          811,743                  5.817%
Series A Preferred .6699 Chimney Rock      100,000 (b)              7.142%
                    Houston, TX 77081

Common Stock .......Charles S. Cohen        32,500                  0.237%
                    5947 Bankside
                    Houston, TX 77096

Common Stock ...... Son Nguyen              804,444                 5.675%
Series A Preferred  1120-A Dennis           100,000 (b)             7.142%
                    Houston, TX 77004

Common Stock ...... Bruce Miller           808,444                  5.793%
Series A Preferred  13737 S.W. Freeway     100,000(b)               7.142%
                    Sugarland, TX 77478

Common Stock ...... William Bradbury       804,444                  5.765%
Series A Preferred  7400 Fannin #1100      100,000 (b)              7.142%
                    Houston, TX 77056

Common Stock ....... Dr. Joe Huffmyer     1,095,556                7.851%
                     SCOA II
                     1930 S. Bryant
                     Edmond, OK 73013

All officers and directors              5,978,328 (a)              42.84%
(nine persons).....


a. As of March 28,2001, 13,954,320 shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial.

b. As of March 28, 2001, 1,400,000 shares of Series A Preferred were issued and outstanding. Unless otherwise noted, the security ownership of such Series A Preferred disclosed in the table is of record and beneficial.

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

     Based solely on SurgiCare's review of the copies of such forms received by SurgiCare, SurgiCare believes that during the year ended December 31,2000 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with except.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2000, the Company was considering a proposed contractual relationship with its founding physicians, all of whom are beneficial owners of 5% or more of the Company's common stock, whereby the physicians would be retained as an independent group to oversee the activities of the physician staffed medical executive committees of each of SurgiCare's surgery centers. While the respective medical executive committees determine medical policy at their individual centers, the Company believes that it will strengthen the Company's general supervision and coordination of activities and the delivery of medical services at its centers to have a centralized non-employee group of physicians review the activities of each of the centers' medical executive committees and periodically report to the SurgiCare Board of Directors. The Company expects that the compensation to be paid to the physician group for its services will be approximately $60,000 per month.

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

     In determining the amount and character of the consideration to be paid by SurgiCare for the Bellaire stock, the boards of directors of both SurgiCare and Bellaire considered numerous factors, including the then inactive status of SurgiCare and prior officers that Bellaire had received for the acquisition of Bellaire by others.

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

PART III

ITEM13. EXHIBITS AND REPORTS ON FORM 10K
        --------------------------------
(A) EXHIBITS
EXHIBIT                                              DESCRIPTION
NUMBER
 3.1 *Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
 3.2 *Articles of Incorporation of Bellaire SurgiCare, Inc.
 3.3 *By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.)
 3.4 *By-Laws of Bellaire SurgiCare, Inc.
  4  *Certificate of Designation, Powers, Preferences and Rights of Series A
      Redeemable
10.1 *Agreement, dated July 29,  1999, between SurgiCare, Inc. and
      Surgery Centers of America
10.2 *Letter agreement with SCOA
10.3  Letter of Intent between dated March   , 2001
10.4  Common Stock Prurchase Warrant date October 20, 2000.
  21 *List of Subsidiaries of SurgiCare, Inc.
  27 *Financial Data Schedule

 Incorporated herein by reference to the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000.


        (B) Reports on Form 8-K

     At of December 31, 2000 there were no 8-K filings for the period covered by this filing.