Form 10QSB
period 2001-03-31
SURGICARE INC/DE
filed 2001-05-21
CIK 755113

VIA EDGAR

Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street N.W.
Washington, D.C. 20549

     RE SurgiCare, Inc.

To Whom It May Concern:

     On behalf of SurgiCare, Inc. we enclose the Form 10Q for the period ending 3/31/2001. If you have any questions please feel free to call. Thank you.

                                             Sincerely,

                                             /s/ Charles S. Cohen
                                                 Charles S. Cohen
                                                 Chief Operating Officer



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

Yes [X]  No [ ]

As of May 3, 2001, 13,954,320 shares of Common Stock, $0.005 par value per share, were outstanding.

As of May 3, 2001, 1,500,000 shares of Preferred "Series A" Stock, $0.001 par value per share, were outstanding.

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



ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
Consolidated Balance Sheet as of December 31 2000, and
March 31, 2001                                                      3

Consolidated  Income  Statement for the 3 months ending as
of March 31, 2000 and 2001.                                         5

Consolidated Statement of Cash Flows for the 3 months ending
as of March 31, 2000 and 2001.                                      6

                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,     March 31,
                                                        2000            2001
                                                                     (Unaudited)
                            ASSETS
Current Assets
     Cash and cash equivalents                       $   21,666   $     129,966
     Accounts receivable (less allowance for
      contractual adjustments and doubtful accounts    3,088,916      4,533,018
      of $3,913,389)
     Shareholder receivabls                              244,500
     Inventory                                           620,150        565,026
     Prepaid expenses                                    120,042        113,910
     Other current Assets                                 27,187        137,048
        Total Current Assets                           4,122,461      5,478,968

Property and Equipment
     Office furniture and equipment                      159,891        159,891
     Medical and surgical equipment                    2,143,490      2,335,648
     Leasehold improvements                              812,064        817,064
     Computer equipment                                   68,628         68,628
     Autos                                                30,142         30,142
     Construction in progress                                               166

                                                       3,214,215      3,411,539

     Less: Accumulated depreciation and                (712,649)       (833,887)
        amortization

        Total Property and Equipment                   2,501,566      2,577,652


Other Assets
     Goodwill                                          7,485,918       7,358,522
     MV Loan Fee                                         157,575         154,190
     Prepaid Consulting Fee                                              245,000
     Investment in San Jacinto                           331,868         350,521




        TOTAL ASSETS                              $   14,599,388      16,164,853









                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS



                         LIABILITIES

Current Liabilities
     Current portion of capital lease             $       79,383          80,899
     Line of Credit                                      353,140         374,941
     Notes Payable                                     1,651,711       1,941,433
     Accounts Payable                                    664,760         922,396
     Accrued Expenses                                    367,201         361,442
     Federal income tax payable                          422,441         542,543
     Deferred federal income tax                         795,000         783,100

        Total Current Liabilities                      4,333,636       5,006,755

Minority Interest in Partnership                         202,600         444,919

Long-Term Liabilities
     Lease Obligations                                    38,383         206,145
     Notes Payable                                     4,556,894       4,625,096
        Total Liabilities                              9,131,513      10,282,915

                SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
  $.001, 1,650,000 authorized, 1,400,000 issued            1,450           1,316
   and outstanding at March 31, 2000

Common Stock, par value $.005, 50,000,000 shares
     authorized, 12,654,351 issued and outstanding          69,771          70,446
     at March 31, 2000

Additional Paid-In Capital                             4,710,907       4,991,301

Retained Earnings                                        693,997         838,125

Less:   Treasury stock
        Shareholders receivables                         (8,250)        (19,250)

        Total Shareholders' Equity                     5,467,875       5,881,938

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   14,599,388    $ 16,164,853

                                 SURGICARE, INC.

                          CONSOLIDATED INCOME STATEMENT
                                   (unaudited)

                                                           FOR THE
                                                      THREE MONTHS ENDING
                                                          March 31,

                                                       2000        2001

Revenues, net .................................. $ 1,228,703     $3,168,317

Expenses
Direct Surgical Expenses
      Surgical Costs ...........................     193,208        584,166
      Salaries, wages and benefits .............     108,615        338,544
      Contract services ........................      31,029        126,089
                                                    ----------------------------
              Total Direct Surgical Expenses ...     332,852      1,048,799
 Gen. and Admin. Expenses
      Salaries, Wages and benefits                    46,702        216,253
      Professional fees ........................       6,791        270,591
      Rent .....................................      40,682        112,142
      Management fees ..........................      21,218         18,657
      Depreciation and amortization ............      42,217        252,018
      Consulting fees ..........................                     35,000
      Repairs and maintenance ..................      12,298
      Other operating expenses .................      52,135        149,515
      Taxes ....................................      35,780         32,372
                                                    ---------------------------
          Total Direct Gen. and Admin.  Expenses     266,760      1,086,547
                                                    ---------------------------
          Total Expenses .......................     599,612      2,135,346

Other (Income) Expense
      Gain on sale of property and equipment ...           0            0
      Miscellaneous income .....................           0         57,000
      Equity and Earnings of Limited Partnership                     38,653
      Interest Expense                                             (167,303)
                                                    ----------------------------
          Total Other Income ...................           0       (128,593)

      Minority Interest
        Memorial Village                                            (302,319)

Earnings Before Federal Income Tax Expense .....                     602,509

Federal Income Tax Expense (Benefit)
      Deferred .................................      30,090        (76,745)
      Current ..................................     180,280         311,741
                                                   -----------------------------

Net Earnings .................................  $    418,721         367,063
                                                   =============================


      Pro forma earnings per share - basic and .$      0.02  $         .024
      diluted



                                 SURGICARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           FOR THE
                                                      THREE MONTHS ENDING
                                                            March 31,

                                                      2000           2001
Cash Flows From Operating Activities
     Net earnings                              $     418,721        367,063
     Investment Income                                              (39,644)
     Minority Interest In Partnership                               302,319
     Adjustments to reconcile net earnings to
     net cash provided by operations:

         Depreciation and amortization                42,217        252,019
         Gain on sale of property and                      0             0
         equipment
         Cash consulting Expense                                     35,000
         Deferred federal income tax                  30,090        (11,900)
         Management company termination fee
         (Increase) Decrease in:
         Accounts receivable                        (146,670)    (1,444,102)
         Inventory                                      (176)        55,124
         Prepaid expenses                              3,785          6,132
         Other current assets                           (226)      (109,861)
         State Income Tax Payable                     30,934
         Federal Income Tax                          122,335        120,102
         Increase (Decrease) in:
         Accounts payable                            106,049        257,636
         Accrued expenses                            (21,292)       (5,758)

         Net Cash Provided by Operating              585,769       (215,870)
         Activities

Cash Flows From Investing Activities
     Capital expenditures                           (279,080)      (8,324)
     Collections on shareholder receivable            25,750
     Proceeds from sale of property and
     equipment
     New Shareholder Receivable                     (244,500)
         Acquisition of SurgiCare, Inc.
         Net Cash Used in Investing Activities      (520,330)      (8,324)

Cash Flows From Financing Activities
     Proceeds from notes payable                                  (676,195)
     Borrowings on debt
     Payments on debt                               (64,547)      (296,470)
     Principal payments on capital lease             (6,036)       (19,722)
     Collection of shareholder recievables                          2,000
     Proceeds from sale of preferred stock                           9,500
     Dividends paid to preferred shareholders      (170,000)
         Net Cash Used in Financing Activities     (218,083)       332,494

Net Decrease in Cash and Cash Equivalents          (152,645)       108,300

Cash and Cash Equivalents - Beginning of            243,859         21,666
Period

Cash and Cash Equivalents - End of Period      $     91,214        129,966

                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 Note 1 - Basis of Presentation

     In the opinion of the SurgiCare's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of SurgiCare's financial position at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000, respectively.

         Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ending March 31, 2001 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2001. Refer to the Company's financial statements on Form 10K-SB for the year ended December 31, 2000 for additional information.


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

                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   Property and Equipment

            Property and equipment are presented at cost. Medical and surgical equipment, of approximately $287,044, under capital lease is recorded at the present value of future minimum lease payments. Depreciation and amortization are computed at rates considered sufficient to amortize the cost of the assets, using the straight-line method over their estimated useful lives as follows:


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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          For the Three
                                                                          Months Ended
                                                                           March 31,
                                                                          (Unaudited)
                                                                          -------------
                                                                      2000              2001

Basic Earnings Per Share:
   Net earnings                                                 $      478,721      367,063
   Less: Preferred dividends                                           170,000
                                                                --------------    --------------
   Net earnings available for common shareholders
                                                                $      248,721      367,063
                                                                ==============    ===============
   Weighted average shares outstanding                              12,596,657   13,954,320
                                                                ==============    ===============
   Net earnings per share - basic                                         $.02        $.024
                                                                ==============    ===============




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

     SurgiCare's principal business strategies are to (i) increase both the revenue and profits, from current cases and procedures being performed in existing facilities and, (ii) achieve growth and expand revenues by pursuing strategic acquisitions of existing, and the development of new, physician owned ambulatory surgical centers.


     (i) SurgiCare is constantly working to achieve increase profits from existing revenues. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore SurgiCare is always looking for ways to decrease the cost of surgical supplies. Through participation in national buying groups SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", and provide quality service, at reduced prices. SurgiCare has found that the purchasing policies that govern the acquisition of surgical equipment is an important key to maximize a centers profit. Therefore all equipment is purchased at the corporate level, in order to insures that the equipment is purchased at the lowest possible price.

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

                                                              For the
                                                        Three Months Ended
                                                             March 31,
                                                       1999             2000

Total Number of Cases                                 657              1,343

Total Revenues Generated                          $ 1,228,703      $  3,168,317

Revenue Generated per Case                        $   1,870        $     2,359

Earnings Before Federal Income Tax per Case       $    958         $       449



THREE MONTHS ENDING MARCH 31, 2001 vs THREE MONTHS ENDING MARCH 31, 2000

     SurgiCare is continuing to making a concerted effort to increase both revenues and profits. One of the tools that SurgiCare has used to achieve increased revenues and profits, is a program that involves constantly monitoring the profitability of specific procedures, and service. This information is then used to decreasing the number of cases being done in those less profitable, high cost services, and increasing the number of cases being done in the more profitable less cost intensive services. Since the acquisition of the Memorial Village Surgery Center, in October 2000, SurgiCare has been evaluating the type of procedures being performed at the center to determine the course of action in order to increase the profitability per case.

     SurgiCare performed 1,343 case by March 31, 2001 compared to 657 procedures done for the same period in 2000, this represents an over 100% increase in average monthly utilization This is due to the addition of the Memorial Village Surgery Center. The revenues generated per case increased 25% from $1,870 for the three month period ending March 31, 2000, to $2,359 for the same three month period in 2001. The pre-tax earnings generated per case decreased 53%from $958 per case for the three month period ending March 31, 2000, to $449 for the same three month period in 2001. This is in part due to the use of specialty pain management implants increased in numbers for the Quarter ending March 31, 2001 creating the appearance of a lower earnings per procedure. Third party payers have a fixed reimbursement for implants at our cost plus a predetermined percentage multiplier that in all cases is less than our usual profit margin. Earnings per case appear to drop because of this low profit cap and the high cost of these implants.

     In addition the procedure mix at the newly acquired Memorial Village Surgery Center is in the process of being evaluated. SurgiCare has placed a high degree of importance in maximizing profit and utilization through the monitoring and control of specific specialties and procedure.

     In the three months ending March 31, 2001 SurgiCare recorded record revenue of $3,168,317 compared to $1,228,703 for the same period in 2000, this represents a 258% increase. This 258% growth in revenues, coupled with a significantly slower growth in virtually all cost as a percentage of total revenue, translated to an increase in pre-tax earning of 42% to $629,091 from $440,556.

LIQUIDITY and CAPTIAL RESOURCES

         SurgiCare's current source of liquidity consists primarily of funds from operations. SurgiCare believes that the cash available from operations is adequate to meet the company's operational requirements.


PART II
                                OTHER INFORMATION
ITEM 1.
Legal Proceedings

         SurgiCare is not currently involved in any legal proceedings.

ITEM 2.
Change in Securities and Use of Proceeds

     On April 21, 2001 the company filed a form 15-12g, de-registering it Preferred Series "A" securities.

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


Date:    May 21, 2001                               REGISTRANT:

                                                        SurgiCare, Inc.

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

     During the three months ended March 31, 2001, SurgiCare filed the following current reports on 10K-SB April 2, 2001 - Form 8-K March 7, 2001 - Form 15-12g February 21, 2001 - Form 8-K February 12, 2001- Form 4's January 18, 2001 - 8-K/A January 8, 2001 - 8-K January 3, 2001