Form 10QSB
period 2001-06-30
SURGICARE INC/DE
filed 2001-08-14
CIK 755113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



  [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

Yes [X]  No [ ]

As of August 6, 2001, 14,089,320 shares of Common Stock, $0.005 par value per share, were outstanding.

As of August 6, 2001, 1,316,100 shares of Preferred "Series A" Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION


The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payor practices, SurgiCare's historical and current compliance with existing or future healthcare laws and regulations and third party payor requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved. SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


ITEM 1. Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
Consolidated Balance Sheets as of December 31 2000, and
June 30, 2001                                                         3

Consolidated Income Statements for the 3 months ending
June 30, 2000 and 2001 and the 6 months ending
June 30, 2000 and 2001                                                5

Consolidated Statements of Cash Flows for the 6 months
ending June 30, 2000 and 2001.                                        6

Notes to Consolidated Financial Statements                            7

                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,      June 30,
                                                             2000            2001
                                                         ------------    ------------
                                                                          (Unaudited)
                          ASSETS

   Current Assets
        Cash and cash equivalents                        $     21,666    $     72,514
        Accounts receivable (less allowance for
         contractual adjustments and doubtful accounts      3,088,916       5,003,916
         of $2,274,062 and $4,288,380 at December 31,
         2000 and June 30, 2001, respectfully)
        Shareholder receivables                               244,500
        Inventory                                             620,150         582,405
        Prepaid expenses                                      120,042         160,217
        Other current assets                                   27,187         127,599
                                                         ------------    ------------
           Total Current Assets                             4,122,461       5,946,651

   Property and Equipment
        Office furniture and equipment                        159,891         191,473
        Medical and surgical equipment                      2,143,490       2,342,881
        Leasehold improvements                                812,064         817,230
        Computer equipment                                     68,628          66,028
        Autos                                                  30,142          30,142
                                                         ------------    ------------

                                                            3,214,215       3,447,754

        Less: Accumulated depreciation and                   (712,649)       (960,548)
           Amortization                                  ------------    ------------

           Total Property and Equipment                     2,501,566       2,487,206


   Other Assets
        Goodwill                                            7,485,918       7,278,223
        MV Loan Fee                                           157,575         149,112
        Prepaid Consulting Fee                                                210,000
        Investment in Ltd Partnerships                        331,868         449,401
                                                         ------------    ------------
           TOTAL ASSETS                                  $ 14,599,388      16,520,593
                                                         ============    ============

                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES

   Current Liabilities
        Current portion of capital lease                $     79,383          81,474
        Line of Credit                                       353,140         727,301
        Notes Payable                                      1,651,711       1,940,829
        Accounts Payable                                     664,760       1,238,242
        Accrued Expenses                                     367,201         112,231
        Federal income tax payable                           422,441         506,486
        Deferred federal income tax                          795,000         962,000
                                                        ------------    ------------

           Total Current Liabilities                       4,333,636       5,568,563

   Minority Interest in Partnership                          202,600         589,042

   Long-Term Liabilities
        Capital Lease Obligations                             38,383         177,185
        Notes Payable                                      4,556,894       4,012,637
                                                        ------------    ------------

           Total Liabilities                               9,131,513      10,347,427

                   SHAREHOLDERS' EQUITY

   Preferred Stock, Series A, par value
     $.001, 1,650,000 authorized, 1,316,100 issued             1,450           1,316
      and outstanding at June 30, 2001

   Common Stock, par value $.005, 50,000,000 shares
        authorized, 14,089,320 issued and outstanding         69,771          70,446
        at June 30, 2001

   Additional Paid-In Capital                              4,710,907       4,991,301

   Retained Earnings                                         693,997       1,123,353

   Less: Shareholders receivables                             (8,250)        (13,250)
                                                        ------------    ------------

           Total Shareholders' Equity                      5,467,875       6,173,166
                                                        ------------    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 14,599,388    $ 16,520,593
                                                        ============    ============

                                 SURGICARE, INC.

                          CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                              FOR THE                                FOR THE
                                                       THREE MONTHS ENDING                      SIX MONTHS ENDING
                                                              JUNE 30                                JUNE 30
                                                 --------------------------------        --------------------------------
                                                     2000                2001                2000                2001
                                                 ------------        ------------        ------------        ------------
   Revenues, net                                 $  1,370,750        $  3,007,445        $  2,599,453        $  6,175,762

   Expenses
   Direct Surgical Expenses
     Surgical Costs                                   197,123             575,670             390,331           1,159,836
     Salaries, wages and benefits                     105,918             259,404             214,532             597,948
     Contract services                                 65,693             143,786              96,722             269,875
                                                 ------------        ------------        ------------        ------------
    Total Direct Surgical Expenses                    368,734             978,860             701,585           2,027,659

   Gen. and Admin. Expenses
     Salaries, Wages and benefits                      71,493             227,555             118,196             443,808
     Professional fees                                 56,967             252,333              63,758             522,924
     Rent                                              44,682             142,833              85,365             254.975
     Management fees                                   16,794              21,140              38,011              39,797
     Depreciation and amortization                     42,713             259,135              84,930             511,153
     Consulting fees                                                       35,000                                  70,000
     Repairs and maintenance                           18,147                                  30,445
     Other operating expenses                          42,297             130,523              88,367             279,980
     Taxes                                             33,900              36,144              69,682              68,516
                                                 ------------        ------------        ------------        ------------

    Total G&A Expenses                                326,993           1,104,663             578,754           2,191,153
                                                 ------------        ------------        ------------        ------------

    Total Expenses                                    695,727           2,083,523           1,280,339           4,218,812

   Other Income (Expense)
     Equity in Earnings
        of Ltd Partnership                                  0              68,146                   0             106,799
     Interest Expense                                 (14,319)           (248,259)            (29,321)           (415,562)
                                                 ------------        ------------        ------------        ------------

      Total Other (Income) Expense                    (14,319)           (180,113)            (29,321)           (308,763)

   Minority Interest
      In Partnership                                                     (267,701)                               (570,020)
                                                 ------------        ------------        ------------        ------------

   Earnings Before Income Tax Expense                 660,704             476,108           1,289,793           1,078,167

   Federal Income Tax Expense (Benefit)
      Deferred                                        176,841             244,189             206,931             167,000
      Current                                          52,016             (53,309)            232,295             258,876
                                                 ------------        ------------        ------------        ------------

   Net Earnings                                  $    431,847        $    285,228        $    850,567        $    652,291

   Less: Preferred dividends                         (174,000)                               (344,000)
                                                 ------------        ------------        ------------        ------------

   Net earnings available for common
      Shareholders                               $    257,847        $    285,228        $    506,567        $    652,291
                                                 ============        ============        ============        ============

   Weighted average shares outstanding             12,596,657          14,089,320          12,596,657          13,971,820
                                                 ============        ============        ============        ============

   Net earnings per share - basic and            $        .02        $        .02        $        .04        $        .05
      diluted                                    ============        ============        ============        =============


                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               FOR THE
                                                          SIX MONTHS ENDING
                                                               JUNE 30
                                                     --------------------------
                                                        2000            2001
                                                     -----------    -----------
   Cash Flows From Operating Activities
        Net earnings                                 $   850,567    $   652,291
        Investment Income                                              (138,524)
        Minority Interest in Partnership                                570,020
        Adjustments to reconcile net earnings to
        net cash provided by operations:
          Depreciation and amortization                   84,930        511,153
          Non-cash consulting expense                                    70,000
          Deferred federal income tax                    206,931        167,000
         (Increase) Decrease in:
            Accounts receivable                         (663,819)    (1,915,000)
            Inventory                                    (50,502)        37,745
            Prepaid expenses                               3,997        (40,175)
            Other current assets                          12,266       (100,412)
            Increase (Decrease) in:
            State income tax payable                      59,629
            Federal income tax payable                   232,295         84,045
            Accounts payable                             164,560        573,482
            Accrued expenses                             (99,505)      (254,970)
                                                     -----------    -----------

            Net Cash Provided by Operating               801,349        216,655
            Activities

   Cash Flows From Investing Activities
        Capital expenditures                            (314,486)       (44,539)
        Collections on shareholder receivable             31,750
        Acquisition of SurgiCare, Inc.                  (267,000)
        Acquisition of Memorial Village                                 (47,096)
                                                     -----------    -----------

            Net Cash Used in Investing Activities       (549,736)       (91,635)

   Cash Flows From Financing Activities
        Borrowings on debt                                50,000        672,445
        Payments on debt                                (136,659)      (553,423)
        Principal payments on capital lease              (11,151)       (48,107)
        Payments on shareholder debt                                      8,000
        Contributions by shareholders                     22,500
        Issuance of preferred stock                                       9,500
        Dividends paid to preferred shareholders        (344,000)
        Distributions to limited partners                              (162,587)
                                                     -----------    -----------

            Net Cash Used in Financing Activities       (419,310)       (74,172)
                                                     -----------    -----------

   Net Decrease in Cash and Cash Equivalents            (167,697)        50,848

   Cash and Cash Equivalents - Beginning of              243,859         21,666
   Period                                            -----------    -----------


   Cash and Cash Equivalents - End of Period         $    76,162    $    72,514
                                                     ===========    ===========

                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 Note 1 - Basis of Presentation

     In the opinion of the SurgiCare's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of SurgiCare's financial position at June 30, 2001, the results of operations for the three and six month periods ending June 30, 2001 and 2000, respectively, and the cash flows for the six month periods ending June 30, 2001 and 2000, respectfully.

         Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six months ending June 30, 2001 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2001. Refer to the Company's financial statements on Form 10K-SB for the year ended December 31, 2000 for additional information.


Note 2 - New Accounting Pronouncements


      In June 2001, the FASB issued SFAS No. 141, Business Combinations,and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.


Note 3 - Preferred Stock

         The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share. With 1,316,100 shares issued and outstanding, total redemption value would be $6,580,500. Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held.


Note 4 - Acquisition

        In May 2001, SurgiCare, Inc., through a wholly-owned subsidiary, entered into a limited partnership with Cirrus Ancillary Services, L.P. to form Southeast Cirrus/SurgiCare, L.P. (the Partnership). The Partnership is a 40.00% general partner of Bayside Surgical Partners, L.P.(dba Bayside SurgiCare), which is currently opening an Ambulatory Surgery center in Pasadena, TX

ITEM 2. Management's Discussion and Analysis of Financial Condition and results of Operation.

The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payor practices, SurgiCare's historical and current compliance with existing or future healthcare laws and regulations and third party payor requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10Q-SB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved. SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     SurgiCare's principal business strategies are to (i) increase both the revenue and profits, from current cases and procedures being performed in existing facilities and, (ii) achieve growth and expand revenues by pursuing strategic acquisitions of existing surgical centers, and the development of new, physician-owned ambulatory surgical centers.


     (i) SurgiCare is constantly working to increase profits from existing revenues. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore, SurgiCare is always looking for ways to decrease the cost of surgical supplies. Through participation in national buying groups, SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", and provide quality service, at reduced prices. SurgiCare has found that the purchasing policies and volume discounts that govern the acquisition of surgical supplies and equipment are an important key to maximize a centers' profit.

     (ii) SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the time of this filing,, SurgiCare has signed a Letter of Intent to co-develop, in conjunction with Cirrus Ancillary Srevices, L.P., a surgery center in Dallas, Texas. There can be no assurance that SurgiCare will acquire or develop any center with whom letters of intent have been signed, nor any other centers with whom preliminary discussions have been conducted. SurgiCare expects that generally the acquisition of another surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, in conjunction with the formation of one or more limited partnerships or limited liability companies.

RESULTS OF OPERATION

The following table sets forth for the period indicated the number of surgical cases.

                                     For the Three               For the Six
                                     Months Ended               Months Ended
                                       June 30                    June 30
                                   2000          2001         2000         2001
                                -----------------------   -----------------------
Total Number of Cases                  874        1,248        1,531        2,591

Total Revenue Generated         $1,370,750   $3,007,445   $2,599,453   $6,175,762

Revenue Generated per Case      $    1,568   $    2,410   $    1,698   $    2,384

Earnings Available for Common
  Shareholders per Case         $      295   $      229   $      331   $      252


THREE MONTHS ENDING June 30, 2001 vs THREE MONTHS ENDING June 30, 2000

     SurgiCare is continuing to make a concerted effort to increase both revenues and profits. One of the programs SurgiCare uses to achieve increased revenues and profits involves constantly monitoring the profitability of specific procedures and services. This information is then used to de-emphasize less profitable, high-cost services, and emphasize the number of cases being done in the more profitable, less cost-intensive services. Since the acquisition of the Memorial Village Surgery Center, in October 2000, SurgiCare has been evaluating the types of procedures being performed to determine the best course of action to increase the profitability per case.

     SurgiCare performed 1,248 cases for the three months ending June 30, 2001 compared to 874 cases completed during the same period in 2000, an increase of 43% in average monthly utilization. This is due primarily to the addition of the Memorial Village Surgery Center. For the three months ending June 30, 2001, Memorial Village performed 831 cases. Revenues generated per case increased 54% from $1,568 for the three months ending June 30, 2000, to $2,410 for the same three month period in 2001. Although revenues per case increased, earnings available to common shareholders per case decreased 29% from $295 per case for the three months ending June 30, 2000, to $229 for the same three month period in 2001. This is due, in part, to the expansion of SurgiCare's infrastructure required to support future acquisition and development of surgery centers as well as its development projects currently in progress. In addition, the use of specialty pain management implants which increased in numbers for the quarter ending June 30, 2001 further reduced our earnings per case. Third party payors have a fixed reimbursement for implants at our cost plus a predetermined percentage multiplier that in all cases is less than our usual profit margin. Earnings per case dropped because of this low-profit cap and the high-cost of these implants.

     As noted earlier, the procedure mix at the newly acquired Memorial Village Surgery Center is in the process of being evaluated. SurgiCare has placed a high degree of importance in maximizing profit and utilization through the monitoring and control of specific specialties and procedures.

     In the three months ending June 30, 2001, SurgiCare generated revenue of $3,007,445 compared to $1,370,750 for the same period ending in 2000, an increase of 119%. Total direct surgical costs increased from 26.90% of revenue for the three months ending June 30, 2000 to 32.55% for the same period ending in 2001. However, compared with the three month period ending March 31, 2001, direct surgical costs, as a percent of revenue, decreased .55%. Again, this decrease is a direct result of programs initiated by SurgiCare to monitor and control direct surgical costs.

     General and administrative costs for the three months ending June 30, 2001 increased to 36.73% of revenue compared to 22.75% of revenue for the same period in 2000. The increased costs are directly related to the expansion of SurgiCare's infrastructure required to maintain the current and future acquisition and development of surgery centers. In addition, costs were incurred to complete the development for our 4th surgery center, now in operation, and our 5th surgery center, currently under development. As these centers are completed, SurgiCare will receive a development fee for their efforts. As of June 30, 2001, no revenue had been earned from centers currently under development, nor from centers being considered for future development.

     In October 2000, SurgiCare acquired a majority interest in Memorial Village Surgery Center, a Texas limited partnership. For the three months ending June 30, 2001, the minority interest earnings were $267,701. This amount has been deducted from SurgiCare's earnings. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     In October 2000, SurgiCare acquired a minority interest in San Jacinto Surgery center, a Texas limited partnership. For the three months ending June 30, 2001, the Company's earnings from the partnership were $68,146. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     Interest expense for the three months ending June 30, 2001 increased to 8.25% of revenue compared to 1.04% of revenue for the same period in 2000. This increase is the direct result of the costs associated with the debt facility utilized to acquire Memorial Village Surgery Center.

     Federal Income Tax expense for the three months ending June 30, 2000 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates.

     Earnings available to common shareholders for the three months ending June 30, 2001 increased to $285,228 from $257,846 for the same period in 2000. This represents an increase of 10.62%.


SIX MONTHS ENDING June 30, 2001 vs. SIX MONTHS ENDING June 30, 2000

    In the six months ending June 30, 2001 SurgiCare generated revenue of $6,175,762 compared to $2,599,453 for the same period in 2000, an increase of 137%.

     SurgiCare performed 2,591 cases for the six months ending June 30, 2001 compared to 1,531 procedures for the same period in 2000, an increase of 69% in average monthly utilization. Memorial Village Surgery Center accounted for the significant increase. For the six months ending June 30, 2001, Memorial Village performed 1,570. Revenues generated per case increased 40% from $1,698 for the six months ending June 30, 2000, to $2,384 for the same period in 2001.

     Although revenues per case increased, earnings available to common shareholders per case decreased 24% from $331 per case for the six months ending June 30, 2000, to $252 for the same period in 2001. Again, this is due to the expansion of SurgiCare's infrastructure and the use of specialty pain management implants.

     As a percent of revenue, total expenses rose from 48.09% for the six months ending June 30, 2000, to 68.31% for the same period in 2001. Again, the increased costs are directly related to the expansion of SurgiCare's infrastructure, the development for our 4th and 5th surgery centers and the on-going compliance and investor relations costs required of public companies.

     Total direct surgical costs increased from 26.99% of revenue for the six months ending June 30, 2000 to 32.83% for the same period ending in 2001. However, compared with the three month period ending March 31, 2001, direct surgical costs, as a percent of revenue, decreased .27%. Again, this decrease is a direct result of programs initiated by SurgiCare to monitor and control direct surgical costs.

     General and administrative costs for the three months ending June 30, 2001 increased to 36.73% of revenue compared to 22.75% of revenue for the same period in 2000. The increased costs are directly related to the expansion of SurgiCare's infrastructure required to maintain the current and future acquisition and development of surgery centers. In addition, costs were incurred to complete the development for our 4th surgery center, now in operation, and our 5th surgery center, currently under development. As these centers are completed, SurgiCare will receive a development fee for their efforts. As of June 30, 2001, no revenue had been earned from centers currently under development, nor from centers being considered for future development.

     In October 2000, SurgiCare acquired a majority interest in Memorial Village Surgery Center, a Texas limited partnership. For the six months ending June 30, 2001, the minority interest earnings were $570,020. This amount has been deducted from SurgiCare's earnings. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     In October 2000, SurgiCare acquired a minority interest in San Jacinto Surgery center, a Texas limited partnership. For the six months ending June 30, 2001, the Company's earnings from the partnership were $106,799. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     Interest expense for the six months ending June 30, 2001 increased to 6.73% of revenue compared to 1.13% of revenue for the same period in 2000. This increase is the direct result of the costs associated with the debt facility utilized to acquire Memorial Village Surgery Center.

     Federal Income Tax expense for the six months ending June 30, 2000 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates.


     Earnings available to common shareholders for the six months ending June 30, 2001 increased to $652,291 from $506,567 for the same period in 2000. This represents an increase of 28.77%.


LIQUIDITY and CAPTIAL RESOURCES

        SurgiCare's current source of liquidity consists primarily of funds from operations. In addition, SurgiCare has obtained a working capital Line of Credit, secured by the Company's accounts receivable and inventory, to insure the availability of resources for the Company's expansion needs. SurgiCare believes that the cash available from operations and the working capital facility are sufficient to meet the company's operational requirements.

       In addition, SurgiCare is in the process of obtaining funding for the purpose of executing the Company's merger and acquisition strategy. An additional funding piece to provide the working capital portion of the merger and acquisition strategy is also under consideration.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         SurgiCare is not currently involved in any legal proceedings.

ITEM 2. Change in Securities and Use of Proceeds

     On April 21, 2001 the company filed a form 15-12g, de-registering its Preferred Series "A" securities.

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


Date:    August 10, 2001                      REGISTRANT:

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

     During the six months ended June 30, 2001, SurgiCare filed the following current reports on Form 8-K - None.