Form 10QSB
period 2001-09-30
SURGICARE INC/DE
filed 2001-11-13
CIK 755113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________




                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             DELAWARE                                     58-1597246
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


     12727 Kimberly Lane, Suite 200
           HOUSTON, TEXAS                                   77024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (713) 973-6675


Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of November 6, 2001, 14,089,320 shares of Common Stock, $0.005 par value per share, were outstanding.

As of November 6, 2001, 1,316,100 shares of Preferred "Series A" Stock, $0.001 par value per share, were outstanding.

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



ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"


                          INDEX TO FINANCIAL STATEMENTS



                                                                               Page
Consolidated Balance Sheets as of December 31 2000, and
September 30, 2001                                                               3

Consolidated Income Statements for the 3 months ending
September 30, 2000 and 2001 and the 9 months ending
September 30, 2000 and 2001                                                      5

Consolidated Statements of Cash Flows for the 9 months ending
September 30, 2000 and 2001.                                                     6

Notes to Consolidated Financial Statements                                       7


                                                                      SURGICARE, INC.

                                                                CONSOLIDATED BALANCE SHEETS


                                                             December 31,          September 30,
                                                                 2000                   2001
                                                                        (Unaudited)

                            ASSETS

Current Assets
     Cash and cash equivalents                               $     21,666           $     80,937
     Accounts receivable (less allowance for
      contractual adjustments and doubtful accounts             3,088,916              5,630,577
      of $2,274,062 and $3,905,821 at December 31,
      2000 and September 30, 2001, respectively)
     Shareholder receivables                                      244,500
     Inventory                                                    620,150                608,235
     Prepaid expenses                                             120,042                173,153
     Other current assets                                          27,187                230,089
                                                             ------------           ------------
        Total Current Assets                                    4,122,461              6,722,991

Property and Equipment
     Office furniture and equipment                               159,891                283,213
     Medical and surgical equipment                             2,143,490              2,342,881
     Leasehold improvements                                       812,064                817,230
     Computer equipment                                            68,628                 75,484
     Autos                                                         30,142                 30,142
                                                             ------------           ------------
                                                                3,214,215              3,548,950

     Less: Accumulated depreciation and
        amortization                                             (712,649)            (1,084,813)
                                                             ------------           ------------
        Total Property and Equipment                            2,501,566              2,464,137

Other Assets
     Goodwill                                                   7,485,918              7,150,828
     Loan fees                                                    157,575                149,112
     Prepaid consulting fee                                                              238,000
     Investment in ltd partnerships                               331,868                441,790
     Other assets                                                                        197,325
                                                             ------------           ------------

        TOTAL ASSETS                                         $ 14,599,388           $ 17,364,183
                                                             ============           ============


                                                          SURGICARE, INC.

                                                    CONSOLIDATED BALANCE SHEETS


                         LIABILITIES

Current Liabilities
     Current portion of capital lease               $     79,383          83,948
     Revolving line of credit                            353,140       1,051,419
     Notes payable-current                             1,651,711       1,821,420
     Accounts Payable                                    664,760       2,322,012
     Accrued Expenses                                    367,201         175,202
     Federal income tax payable                          422,441         635,833
     Deferred federal income tax                         795,000       1,055,081
                                                    ------------    ------------
        Total Current Liabilities                      4,333,636       7,144,915

Minority Interest in Partnership                         202,600       1,070,327

Long-Term Liabilities
     Capital Lease Obligations                            38,383          96,223
     Notes Payable                                     4,556,894       2,531,142
                                                    ------------    ------------
        Total Liabilities                              9,131,513      10,842,607

                SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
  $.001, 1,650,000 authorized, 1,316,100 issued            1,450           1,316
   and outstanding at September 30, 2001

Common Stock, par value $.005, 50,000,000 shares
     authorized, 14,089,320 issued and outstanding        69,771          70,446
     at September 30, 2001

Additional Paid-In Capital                             4,710,907       4,991,301

Retained Earnings                                        693,997       1,466,938

Less:   Shareholders receivables                          (8,250)         (8,425)
                                                    ------------    ------------
        Total Shareholders' Equity                     5,467,875       6,521,576
                                                    ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 14,599,388    $ 17,364,183
                                                    ============    ============

                                                     SURGICARE, INC.

                                             CONSOLIDATED INCOME STATEMENT
                                                     (unaudited)

                                                        FOR THE                                 FOR THE
                                                   THREE MONTHS ENDING                     NINE MONTHS ENDING
                                                      September 30                            September 30

                                                2000                2001                2000               2001
Revenues, net                              $  1,257,294        $  3,358,396        $  3,856,747       $  9,534,158

Expenses
Direct Surgical Expenses
  Surgical Costs                                257,484             450,780             692,815          1,610,616
Salaries, wages and benefits                    134,047             325,377             348,212            923,325
Contract services                                46,622              79,180             143,344            349,055
                                           ------------        ------------        ------------       ------------

 Total Direct Surgical Expenses                 438,153             855,337           1,184,370          2,882,996

Gen. and Admin. Expenses
  Salaries, Wages and benefits                   88,982             206,194             207,177            650,002
  Professional fees                              32,420             306,284              96,178            829,208
  Rent                                           44,682             116,957             130,047            371,932
  Management fees                                23,299                   0              61,311             39,797
  Insurance                                       9,760              44,287              27,521            127,108
  Depreciation and amortization                  37,129             250,950             122,059            762,103
  Consulting fees                                                         0                                 70,000
  Repairs and maintenance                        19,159              57,909              49,604            130,510
  Taxes                                          13,535              32,235              23,587            100,751
  Other operating expenses                       79,551              54,463             179,846            179,021
                                           ------------        ------------        ------------       ------------
Total G&A Expenses                              348,517           1,069,279             897,329          3,260,432
                                           ------------        ------------        ------------       ------------

 Total Expenses                                 786,670           1,924,616           2,081,700          6,143,428

Other Income (Expense)
  Equity in Earnings
     of Ltd Partnership                               0              48,389                   0            155,188
  Interest Expense                                    0            (280,039)                  0           (695,601)
                                           ------------        ------------        ------------       ------------

   Total Other Income (Expense)                       0            (231,650)                  0           (540,413)

Minority Interest
   In Partnership                                                  (634,217)                            (1,204,237)
                                           ------------        ------------        ------------       ------------

Earnings Before Income Tax Expense              470,624             567,913           1,289,793          1,646,080

Federal Income Tax Expense (Benefit)
   Deferred                                     (74,032)             93,081             132,899            260,081
   Current                                      279,882             131,244             571,806            390,121
                                           ------------        ------------        ------------       ------------

Net Earnings                               $    264,774        $    343,588        $  1,070,342       $    995,879

Less: Preferred dividends                       174,000                                 522,000
                                           ------------        ------------        ------------       ------------

Net earnings available for common
   Shareholders                            $     90,774        $    343,588        $    548,342       $    995,879
                                           ============        ============        ============       ============


Weighted average shares outstanding          12,596,657          14,089,320          12,596,657         14,010,987
                                           ============        ============        ============       ============

Net earnings per share - basic and
   diluted                                 $        .01                 .02        $        .04       $        .07
                                           ============        ============        ============       ============

                                      SURGICARE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)



                                                                   FOR THE
                                                             NINE MONTHS ENDING
                                                                September 30

                                                           2000               2001
Cash Flows From Operating Activities
     Net earnings                                      $ 1,070,342        $   995,879
     Adjustments to reconcile net earnings to
     net cash provided by operations:
       Equity in Earnings of Ltd. Partnership                                (155,188)
       Minority Interest in Partnership                                     1,204,237
       Depreciation and amortization                       122,058            757,178
       Non-cash consulting expense                                             42,000
       Deferred federal income tax                         132,899            260,081
      (Increase) Decrease in:
       Accounts receivable                                (729,425)        (2,541,661)
       Inventory                                           (63,081)            11,915
       Prepaid expenses                                     (1,385)           (53,111)
       Other current assets                                (27,659)          (410,961)
       Increase (Decrease) in:
       Accounts payable                                    133,025          1,657,250
       Accrued expenses                                    (75,960)          (191,999)
       State income tax payable                             64,425
       Federal income tax payable                          497,456            213,392
                                                       -----------        -----------

         Net Cash Provided by Operating                  1,122,696          1,789,012
         Activities

Cash Flows From Investing Activities
     Capital expenditures                                 (362,460)          (376,197)
     Loans to shareholders                                (268,730)
     Collections on shareholder receivable                  38,050             12,825
     Distributions from limited partnership                                    56,000
                                                       -----------        -----------

         Net Cash Used in Investing Activities            (593,140)          (307,372)

Cash Flows From Financing Activities
     Borrowings on debt                                     50,000            101,197
     Payments on debt                                     (176,923)        (1,157,764)
     Principal payments on capital lease                   (23,703)           (38,792)
     Issuance of preferred stock                            22,500              9,500
     Dividends paid to preferred shareholders             (522,000)
     Distributions to limited partners                                       (336,510)
                                                       -----------        -----------

         Net Cash Used in Financing Activities            (650,126)        (1,422,369)
                                                       -----------        -----------

Net Increase (Decrease) in Cash and Cash
Equivalents                                               (120,570)            59,271

Cash and Cash Equivalents - Beginning of
Period                                                     243,859             21,666
                                                       -----------        -----------

Cash and Cash Equivalents - End of Period              $   123,289        $    80,937
                                                       ===========        ===========


                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

     In the opinion of the SurgiCare's management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of SurgiCare's financial position at September 30, 2001, the results of operations for the three and nine month periods ending September 30, 2001 and 2000, respectively, and the cash flows for the nine month periods ending September 30, 2001 and 2000, respectfully.

         Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the nine months ending September 30, 2001 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2001. Refer to the Company's financial statements on Form 10K-SB for the year ended December 31, 2000 for additional information.

Note 2 - New Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, Business Combinations,and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

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

     SurgiCare's principal business strategies are to (i) increase both the revenues and profits, from current cases and procedures being performed in existing facilities and, (ii) achieve growth and expand revenues by pursuing strategic acquisitions of existing surgical centers, (iii) and the development of new physician-owned ambulatory surgical centers.

     (i) SurgiCare is constantly working to increase profits from existing revenues. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore, SurgiCare is always looking for ways to decrease the costs of surgical supplies. Through participation in national buying groups, SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors ofits surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", and provide quality service, at reduced prices. SurgiCare has found that the purchasing policies and volume discounts that govern the acquisition of surgical supplies and equipment are an important key to maximize a centers' profit.

     (ii) SurgiCare is in the process of identifying existing ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of these centers. There can be no assurances that SurgiCare will acquire or develop any center with whom preliminary discussions have been conducted. SurgiCare expects that generally the acquisition of an existing surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances, the target company will desire to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, in conjunction with the formation of one or more limited partnerships or limited liability companies.

     (iii) Balancing the acquistion of existing surgery centers with the development of new physican-owned centers is part of SurgiCare's overall growth strategy. In the 3rd quarter of 2001, SurgiCare entered into separate contracts for the development of two new Ambulatory Surgical Centers in the Houston area. SurgiCare receives a $150,000 development fee, per center, for the service it provides during the development process. SurgiCare is paid these fees in installments that begin when the construction or remodeling begins, and ends when the facility is physically ready to open. SurgiCare expects to realize the $300,000 of revenue from these two new development projects in the 4th quarter of 2001 and in the 1st quarter of 2002. At the time of this filing, SurgiCare, in conjunction with Cirrus Ancillary Services, L.P., has begun development of its 5th surgery center, which is located in Dallas, Texas.

RESULTS OF OPERATION

The following table sets forth for the period indicated the number of surgical cases.

                                           For the Three                     For the Nine
                                           Months Ended                      Months Ended
                                           September 30                      September 30
                                       2000             2001             2000             2001
                                    ----------       ----------       ----------       ----------
Total Number of Cases                      714            1,128            2,245            3,719

Total Revenue Generated             $1,257,294       $3,358,396       $3,856,747       $9,534,158

Revenue Generated per Case          $    1,760       $    2,977       $    1,717       $    2,564

Earnings Available for Common
  Shareholders per Case             $      598       $      305       $      771       $      268


THREE MONTHS ENDING SEPTEMBER 30, 2001 VS THREE MONTHS ENDING SEPTEMBER 30, 2000

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

     SurgiCare performed 1,128 cases for the three months ending September 30, 2001 compared to 714 cases completed during the same period in 2000, an increase of 58% in average monthly utilization. This increase is due primarily to the addition of the Memorial Village Surgery Center. For the three months ending September 30, 2001, Memorial Village performed 742 cases. Revenues generated per case increased 69% from $1,760 for the three months ending September 30, 2000, to $2,977 for the same three month period in 2001. Although revenues per case increased, earnings available to common shareholders per case decreased 49% from $598 per case for the three months ending June 30, 2000, to $305 for the same three month period in 2001. This is due, in part, to the expansion of SurgiCare's infrastructure required to support future acquisition and development of surgery centers as well as the amortization of goodwill associated with the Memorial Village acquisition. In addition, the use of specialty pain management implants which increased in numbers for the quarter ending September 30, 2001 further reduced our earnings per case. Third party payors have a fixed reimbursement for implants at our cost plus a predetermined percentage multiplier that in all cases is less than our usual profit margin. Earnings per case dropped because of this low-profit cap and the high-cost of these implants.

     As noted earlier, SurgiCare is continuing to evaluate the procedure mix at the Memorial Village Surgery Center. SurgiCare has placed a high degree of importance in maximizing profit and utilization through the monitoring and control of specific specialties and procedures.

     In the three months ending September 30, 2001, SurgiCare generated revenue of $3,358,396 compared to $1,257,294 for the same period ending in 2000, an increase of 167%. Total direct surgical costs decreased from 34.85% of revenue for the three months ending September 30, 2000 to 25.47% for the same period ending in 2001. Again, this decrease is a direct result of programs initiated by SurgiCare to monitor and control direct surgical costs.

     General and administrative costs for the three months ending September 30, 2001 increased to 31.84% of revenue compared to 27.72% of revenue for the same period in 2000. The increased costs are directly related to the expansion of SurgiCare's infrastructure required to maintain the current and future acquisition and development of surgery centers and the amortization of goodwill associated with the Memorial Village acquisition. In addition, start-up and marketing costs were incurred to complete the development for our 4th surgery center, now in operation, and our 5th surgery center, currently under development. As these centers are completed, SurgiCare will receive a development fee for their efforts.

     In October 2000, SurgiCare acquired a majority interest in Memorial Village Surgery Center, a Texas limited partnership. For the three months ending September 30, 2001, the minority interest earnings were $634,217. This amount has been deducted from SurgiCare's earnings. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     In October 2000, SurgiCare acquired a minority interest in San Jacinto Surgery center, a Texas limited partnership. For the three months ending September 30, 2001, the Company's earnings from the partnership were $48,389. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     Interest expense for the three months ending September 30, 2001 increased to 8.34% of revenue. compared to 1.72% of revenue for the same period in 2000. This increase is the direct result of the costs associated with the debt facility utilized to acquire Memorial Village Surgery Center.

     Federal Income Tax expense for the three months ending September 30, 2000 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates.

     Earnings available to common shareholders for the three months ending September 30, 2001 increased to $343,588 from $90,774 for the same period in 2000. This increase of 278% is due to (1) increased utilization rates from the Memorial Village acquisition, (2) increased revenues per case, and (3) decreased direct surgical costs.

NINE MONTHS ENDING SEPTEMBER 30, 2001 VS. NINE MONTHS ENDING SEPTEMBER 30, 2000

    In the nine months ending September 30, 2001 SurgiCare generated revenue of $9,534,158 compared to $3,856,747 for the same period in 2000, an increase of 147%.

     SurgiCare performed 3,719 cases for the nine months ending September 30, 2001 compared to 2,245 procedures for the same period in 2000, an increase of 66% in average monthly utilization. Memorial Village Surgery Center accounted for the significant increase. For the nine months ending September 30, 2001, Memorial Village performed 2,312 cases. Revenues generated per case increased 49% from $1,717 for the nine months ending September 30, 2000, to $2,564 for the same period in 2001.

     Although revenues per case increased, earnings available to common shareholders per case decreased 187% from $771 per case for the nine months ending September 30, 2000, to $268 for the same period in 2001. Again, this is due to the expansion of SurgiCare's infrastructure and the use of specialty pain management implants.

     As a percent of revenue, total expenses rose from 53.98% for the nine months ending September 30, 2000, to 64.44% for the same period in 2001. Again, the increased costs are directly related to the expansion of SurgiCare's infrastructure, the development of our 4th and 5th surgery centers and the amortization of goodwill associated with the Memorial Village acquisition.

     Total direct surgical costs decreased from 30.71% of revenue for the nine months ending September 30, 2000 to 30.24% for the same period ending in 2001. Again, this decrease is a direct result of programs initiated by SurgiCare to monitor and control direct surgical costs.

     General and administrative costs for the nine months ending September 30, 2001 increased to 34.20% of revenue compared to 23.27% of revenue for the same period in 2000. The increased costs are directly related to the expansion of SurgiCare's infrastructure required to maintain the current and future acquisition and development of surgery centers and the amortization of goodwill associated with the Memorial Village acquisition. In addition, start-up and marketing costs were incurred for our 4th surgery center, now in operation, and our 5th surgery center, currently under development. As these centers are completed, SurgiCare will receive a development fee for their efforts.

     In October 2000, SurgiCare acquired a majority interest in Memorial Village Surgery Center, a Texas limited partnership. For the nine months ending September 30, 2001, the minority interest earnings were $1,204,237. This amount has been deducted from SurgiCare's earnings. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     In October 2000, SurgiCare acquired a minority interest in San Jacinto Surgery center, a Texas limited partnership. For the nine months ending September 30, 2001, the Company's earnings from the partnership were $155,188. No comparative data is available to note the percentage increase (decrease) from the applicable prior period.

     Interest expense for the nine months ending September 30, 2001 increased to 7.41% of revenue compared to 1.10% of revenue for the same period in 2000. This increase is the direct result of the costs associated with the debt facility utilized to acquire Memorial Village Surgery Center.

     Federal Income Tax expense for the nine months ending September 30, 2000 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates.

     Earnings available to common shareholders for the nine months ending September 30, 2001 increased to $995,879 from $548,342 for the same period in 2000. This increase of 82% is due to (1) increased utilization rates from the Memorial Village acquisition, (2) increased revenues per case, and (3) decreased direct surgical costs.

LIQUIDITY and CAPITAL RESOURCES

        SurgiCare's current source of liquidity consists primarily of funds from operations. SurgiCare generated $1,789,012 in cash from operations. These funds were used to acquire additional equipment and reduce certain long-term obligations. In addition, SurgiCare has obtained a working capital line of credit in the amount of $2,000,000, secured by the Company's accounts receivable and inventory, to insure the availability of resources for the Company's expansion needs. SurgiCare believes that the cash available from operations and the working capital facility are sufficient to meet the company's operational requirements.

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


Date:  November 12, 2001                        REGISTRANT:

                                                        SurgiCare, Inc.

                                                By: /s/ David Blumfield
                                                     Dr. David Blumfield
                                                     President and CEO


                                                By:  /s/ CHARLES S. COHEN
                                                     Charles S. Cohen
                                                     Chief Operating Officer


ITEM 6.
INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION
       3.1         * Amended and Restated Certificate of Incorporation of
                     SurgiCare, Inc.
       3.2         * Articles of Incorporation of Bellaire SurgiCare, Inc.
       3.3         * By-Laws of Technical Coatings Incorporated
                     (now SurgiCare, Inc.)



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