Form 10KSB
period 2001-12-31
SURGICARE INC/DE
filed 2002-03-29
CIK 755113

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10K-SB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                   58-1597246

 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

   12727 KIMBERLY LN., SUITE 200 HOUSTON, TX                  77024
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (713) 973-6675
SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH REGISTERED
         -------------------                   ----------------

     COMMON STOCK, $.005 PAR VALUE            THE AMERICAN STOCK EXCHANGE
     SERIES A REDEEMABLE PREFERRED
     STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, and no disclosure will be contained in this form, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SB or any amendment to this Form 10-SB. |_|

SurgiCare's revenues for fiscal year ended December 31, 2001: $12,335,578

     As of March 27, 2002, 14,139,669 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported by the American Stock Exchange) of the Registrant held by non-affiliates on March 20, 2002 was approximately $1,435,195, based upon a per share price of $2.20, the closing price per share for the company's Common Stock on the American Stock Exchange on that day.

================================================================================

                                 SURGICARE, INC.

                                   FORM 10K-SB

                                TABLE OF CONTENTS

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission or matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Management's Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants
PART III
Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With 16(a) of the Exchange Act.
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     SurgiCare was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984 its name was changed to Technical Coatings, Inc. ("TCI"). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers. On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation ("Bellaire"), in exchange for the issuance of 9,860,000 shares of common stock, par value $.005 per share ("Common Stock") and 1,350,000 shares of Series A Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"), of SurgiCare to the holders of Bellaire's common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. As of December 31, 2001, the company owned a majority interest in three surgery centers, one of which is currently under development, and a minority interest as general partner in three additional centers, one of which is currently under development. All of SurgiCare's centers are located in Texas.

     SurgiCare is authorized to issue up to 50,000,000 shares of common stock, par value $.005 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

     SurgiCare, Inc's. principal executive offices are located at 12727 Kimberly Lane, Suite 200, Houston, TX 77024, and its telephone number is 713-973-6675.

     Bellaire SurgiCare, Inc.

     SurgiCare's current management personnel were, immediately prior to the reverse acquisition with Bellaire, management personnel of Bellaire. Bellaire owns and operates an ambulatory surgery center located in Houston, Texas. Bellaire has been in operation for 14 years, first as The Institute for Eye Surgery, and since March of 1995, as Bellaire SurgiCare, Inc. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, reconstructive, as well as general surgery, utilize this facility. The surgeons performing surgery at Bellaire generally charge their patients for the professional services they provide, while Bellaire only charges the patients for the facility fee.

     SurgiCare Memorial Village, L.P.

     SurgiCare, through its wholly owned subsidiary Town & Country SurgiCare, Inc., owns a 60% General Partnership interest in SurgiCare Memorial Village, L.P. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, reconstructive, as well as general surgery, utilize this facility. The surgeons performing surgery at Memorial Village generally charge their patients for the professional services they provide, while Memorial Village only charges the patients for the facility fee.

     San Jacinto Surgery Center, L.P.

     SurgiCare through its wholly owned subsidiary Baytown SurgiCare, Inc. owns a 10% General Partnership interest in Jacinto Surgery Center, L.P. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at San Jacinto generally charge their patients for the professional services they provide, while San Jacinto only charges the patients for the facility fee.

     Bayside SurgiCare, L.P.

     SurgiCare, through its wholly owned subsidiary Southeast SurgiCare, Inc., owns a 20% General Partnership interest in Bayside SurgiCare, L.P. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at Bayside generally charge their patients for the professional services they provide, while Bayside only charges the patients for the facility fee.

     1st Street SurgiCare, L.P.

     SurgiCare through its subsidiary West Loop SurgiCare Inc. owns a 51% General Partnership interest in 1st Street SurgiCare, Inc. This center will provide four operating rooms for a wide range of surgical procedures with a strong emphasis in reconstructive plastic surgery. We anticipate this center to become operational within the 2nd quarter of 2002. The surgeons performing surgery at 1st Street generally charge their patients for the professional services they provide, while 1st Street only charges for the facility fee.

     Physicians Endoscopy Center, Ltd., RLLP

     SurgiCare through its wholly owned subsidiary Town & Country SurgiCare, Inc. owns 10% of Physicians Endoscopy Center, Ltd., RLLP. This center is a single specialty center that will be equipped to do endoscopic procedures. The physicians performing procedures at Physicians Endoscopy generally charge their patients for the professional services they provide, while Physicians Endoscopy only charges for the facility fee.

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

     According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory (June 2001), an industry publication, freestanding outpatient surgery centers are one of the fastest growing segments of the healthcare industry and are positioned well to become the premier provider of outpatient surgery. The number of outpatient surgery cases increased 97% from 3.1 million in 1993 to 6.1 million in 2000. As of December 2001, there were over 3,100 freestanding ambulatory surgery centers in the U.S., of which 70% were independently owned.

     SurgiCare believes that the following factors have contributed to the growth of ambulatory surgery centers:

COST-EFFECTIVE ALTERNATIVE

     Ambulatory surgical centers are not usually saddled with the high cost and overhead of the ancillary services such as administration, laboratory, radiology, or dietary, that are generally found in the hospital settings. Therefore surgery is generally less expensive than hospital inpatient surgery. In addition, SurgiCare believes that surgery performed at a freestanding ambulatory surgery center is also less expensive than hospital based ambulatory surgery for a number of reasons, including

          Lower facility development costs.
          Lower cost associated with ancillary services.
          More efficient staffing and space utilization.
          Specialized operating environment focused on cost containment.

     SurgiCare believes that interest in ambulatory surgery centers has grown as managed care organizations have continued to seek a cost-effective alternative to inpatient services.

PHYSICIAN AND PATIENT PREFERENCE

     Operating physicians, who have determined that their patients are in need of a surgical procedure, generally choose in which facility the surgery will be performed. In most cases, patients will have their surgery performed at the facility that their doctor determines is most appropriate.

     Freestanding ambulatory surgery centers subject neither doctors nor their patients to the large institutional environment found at both acute care inpatient hospitals, and out patient surgery centers located within a hospital.

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

BUSINESS PHILOSOPHY

     SurgiCare believes that physician owned and operated surgical centers have tended to be extremely profitable. This profitability results primarily from the fact that physicians who own and operate an ambulatory surgical center are the center's most significant source of patients, and benefactors. Generally, it is the operating physician, not the patient, who chooses the facilities where surgical procedures are to be done. Because this decision is made at the physician level, it is in fact the physicians bringing patients to the outpatient surgical facility.

     SurgiCare believes that ambulatory surgical centers receive their patient referrals almost exclusively from the operating physicians. Therefore, it becomes an extremely important role of a center's management to insure that the operating physicians have everything they need, and that they are pleased with the results that they are able to obtain at the center. If management and the operating physicians are substantially the same, it becomes much easier to insure that physician needs are meet, and that their experiences at the centers are pleasant.

     Furthermore, SurgiCare believes that when operating physicians own and operate an ambulatory surgical center, they become cost conscious. Without allowing cost consciousness to become detrimental to the patients, it may still have a significant effect on the overall profitability of the center. For these reasons, SurgiCare believes physician owned ambulatory surgical centers have historically been extremely profitable.

     SurgiCare believes that the profitability of freestanding ambulatory surgery centers tends to make them attractive to acquirers. Nevertheless, following the acquisition of a physician owned center, evidence suggests that the typical center's profitability will significantly decrease. SurgiCare believes that this typical decline in profitability can be explained, in part, because in many of such acquisitions, the operating physicians lose control of the center. After a typical acquisition of an ambulatory surgery center, the control of the center is typically vested in non-physician management. The factors motivating the physician users to insure the center's profitability are therefore typically removed.

     SurgiCare's management structure consists of physicians and healthcare professionals. SurgiCare's management has substantial experience in the operations and management of ambulatory surgical centers. SurgiCare also expects that it will issue its own shares, or other equity interests to the physicians who own and operate other centers which SurgiCare may acquire an interest. SurgiCare believes that it will thereby be able to substantially align the interests of SurgiCare's management and shareholders with those of the physician owners of centers in which SurgiCare may acquire an interest. SurgiCare also presently intends to permit each surgery center to be substantially managed by its own board, which is anticipated to consist of a majority of physicians associated with the center and one or more representatives of SurgiCare. Based upon this approach, SurgiCare expects that it will benefit from the substantial unity of goals and motivations of its own management and shareholders with those of physicians who have previously owned and operated a freestanding center acquired, in whole or in part, by SurgiCare.

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

Achieve Growth in Surgery Center Volumes, Revenues and Profitability.

     SurgiCare intends to enhance physician productivity and promote increased same-center volumes, revenues and profitability by increasing physician involvement, and creating operating efficiencies, including improved scheduling, group purchasing programs and clinical efficiencies.

     SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the date of this filing, SurgiCare has entered into two agreements for the acquisition and development of additional surgery centers, 1st Street SurgiCare, LP and Physicians Endoscopy Center, Ltd, RLLP. In addition to management of these centers, SurgiCare owns a 10% General Partnership interest in Physicians Endoscopy and controlling interest of the general partner which owns 51% of 1st Street SurgiCare.

     SurgiCare expects that generally the acquisition of other surgery centers will take the form of mergers, stock-for-stock exchanges or stock-for-assets exchanges, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies. SurgiCare may acquire less than all of the interest in a particular center when such an acquisitions approach is thought to be advisable.

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

     In presenting the advantages to physicians of developing a new freestanding ambulatory surgery center in partnership with SurgiCare, SurgiCare anticipates that the SurgiCare's development staff will emphasize the following factors, among others:

1. Simplified administrative procedures.

2. The ability to schedule consecutive cases without preemption by inpatient or emergency procedures.

3. Rapid turnaround time between cases.

4. The high technical competency of the center's clinical staff that performs only a limited number of specialized procedures, and state-of-the-art surgical equipment.

     SurgiCare expects that it will provide the following developmental services: financial feasibility pro forma analysis; assistance in state CON approval process; site selection; assistance in space analysis and schematic floor plan design; analysis of local, state, and federal building codes; negotiation of equipment financing with lenders; equipment budgeting, specification, bidding, and purchasing; construction financing; architectural oversight; contractor bidding; construction management; assistance with licensing; assistance with Medicare certification and third party managed care contracts.

     SurgiCare currently intends that its ownership interests in most of its freestanding ambulatory surgery centers will generally be greater than 51%. However, from time to time SurgiCare may identify centers where it is advantageous to acquire interest less than a majority. Regardless of the percentage of each center that SurgiCare acquires, the physicians who had owned and operated a center acquired by SurgiCare, or who have newly developed a center in partnership with SurgiCare, generally will become substantial shareholders in SurgiCare. The local physicians will generally continue to oversee their local operations. SurgiCare anticipates that the terms of its acquisition agreements with new centers will include a provision for the appointment of one or more physician partners from each newly acquired center to a position on the Physicians Advisory Board that will advise the SurgiCare board and management on operational aspects of the center.

SURGERY CENTER LOCATIONS

     The following table sets forth information related to SurgiCare's surgical centers in operation as of December 31, 2001.

                            SURGERY CENTER LOCATIONS

                                                                 ACQUISITION          PROJECTED         SURGICARE
           NAME                            LOCATION                 DATE               OPENING          OWNERSHIP
-----------------------------          ----------------        --------------      --------------     -------------
Bellaire SurgiCare                      Houston, Texas            July 1999              N/A               100%
SurgiCare Memorial Village              Houston, Texas            Oct. 2000              N/A                60%
San Jacinto Surgery Center              Baytown, Texas            Oct. 2000              N/A                10%
Bayside SurgiCare                       Pasadena, Texas           Aug. 2001              N/A                20%
1st Street SurgiCare                    Bellaire, Texas           Nov. 2001           June 2002             51%
Physicians Endoscopy Center             Houston, Texas            Jan. 2002           June 2002             10%

AAAHC ACCREDIDATION

     Three of SurgiCare's surgery centers are currently accredited by the Accreditation Association for Ambulatory Health Care Inc. ("AAAHC"). Although not required, SurgiCare believes that obtaining a AAAHC accreditation is useful in competing for, and contracting with certain managed care organizations. SurgiCare, where practical, will strive to obtain AAAHC accreditation.

REVENUES

     SurgiCare's principal source of revenues is a surgical facility fee, charged to patients, for surgical procedures performed in its surgery centers. SurgiCare depends upon third-party programs, including governmental and private health insurance programs to pay these fees, on behalf of their patients. Patients are responsible for the co-payments and deductibles when applicable. The fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. In addition to the facility fee revenues, SurgiCare also earns management fees from its operating facilities and development fees from centers which it develops.

     Freestanding ambulatory surgery centers such as those in which SurgiCare owns and intends to acquire, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. SurgiCare derived approximately 11.5% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the past trailing 12-month period.

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

     SurgiCare estimates that if full implementation of the proposed rates occurred in January 2002, they would adversely affect our annual revenues by less than 2% based on the proposed rates and our historical procedure and payer mix. However, we believe due to the four year phase-in of the new rates coupled with updated rates based on a new cost survey to be used in 2003 and cost efficiencies we can implement at both the center and corporate level, our financial results will not be materially impacted by the rule's implementation. However, there can be no assurance that the implementation of this rule will not adversely impact our financial condition, results of operation and business prospects.

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

MANAGED CARE CONTRACTS

     SurgiCare's participation in managed care contracts, often referred to as HMO's and PPO's, in most cases simply makes it more convenient and cost effective for a potential patient to allow their doctor to choose a SurgiCare facility. Participation in most managed care contracts is helpful, but not material to SurgiCare's business. SurgiCare believes that its current center can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to hospital based surgery centers with which SurgiCare competes for managed care contracts. SurgiCare intends that any additional center, which it may acquire, will be similarly situated. In competing for Managed Care contracts, it is important that SurgiCare be able to show insurance companies that it provides quality healthcare at affordable competitive prices.

GOVERNMENT REGULATION

     The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. Regulatory activities affect the business activities of SurgiCare by controlling its growth, requiring licensure and certification for its facilities, regulating the use of SurgiCare's properties, and controlling reimbursement to SurgiCare for the services it provides.

     Certificates of Need and State Licensing (CON). CON regulations control the development of ambulatory surgery centers in certain states. CONs generally provide that prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health-planning agency. State CON statutes generally provide that, prior to the construction of new facilities or the introduction of new services, a designated state health-planning agency must determine that a need exists for those facilities or services. SurgiCare expects that its development of ambulatory surgery centers will generally focus on states that do not require CONs. However, acquisitions of existing surgery centers, even in states that require CONs for new centers, generally do not require CON regulatory approval.

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

     Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of healthcare providers. SurgiCare believes that its operations are in compliance with these laws in the states in which it currently does business. The National Association of Insurance Commissioners (the "NAIC") recently endorsed a policy proposing the state regulation of risk assumption by healthcare providers. The policy proposes prohibiting providers from entering capitated payment or other risk sharing contracts except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, healthcare providers will be precluded from entering into capitated contracts directly with employers and benefit plans other than HMOs and insurance companies.

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

     With respect to managed care contracts that do not involve capitated payments or some other form of financial risk sharing, federal and state antitrust laws restrict the ability of healthcare provider networks such as SurgiCare's specialty physician networks to negotiate payments on a collective basis.

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

     Since performing surgery is a fundamental part of any surgical practice, the facilities where a surgeon chooses to operate is considered to be an extension of the surgical practice. It is acceptable for certain surgical procedures to be done in a doctor's office; other procedures require a more clinical environment such as that of an ambulatory surgical center, or a hospital. Regardless of the location, when a surgeon performs a procedure, the surgical procedure is part of the surgical practice, and therefore the location is considered to be an extension of the practice.

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

     The Regulations set forth two specific exemptions or "safe harbors" related to "investment interests": the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The corporate structure of SurgiCare and its centers meet all of the criteria of either existing "investment interests" safe harbor as announced in the Regulations.

     While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to SurgiCare or its subsidiaries. SurgiCare believes that it is in compliance with the current requirements of applicable federal and state law.

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

     Ambulatory surgery is not identified as a "designated health service", and SurgiCare therefore, does not believe that ambulatory surgery is otherwise subject to the restrictions set forth in Stark II. Proposed regulations pursuant to Stark II that were published on January 9, 1998 specifically provide that services provided in any ambulatory surgery center and reimbursed under the composite payment rate are not designated health services.

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

     Administrative Simplification and Privacy Requirements. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 16, 2002. The Company cannot predict the impact that these regulations, when fully implemented, will have on its operations. The Administrative Simplification Provisions also require HHS to adopt standards to protect the security and privacy of health-related information. HHS proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed would require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, HHS released final regulations containing privacy standards in December 2000. These privacy regulations are scheduled to become effective April 2001 and compliance with these regulations is required by April 2003. Therefore, these privacy regulations could be further amended prior to the compliance date. However, as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations, as proposed, and the privacy regulations could impose significant costs on HCA's facilities in order to comply with these standards. The Company cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on its operations. Violations of the Administrative Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, there are numerous legislative and regulatory initiatives at the Federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These statutes vary and could impose additional penalties.

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

EMPLOYEES

     As of December 31, 2001, SurgiCare and its subsidiaries employed approximately 130 persons, 75 of who were full-time employees and 55 of who were part-time employees. Of the above, 8 were employed at SurgiCare's corporate office in Houston, Texas and the remaining employees were employed by SurgiCare's surgery centers. SurgiCare believes its relationship with its employees to be good. SurgiCare does not have any employment or labor contracts, nor does it currently plan on having any such contracts with any operating physician on staff at any of its facilities. At this time, SurgiCare believes that all of its nurses and other employees have (at will) employment relationships with the company.

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

     Surgeons specializing in podiatry, orthopedics, pain management, gynecology, ophthalmology, reconstructive, as well as general surgery, utilize SurgiCare's facilities. SurgiCare is not dependent on the revenue generated by patients brought by any single operating physician. At certain facilities, SurgiCare derives a large portion of its revenue from procedures performed within specific specialties. Currently, podiatry and pain management are the dominant specialties at Bellaire. Since Bellaire has over twenty podiatrist and three pain management physicians bringing patients to the surgery center, none are considered to be a major customer.

ITEM 2. DESCRIPTION OF PROPERTY

     SurgiCare's principal office is located at 12727 Kimberly Lane, Suite 200, Houston, Texas, 77024. This property is approximately 3,900 square feet, located on the 2nd floor of the Kimberley Medical Office Building above our Memorial Village surgery center. The property is leased from an unaffiliated third party for an initial term that expires in August 2006, but with an option to renew for an additional five years thereafter. Annual rental of $55,272.96 is payable monthly in the amount of $4,606.08. SurgiCare maintains tenant fire and casualty insurance on its property located in such building in an amount deemed adequate by SurgiCare. The other four surgery centers in operation at December 31, 2001, lease space ranging from 10,000 to 14,000 square feet with remaining lease terms ranging between 12 and 15 years.

ITEM 3. LEGAL PROCEEDINGS

     SurgiCare is not party to, and none of its property or holdings is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings that will have a material adverse effect upon SurgiCare's condition or operation.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

     SurgiCare held its annual meeting on November 13, 2001 and approved the election of its Officers and Directors and the appointment of its auditors by unanimous vote. The Company also approved the adoption of an Employee Stock Option plan with 7,248,438 votes in favor and 1,660,740 against.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

     In April 2000, the company began trading on the Nasdaq's Over The Counter Bulletin Board. In July 2001, SurgiCare qualified for listing on the American Stock Exchange and began trading on this exchange at that time. The following table represents the high and low sales prices per share of the company's common stock for each of the quarters in 2001:

                                                      HIGH              LOW
                                                     ------           ------
Quarter ended March 31, 2001                         $ 5.88           $ 3.88
Quarter ended June 30, 2001                          $ 5.50           $ 2.20
Quarter ended September 30, 2001                     $ 4.95           $ 1.85
Quarter ended December 31, 2001                      $ 2.93           $ 1.75

HOLDERS

     SurgiCare believes that there were approximately 585 holders of record of the Company's Common Stock, and 15 holders of the Company's Series A Preferred as of December 31, 2001.

DIVIDENDS

     SurgiCare has not paid dividends on shares of its Common Stock within the last two years, and does not expect to declare or pay any cash dividends on its common shares in the foreseeable future

CONVERTIBLE SECURITIES AND RESTRICTED SECURITIES

     Convertible Securities. At the date of filing of this registration statement, there are 1,316,100 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible at the option of the holder into one share of Common Stock of SurgiCare.

     Pursuant to the Investment Banking Agreement Dated December 6, 2000 between SurgiCare, Inc. and EquiTrade Securities Corporation ("EquiTrade"), SurgiCare has agreed to issue warrants for the purchase of 125,000 shares of SurgiCare common stock at $.25 per share.

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

     Restricted Securities. As of December 31, 2001, there were approximately 565 holders of record of SurgiCare's Common Stock and 15 holders of record of its Series A Preferred Stock. Currently 12,413,219 of the 14,089,320 shares of Common Stock and all of the shares of Series A Preferred Stock issued and outstanding are deemed to be "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act and may be publicly resold only if registered under the Securities Act in the future or sold in accordance with an applicable exemption from registration, such as is set forth in Rule 144. SurgiCare believes that its directors and officers constituting affiliates of SurgiCare currently own 5,967,750 restricted shares of Common Stock and 600,000 restricted shares of Series A Preferred Stock.

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

     Shares owned by persons who, under the Securities Act, are deemed to be affiliates of SurgiCare are subject to volume limitations, manner of sale provisions, notification requirements, and requirements as to the availability of current public information regarding SurgiCare, regardless of how long the shares have been owned. As defined in Rule 144, an affiliate of an issuer is a person that directly or indirectly through the use of one or more intermediaries, controls, or is controlled by, or is under common control with, the issuer. SurgiCare believes that Messrs. Blumfield, Penso, Nagler, Mineo, Miller, Cohen, Deyer and Horn (its directors and officers) are affiliates of SurgiCare.

TRANSFER AGENT

     SurgiCare's transfer agent is First National Trust Company; their address is 635 E. 10 1/2 Street. Houston, Texas, 77008. Their telephone number is 713-869-4075.

RECENT SALES OF UNREGISTERED SECURITIES

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

     (i) SurgiCare is constantly striving to achieve increase profits from existing revenues. Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore, SurgiCare is always looking for ways to decrease the cost of surgical supplies. Through participation in national buying groups SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies "Just in Time", and provide quality services, at reduced prices. SurgiCare has found that the purchasing policies that govern the acquisition of surgical equipment is an important key to maximize a centers profit. Therefore, all equipment is purchased at the corporate level, in order to insure that the equipment is purchased at the lowest possible price.

     (ii) SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. At the time of this filing, SurgiCare has entered into two agreements for the development of new ambulatory surgery centers in Houston, TX., 1st Street Surgicare and Physicians Endoscopy Center. Although there are no commitments, understandings, or agreements with any other potential acquisition targets talks are on-going for the acquisition of additional centers. All of such discussions have been tentative in nature and there can be no assurance that SurgiCare will acquire any center with whom discussions have been conducted. SurgiCare expects that generally the acquisition of another surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, and that in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies.

FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

                                               2001         2000        1999
                                             --------     --------    --------
Revenues, net                                 100.00%      100.00%     100.00%
Expenses
     Total Direct Cost of Services             34.82%       38.34%      28.65%
General & Administrative Expenses
     Total G & A                               39.19%       30.37%      27.19%
     Total Expenses                            74.01%       66.01%      55.84%
     Operating Income                          25.99%       33.99%      44.16%
Other Income
     Total Other Income                       -15.75%       -1.28%      -0.60%
Earnings Before Federal Income Tax Expense     10.24%       28.53%      43.55%
Federal Income Tax Expense (Benefit)
     Current                                     .02%        6.36%       3.93%


     Deferred                                   4.78%        4.12%      12.95%
     Net Earnings                               5.43%       18.04%      26.68%

     RESULTS OF OPERATION

     The following table sets forth for the period indicated the number of surgical cases.

                              FACILITY UTILIZATION

                                                                          FOR THE
                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                     -----------------------------------------------
                                                         2001                2000            1999
                                                     ------------         ----------      ----------
Number of Cases
    Bellaire                                                 1933               2924            2620
    SurgiCare Memorial Village *                             3077                680               0
Total                                                        5010               3604            2620
Total Surgical Revenues Generated                     $11,701,779         $6,040,167      $4,216,660
Avg. Surgical Revenue Generated per Case              $     2,336         $    1,675      $    1,609
Avg. Earnings Before Federal Income Tax per Case **   $       252         $      478      $      701

     * Numbers reflect only October, November, and December for 2000.

     ** The use of specialty pain management implants in increased numbers for the year ending December 31, 2001 and 2000 has created the appearance of a lower earnings per procedure. Third party payers have a fixed reimbursement for implants at our cost plus a predetermined percentage multiplier that in all cases is less than our usual profit. Earnings per case appear to drop because of this low profit cap and the high cost of these implants. Implants accounted for 30.55% and 14.8% of the total procedure costs for the periods ending December 31, 2001, and 2000, respectfully.

     Management does not consider the use of implants or the associated reduction in earnings per case significant in view of the fact that revenues, earnings and case volume each increased in the twelve-month period ending December 31, 2001.

FISCAL YEAR END 2001 VS. FISCAL YEAR END 2000

     In the twelve months ending December 31, 2001 SurgiCare recorded revenues of $12,335,578 compared to $6,052,434 for the same period in 2000, which represents a 103.81% increase in revenue for the year. This increase is due to the acquisitions completed in the 4th quarter of 2000, and the increase in the number of cases and revenue generated per case. Furthermore, revenues for 2001 included a supplemental, non-cash adjustment of $540,201 to increase the allowance for contractual adjustments. Had this adjustment not been made, revenues would have totaled $12,875,779.

     SurgiCare performed 5010 cases in the calendar year 2001 compared to 3604 cases for the same period in 2000. This represents 39.01% increase in number cases. Although cases increased overall, cases were down at Bellaire for the period between June and September 2001 due to an adjustment within the pain management services. Revenue per case for the year ending December 31, 2001 increased 39.46% to $2,336 from $1,675 for the same period in 2000. Through its continuing efforts to monitor the profitability of specific procedures and services, SurgiCare focuses on the more profitable, less cost-intensive procedures and services it provides.

     SurgiCare earned $362,424 in management fees for the twelve months ending December 31, 2001 compared to $31,658 for the same period in 2000. The increase in fees is the result of the acquisition of two centers in 2000 and the development of another center in 2001.

     SurgiCare earned $271,375 in development fees for the twelve months ending December 31, 2001. These fees were the result of SurgiCare's efforts to develop Bayside SurgiCare ($100,000), 1st Street SurgiCare ($114,750) and Physicians Endoscopy Center ($56,625). As 1st Street and Physicians Endoscopy are completed additional fees will be earned in 2002.

     The pre-tax earnings generated per case decreased from $478 per case for the year ending December 30, 2000, to $252 for the same period in 2001, which represents a 47.28% decrease. This decrease is primarily due to the increase in General and Administrative expenses incurred in building the infrastructure required to support our current and future acquisitions and developments of surgery centers. In addition, the utilization of implants for the period increased. Due to contractual obligations with third party payers, costs per procedure utilizing implants are reimbursed at a fixed rate which is lower than normal direct surgical costs, thereby reducing earnings per case.

     General and Administrative expenses increased as a percentage of total revenue from 27.82% for the year ending December 31, 2000, to 39.19% for the same period in 2001. The increased costs are directly related to the expansion of SurgiCare's infrastructure, marketing costs for current and future acquisitions, and the goodwill associated with the Memorial Village acquisition. In addition, legal, accounting and other professional fees increased as a result of our on-going compliance costs required of public companies. Except for the goodwill, Management expects these costs to continue to decrease, as a percentage of revenue, as the company continues to build its infrastructure and aggressively pursue its merger and acquisition strategy.

     Interest expense for the twelve months ending December 31, 2001 increased to 6.56% of revenue compared to 3.56% of revenue for the same period in 2000. This increase is the direct result of the costs associated with the debt utilized to acquire the Memorial Village Surgery Center.

     In October 2000, SurgiCare acquired a majority interest in SurgiCare Memorial Village, L.P., a Texas limited partnership. For the twelve months ending December 31, 2001, the minority interest earnings were $1,210,674. This amount has been deducted from SurgiCare's earnings. For the three months ending December 31, 2000, minority interest earnings were $128,138.

     In October 2000, SurgiCare acquired a minority interest in San Jacinto Surgery Center, Ltd., a Texas limited partnership. For the twelve months ending December 31, 2001, the Company's earnings from the partnership were $209,411. For the three months ending December 31, 2000, the Company's earnings from the partnership were $11,868.

     In August 2001, SurgiCare acquired a minority interest in Bayside Surgical Partners, L.P., a Texas limited partnership. The Partnership had been under development and opened for business in August 2001. For the five months ending December 31, 2001, the Company's losses from the partnership were $132,831. As noted above, SurgiCare earned a development fee for its efforts in completing this center. No comparative operating data is available to note the percentage increase (decrease) from the applicable prior period.

     As a percentage of revenue, total expenses rose from 66.08% for the year ending December 31, 2000, to 74.01% for the same period in 2001. The increase was due to the increase in General and Administrative expenses noted above. Direct Costs of Revenues decreased from 38.26% of revenue in 2000 to 34.82% of revenue in 2001.

     Federal Income Tax expense for the twelve months ending December 31, 2000 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates.

     Earnings available to common shareholders for the twelve months ending December 31, 2001 increased to $670,360 from $456,115 for the same period in 2000. This represents an increase of 46.97%. Prior to the supplemental, non-cash adjustment to contractual allowances, earnings available to common shareholders were $1,026,893, $.07 per share on basic and fully diluted bases.

     For the year, utilization of the centers remained steady. However, expenses associated with our infrastructure, compliance costs and pending mergers, as well as the limited reimbursement on implant procedures, resulted in pre-tax earnings of 10.24% of revenues for the year ending December 31, 2001 compared to 28.47% for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since its formation, the Company has financed its operating activities primarily through cash generated from operations. Net cash provided by operating activities decreased from $1,139,663 to $381,747 for the year ending December 31, 2001. During the year, accounts receivable increased by $3,160,289. SurgiCare has taken steps to improve its collections of accounts receivable and expects to realize the benefits there from in 2002. The Company had $370,094 of working capital as of December 31, 2001 compared to ($211,175) of working capital as of December 31, 2000. Historically, operating income from SurgiCare centers has provided adequate working capital and the company expects that future operating income will be adequate to fund operations. However, to continue our projected growth including acquisitions, equity financing may be required SurgiCare has completed the refinancing the short term portion of the debt that was utilized in the Memorial Village acquisition. SurgiCare is also exploring certain opportunities to refinance and/or convert much of its long-term debt to equity. There can be no assurance that SurgiCare will be successful in its attempts to refinance or convert any portion of its debt.

     Net cash provided by financing activities for the year was $125,835. Capital expenditures, excluding acquisitions, increased from $366,017 through December 31, 2000 to $468,001 for the same period in 2001. The increase was due to the additional equipment required to increase case capacity within specific surgical services.

     SurgiCare does not foresee any trend or uncertainties that would impact the long-term liquidity of the company. The company does expect to see an increase in liquidity from operations and through the refinancing of certain short term debt to long term debt. The company also anticipates that the majority of future acquisitions will be paid through the issuance of common stock.

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                           PAGE NUMBER
Independent Auditors' Report                                   F-1

Consolidated Balance Sheets                                    F-2

Consolidated Statements of Earnings                            F-4

Consolidated Statements of Shareholders' Equity                F-5

Consolidated Statements of Cash Flows                          F-6

Notes to Consolidated Financial Statements                     F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SurgiCare, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheets of SurgiCare, Inc. as of December 31, 2001 and 2000, and the related Consolidated Statements of Earnings, Shareholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SurgiCare, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 4, 2002

                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                         -----------------------------------------
                                                                                 2001                  2000
                                                                         -------------------   -------------------
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                             $            76,274   $            21,666
   Accounts Receivable:
     Trade (less allowance for contractual
       adjustments and doubtful accounts of
       $4,851,000 and $2,274,000 at December 31, 2001
       and 2000, respectively)                                                     6,222,562             3,088,916
     Shareholders                                                                                          244,500
     Other                                                                            26,643
   Inventory                                                                         583,575               620,150
   Prepaid expenses                                                                  174,082               120,042
   Other current assets                                                              261,872                27,187
                                                                         -------------------   -------------------
       Total Current Assets                                                        7,345,008             4,122,461
                                                                         -------------------   -------------------
PROPERTY AND EQUIPMENT
   Office furniture and equipment                                                    221,277               159,891
   Medical and surgical equipment                                                  2,388,879             2,143,490
   Leasehold improvements                                                            834,795               812,064
   Computer equipment                                                                188,108                68,628
   Transportation equipment                                                           49,157                30,142
                                                                         -------------------   -------------------
                                                                                   3,682,216             3,214,215
   Less:  Accumulated depreciation and amortization                                1,212,167               712,649
                                                                         -------------------   -------------------
                                                                                   2,470,049             2,501,566
GOODWILL (net of amortization of $650,207
   and  $140,626 in 2001 and 2000, respectively)                                   7,023,433             7,485,918

INVESTMENT IN LIMITED PARTNERSHIPS                                                   346,325               331,868

LOAN FEES (net of amortization of $34,470
   and $4,925 in 2001 and 2000, respectively)                                        128,030               157,575
                                                                         -------------------   -------------------
                                                                         $        17,312,845   $        14,599,388
                                                                         ===================   ===================

                                                                                       DECEMBER 31,
                                                                         -----------------------------------------
                                                                                 2001                  2000
                                                                         -------------------   -------------------
                             LIABILITIES
CURRENT LIABILITIES
   Current maturities of long-term debt                                  $         1,789,441   $           920,350
   Lines of credit                                                                 2,140,546             1,084,501
   Current portion of capital leases                                                 124,437                79,383
   Due to San Jacinto                                                                                      170,000
   Accounts payable                                                                1,177,682               494,760
   Accrued expenses                                                                  133,232               367,201
   Federal income tax payable                                                        224,576               422,441
   Deferred federal income tax                                                     1,385,000               795,000
                                                                         -------------------   -------------------
       Total Current Liabilities                                                   6,974,914             4,333,636

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                  236,247                38,383

LONG-TERM DEBT                                                                     2,989,865             4,556,894

MINORITY INTEREST IN PARTNERSHIP                                                     915,584               202,600
                                                                         -------------------   -------------------
                                                                                  11,116,610             9,131,513

                        SHAREHOLDERS' EQUITY
PREFERRED STOCK, Series A, par value
   $.001, 1,650,000 authorized; 1,316,100
   issued and outstanding at December 31, 2001;
   and 1,450,000 issued and
   outstanding at December 31, 2000;
   redemption and liquidation value $6,580,500                                         1,316                 1,450

COMMON STOCK, par value $.005, 50,000,000
   shares authorized, 14,089,320 issued and
   outstanding at December 31, 2001;
   13,954,320 issued and outstanding at December 31, 2000                             70,446                69,771

ADDITIONAL PAID-IN CAPITAL                                                         4,991,301             4,710,907

RETAINED EARNINGS                                                                  1,141,422               693,997

Less:  Shareholder receivables                                                        (8,250)               (8,250)
                                                                         -------------------   -------------------
                                                                                   6,196,235             5,467,875
                                                                         -------------------   -------------------
                                                                         $        17,312,845   $        14,599,388
                                                                         ===================   ===================

                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                   FOR THE YEAR ENDED
                                                                                                       DECEMBER 31,
                                                                                         ---------------------------------------
                                                                                                 2001                 2000
                                                                                         ------------------   ------------------
REVENUES:
   Surgical, net                                                                         $       11,701,779   $        6,020,776
   Management fees                                                                                  362,424               31,658
   Development fees                                                                                 271,375
                                                                                         ------------------   ------------------
                                                                                                 12,335,578            6,052,434
                                                                                         ------------------   ------------------
DIRECT COST OF REVENUES:
   Surgical costs                                                                                 2,572,373            1,404,078
   Clinical salaries and benefits                                                                 1,233,247              600,933
   Other                                                                                            489,976              310,848
                                                                                         ------------------   ------------------
                                                                                                  4,295,596            2,315,859
                                                                                         ------------------   ------------------
GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries and benefits                                                                          1,169,061              404,779
   Management and affiliation fees                                                                  159,966               93,625
   Rent                                                                                             482,048              224,670
   Depreciation and amortization                                                                  1,038,644              364,465
   Professional fees                                                                              1,181,111              197,774
   Taxes                                                                                            125,118               99,489
   Other                                                                                            678,345              298,811
                                                                                         ------------------   ------------------
                                                                                                  4,834,293           1,683, 613
                                                                                         ------------------   ------------------
                                                                                                  9,129,889            3,999,472
                                                                                         ------------------   ------------------
OPERATING INCOME                                                                                  3,205,689            2,052,962
                                                                                         ------------------   ------------------
OTHER INCOME (EXPENSE)
   Miscellaneous income                                                                                 863                2,259
   Equity in earnings of limited partnerships                                                        76,580               11,868
   Interest expense                                                                                (809,098)            (215,532)
                                                                                         ------------------   ------------------
                                                                                                   (731,655)            (201,405)
                                                                                         ------------------   ------------------
EARNINGS BEFORE MINORITY INTEREST AND FEDERAL INCOME TAX EXPENSE                                  2,474,034            1,851,557
MINORITY INTEREST IN EARNINGS OF PARTNERSHIP                                                     (1,210,674)            (128,138)
                                                                                         ------------------   ------------------
Earnings Before Federal Income Tax Expense                                                        1,263,360            1,723,419
                                                                                         ------------------   ------------------
FEDERAL INCOME TAX EXPENSE
   Current                                                                                            3,000              384,304
   Deferred                                                                                         590,000              249,000
                                                                                         ------------------   ------------------
                                                                                                    593,000              633,304
                                                                                         ------------------   ------------------
NET EARNINGS                                                                             $          670,360   $        1,090,115
                                                                                         ==================   ==================
Net earnings per share - basic                                                           $              .05   $              .04
                                                                                         ==================   ==================
Net earnings per share - diluted                                                         $              .04   $              .04
                                                                                         ==================   ==================

                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                 $.005 Par Value
                                                 Preferred Stock                   Common Stock           Additional
                                           ---------------------------       -------------------------     Paid-in
                                                Shares          Amount           Shares         Amount     Capital
                                           -----------   -------------       ----------  -------------  --------------
BALANCE - DECEMBER 31, 1999                  1,400,000   $       1,400       12,596,657  $      62,983  $      900,245
Sale of preferred stock                         50,000              50                                          22,450
Collections on shareholder receivables
Acquisition of Memorial Village                                               1,357,663          6,788       3,713,212
Dividends paid to preferred shareholders
Issuance of warrants                                                                                            75,000
Net earnings
                                           -----------   -------------   --------------  -------------  --------------
BALANCE - DECEMBER 31, 2000                  1,450,000           1,450       13,954,320         69,771       4,710,907
Sale of preferred stock                         50,000              50                                          22,450
Collections on shareholder receivables
Conversion of preferred stock                 (135,000)           (135)         135,000            675            (540)
Redemption of preferred stock                  (48,900)            (49)                                        (21,516)
Issuance of warrants                                                                                           280,000
Net earnings
                                           -----------   -------------   --------------  -------------  --------------
BALANCE - DECEMBER 31, 2001                  1,316,100   $       1,316       14,089,320  $      70,446  $    4,991,301
                                           ===========   =============   ==============  =============  ==============

                                              Retained        Shareholder         Total
                                              Earnings        Receivables         Equity
                                           --------------   --------------    --------------
BALANCE - DECEMBER 31, 1999                $      237,882   $      (27,500)   $    1,175,010
Sale of preferred stock                                            (15,000)            7,500
Collections on shareholder receivables                              34,250            34,250
Acquisition of Memorial Village                                                    3,720,000
Dividends paid to preferred shareholders         (634,000)                          (634,000)
Issuance of warrants                                                                  75,000
Net earnings                                    1,090,115                          1,090,115
                                           --------------   --------------    --------------
BALANCE - DECEMBER 31, 2000                       693,997           (8,250)        5,467,875
Sale of preferred stock                                            (13,000)            9,500
Collections on shareholder receivables                              13,000            13,000
Conversion of preferred stock
Redemption of preferred stock                    (222,935)                          (244,500)
Issuance of warrants                                                                 280,000
Net earnings                                      670,360                            670,360
                                           --------------   --------------    --------------
BALANCE - DECEMBER 31, 2001                $    1,141,422   $       (8,250)   $    6,196,235
                                           ==============   ==============    ==============

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED  DECEMBER 31,
                                                              ---------------------------------------
                                                                     2001                 2000
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                               $          670,360   $        1,090,115
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Equity in earnings of limited partnerships                        (76,580)             (11,868)
       Minority interest in earnings of partnership                    1,210,674              128,138
       Depreciation and amortization                                   1,038,644              364,465
       Deferred federal income tax                                       590,000              249,000
       (Increase) Decrease in:
         Accounts receivable                                          (3,160,289)            (792,190)
         Inventory                                                        36,575             (165,792)
         Prepaid expenses                                                225,960              (77,351)
         Other current assets                                           (234,685)              12,988
       Increase (Decrease) in:
         Accounts payable                                                512,922             (223,567)
         Federal income tax payable                                     (197,865)             326,804
         Accrued expenses                                               (233,969)             238,921
                                                              ------------------   ------------------
       Net Cash Provided by Operating Activities                         381,747            1,139,663
                                                              ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Memorial Village                                          (47,096)          (4,515,056)
   Capital expenditures                                                 (468,001)            (366,017)
   Advance to shareholders                                                                   (244,500)
   Collection on other receivable                                                              80,849
   Distributions from partnerships                                       111,600
   Investment in limited partnerships                                    (49,477)            (150,000)
                                                              ------------------   ------------------
       Net Cash Used in Investing Activities                            (452,974)          (5,194,724)
                                                              ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on debt                                                    267,528            4,869,116
   Payments on debt                                                     (965,466)          (1,398,114)
   Net proceeds from lines of credit                                   1,056,045            1,084,501
   Proceeds from capital lease obligation                                348,996
   Principal payments on capital lease                                  (106,078)             (42,885)
   Collections on shareholder receivable                                  13,000               34,250
   Dividends paid to preferred shareholders                                                  (634,000)
   Distributions to limited partners                                    (497,690)
   Sale of preferred stock                                                 9,500                7,500
   Proceeds from issuance of warrants                                                          75,000
   Loan fees                                                                                 (162,500)
                                                              ------------------   ------------------
       Net Cash Provided by Financing Activities                         125,835            3,832,868
                                                              ------------------   ------------------

                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                          2001                 2000
                                                                                  ------------------   ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          54,608             (222,193)
Cash and Cash Equivalents - Beginning of Period                                               21,666              243,859
                                                                                  ------------------   ------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $           76,274   $           21,666
                                                                                  ==================   ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                  $          724,816   $          245,764
                                                                                  ==================   ==================
   Taxes paid                                                                     $          200,865   $           57,500
                                                                                  ==================   ==================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Investment in San Jacinto                                                                           $          170,000
                                                                                                       ==================
   Redemption of preferred stock with shareholder receivable                      $          244,500
                                                                                  ==================

During 2000, the Company acquired the following assets of Memorial Village Surgery Center, L.P.:

   Accounts receivable                                                            $          544,742
   Inventory                                                                                 364,997
   Prepaid expenses                                                                           15,516
   Property and equipment                                                                  1,943,611
   Goodwill                                                                                7,454,440
   Other current assets                                                                       18,975
   Accounts payable                                                                         (570,642)
   Capital leases                                                                            (89,643)
   Debt                                                                                   (1,372,478)
   Stock issued                                                                           (3,720,000)
   Minority interest in net assets                                                           (74,462)
                                                                                  ------------------
       Net cash paid                                                              $        4,515,056
                                                                                  ==================

                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - ACCOUNTING POLICIES

SurgiCare, Inc. (the Company) maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

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

  In May 2001, Southeast Surgicare, Inc. was formed as a Texas corporation and a wholly-owned subsidiary of Surgicare, Inc. Southeast Surgicare, Inc. is a 20% general partner of Bayside Surgical Partners, L.P., which operates a day surgery center in Pasadena, Texas.

  PRINCIPLES OF CONSOLIDATION

  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bellaire SurgiCare, Inc., Town & Country SurgiCare, Inc., Baytown SurgiCare, Inc. and Southeast Surgicare, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

  The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



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

  DEVELOPMENT FEES

  The Company has development agreements with three entities to provide certain services in connection with the development of surgery centers. Development fee revenue is recognized based on completion of the services including, but not limited to, design and construction of the surgery center, ensuring regulatory compliance, and other administrative, operational and financial activities.

  INVENTORY

  Inventory consists of medical and pharmaceutical supplies which are stated at the lower of cost or market. Cost is determined under the first-in, first-out method.

  PROPERTY AND EQUIPMENT

  Property and equipment are presented at cost. Medical and surgical equipment, of approximately $395,000, under capital lease is recorded at the present value of future minimum lease payments. Depreciation and amortization are computed at rates considered sufficient to amortize the cost of the assets, using the straight-line method over their estimated useful lives as follows:

           Office furniture and equipment                   7  years
           Medical and surgical equipment                   5  years
           Leasehold improvements                     5  - 10  years
           Computer equipment                               5  years
           Transportation equipment                         5  years

  INVESTMENT IN LIMITED PARTNERSHIPS

  The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



  As of December 31, 2001 and 2000, the Company has a 10% general partnership interest in San Jacinto Surgery Center, Ltd., a Texas limited partnership. As of December 31, 2001, the difference in the carrying amount of the investment and the underlying equity in net assets of San Jacinto was approximately $235,000. This amount is being amortized over 15 years using the straight-line method. Effective January 1, 2002, this goodwill will no longer be amortized (See Goodwill below). As of December 31, 2001, San Jacinto had a $1,000,000 draw note payable to a bank with an outstanding balance of $625,000 which is guaranteed by the Company. The note bears interest at the prime rate plus 1% and is secured by the accounts receivable of San Jacinto. The note matures November 15, 2002.

  As of December 31, 2001, the Company has a 20% general partnership interest in Bayside Surgical Partners, L.P., a Delaware limited partnership. As of December 31, 2001, Bayside had a draw note payable to a bank with an outstanding balance of $750,000 which is guaranteed by the Company. The note bears interest at the prime rate plus 1% and is secured by the accounts receivable of Bayside. The note matures August 21, 2002.

  GOODWILL

  Goodwill arises from the acquisition of assets at an amount in excess of their fair market value. Amortization is computed by the straight-line method over 15 years.

  In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill or, alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

  LOAN FEES

  Fees paid in connection with obtaining debt financing are being amortized over
  5.5 years, the term of the loan.

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



  FEDERAL INCOME TAXES

  The Company computes federal income tax based upon prevailing rates at year end.

  The Company provides deferred income taxes for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

  RECLASSIFICATIONS

  Certain reclassifications have been made in the 2000 financial statements to conform with the reporting format in 2001. Such reclassifications had no effect on previously reported earnings.

  USE OF ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Effective August, 2001, the Company acquired a 20% general partnership interest in Bayside Surgical Partners, L.P. (Bayside) for $49,477 in cash.

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, include common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method, and assumes the conversion of the Company's preferred stock for the period outstanding since their issuance. In 2000, the conversion of preferred stock to common stock is anti-dilutive and is therefore not included in the calculation of diluted weighted average common shares outstanding.

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                                  2001                  2000
                                                                           -------------------   -------------------
  EARNINGS PER SHARE:
    Net earnings                                                           $           670,360   $         1,090,115
    Less: Preferred dividends                                                                                634,000
                                                                           -------------------   -------------------
    Net earnings available for common shareholders                         $           670,360   $           456,115
                                                                           ===================   ===================
    Weighted average shares outstanding                                             14,030,570            12,860,029
    Dilutive stock options and warrants                                                161,495                26,647
    Conversion of preferred shares                                                   1,349,500
                                                                           -------------------   -------------------
    Weighted average common shares outstanding for purposes of computing diluted net earnings per share
                                                                                    15,541,565            12,886,676
                                                                           ===================   ===================
    Net earnings per share - basic                                         $               .05   $               .04
                                                                           ===================   ===================
    Net earnings per share - diluted                                       $               .04   $               .04
                                                                           ===================   ===================

NOTE 4 - LINES-OF-CREDIT

Lines-of-credit for the years ended December 31, 2001 and 2000, are as follows:

                                                                                  2001                  2000
                                                                          -------------------   -------------------
  $2,500,000 revolving lines-of-credit with a financial institution, secured by accounts receivable, bearing interest at prime plus
     2%, interest payable monthly, due October, 2002                      $         2,140,546   $           731,361
  $400,000 revolving line-of-credit with a
     bank, secured by accounts receivable, bearing interest at prime,
     interest payable monthly, due April, 2001                                                              353,140
                                                                          -------------------   -------------------
                                                                          $         2,140,546   $         1,084,501
                                                                          ===================   ===================

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



NOTE 5 - LONG-TERM DEBT

Long-term debt as of December 31, 2001 and 2000, is as follows:

                                                                                      2001          2000
                                                                                  -----------   -----------
Note payable to a financial institution, secured by all assets of the Company, due in monthly installments of $81,068 including interest at 11.5%, due
   April, 2006                                                                    $ 3,306,942   $ 3,675,000

Note payable to a financial institution, secured by all assets of the Company and 400,000 shares of Surgicare, Inc. common stock pledged by certain shareholders, $375,000 due February, 2002, remaining principal refinanced, due in monthly installments of $11,060 including interest at 12%, due January
   2006                                                                               750,000       750,000

Note payable to a financial institution, secured by inventory and equipment, due in monthly installments of $44,482 including interest at 11.5%, due November,
   2002                                                                               465,921       921,290

Note payable to a financial institution, secured by inventory and equipment, due in monthly installments of $3,280 including interest at 9.5%, due November,
   2002                                                                                34,427        68,727

Note payable to a financial institution, secured by inventory and equipment, due in monthly installments of $1,739 including interest at 11.1%, due November,
   2002                                                                                18,244        36,154

Note payable to a bank, secured by an automobile, due on demand or in monthly installments of $691 including interest at 9.5%, until
   September, 2004                                                                     20,012        26,073

Note payable to a financial institution, secured by an automobile, due in monthly installments of $550 including interest at 7.99%, due
   November, 2004                                                                      17,093

Note payable to a bank, due on demand or in monthly installments of $6,944 plus interest at prime plus 1%, until
   December, 2003                                                                     166,667
                                                                                  -----------   -----------

                                                                                    4,779,306     5,477,244

Less: Current maturities                                                            1,789,441       920,350
                                                                                  -----------   -----------
                                                                                  $ 2,989,865   $ 4,556,894
                                                                                  ===========   ===========

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



Long-term debt is payable in the future as follows:

                     For the Year Ending
                        December 31,
                     -------------------
                            2002                               $    1,789,441
                            2003                                      803,135
                            2004                                      900,383
                            2005                                      969,705
                            2006                                      316,642
                                                               --------------
                                                               $    4,779,306
                                                               ==============

The loan agreement relating to the notes payable to a financial institution contains requirements for maintenance of defined minimum financial ratios. The Company is in compliance with all such provisions as of December 31, 2001, or has obtained waivers for non-compliance.

NOTE 6 - LONG-TERM CAPITAL LEASES

The Company leases certain equipment from third parties. The leases expire through 2003. The stockholders have guaranteed the leases.

The following is a schedule of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2001:

                     For the Year Ending
                       December 31,
                     -------------------
                            2002                               $      148,998
                            2003                                      111,962
                            2004                                       97,641
                            2005                                       62,953
                            2006                                       28,470
                                                               --------------
                                                                      450,024
             Less: Amount representing interest                       (89,340)
                                                               --------------
             Present value of minimum lease payments                  360,684
             Less: Current obligations                                124,437
                                                               --------------
             Long-term obligations under capital lease         $      236,247
                                                               ==============

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



NOTE 7 - OPERATING LEASES

The Company leases its treatment facilities under operating leases which expire in 2003 and 2006. The leases provide for annual operating expense increases. The Company also leases medical equipment under an operating lease which expires in 2006. Base rental payments under these lease agreements are as follows:

                     For the Year Ending
                        December 31,
                     -------------------
                            2002                               $      544,187
                            2003                                      430,556
                            2004                                      351,318
                            2005                                      351,318
                            2006                                      118,071
                                                               --------------
                                                               $    1,795,450
                                                               ==============

NOTE 8 - MANAGEMENT FEES

The Company has contracted with affiliated outpatient surgical centers to manage the operation of the treatment facilities. Under the contracts, the Company receives fees ranging from 2% to 5% of revenues collected by the facilities under contract. The Company recorded the following fees during 2001 and 2000:

                                                                    2001             2000
                                                               --------------   -------------
 Surgicare Memorial Village, L.P.                              $      120,170   $      12,267
 San Jacinto Surgery Center, Ltd.                                     212,939          19,391
 Bayside Surgical Partners, L.P.                                       29,315
                                                               --------------   -------------
                                                               $      362,424   $      31,658
                                                               ==============   =============

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2001 and 2000, the Company had non-interest-bearing receivables from shareholders of $8,250 for the purchase of stock.

As of December 31, 2001, the Company had a receivable from Bayside Surgical Partners of $67,857.

As of December 31, 2000, the Company had a payable of $170,000 due to San Jacinto for the purchase of a 10% general partnership interest. As of December 31, 2001 and 2000, respectively, the Company had a receivable from San Jacinto of $24,229 and $7,107.

As of December 31, 2000, the Company had other non-interest-bearing receivables from shareholders of $244,500.

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



NOTE 10 - FEDERAL INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective tax rate at December 31, 2001 and 2000, is as follows:

                                                                     2001            2000
                                                               --------------   -------------
 Federal income tax expense at statutory rate                  $      429,543   $     585,962
 Correction of prior year accrual                                     150,000
 Other                                                                 13,457          47,342
                                                               --------------   -------------
                                                               $      593,000   $     633,304
                                                               ==============   =============

The components of the deferred tax asset and tax liabilities as of December 31, 2001 and 2000, are as follows:

                                                                   2001              2000
                                                               --------------   --------------
 Deferred tax asset:
   Franchise tax accrual                                       $                $       19,000
                                                               --------------   --------------
                                                                                        19,000
                                                               --------------   --------------
 Deferred tax liabilities:
   Investment in Memorial Village Surgery Center               $     (511,000)  $      (18,000)
   Accrual to cash conversion                                        (874,000)        (791,000)
   Accumulated depreciation                                                             (5,000)
                                                               --------------   --------------
                                                                   (1,385,000)        (814,000)
                                                               --------------   --------------
       Net deferred tax liability                              $   (1,385,000)  $     (795,000)
                                                               ==============   ==============

NOTE 11 - PREFERRED STOCK

The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share. The stock also has a liquidation preference of $5 per share. The Series A preferred stock accrued dividends at a rate of $.48 per share per annum which were payable, in arrears, on the first day of the month. Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held. Effective December, 2000, the dividends on the preferred stock were suspended.

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



NOTE 12 - WARRANTS AND OPTIONS

TRANSACTIONS WITH OTHER THAN EMPLOYEES

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued.

During 2001, options to purchase 125,000 shares of common stock at $.10 per share were issued to a consultant. The options are exercisable through December 2004 and were valued at $280,000 or $2.24 per share.

During 2000, in connection with the issuance of debt, warrants to purchase 200,000 shares of common stock at $3.00 were issued to a lender. The warrants are exercisable through April, 2007, and were valued at $75,000 or $.375 per share.

TRANSACTIONS WITH EMPLOYEES

The Company accounts for its employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant.

On October 5, 2001, the Company granted options to purchase 860,000 shares of common stock to employees. The options vest over various periods, have an exercise price of $1.90 and a term of 10 years.

Information with respect to employee stock options for December 31, 2001, is as follows:

                                                                                  Price
                                                                                   Per
                                                                      Options     Share
                                                                      -------   ---------
             Outstanding on January 1, 2001                                 0

             Granted                                                  860,000   $    1.90

             Forfeited
                                                                      -------   ---------
             Outstanding on December 31, 2001                         860,000   $    1.90
                                                                      =======   =========

             Exercisable on December 31, 2001                         361,668   $    1.90
                                                                      =======   =========

             Weighted average fair value of

             options granted during the year                          $   .61
                                                                      =======
             Weighted average remaining life of exercisable
                options at December 31, 2001                          $  9.75 years
                                                                      =============

                                 SURGICARE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2001 AND 2000



The fair value of the options at date of grant was estimated for 2001 using the Black-Scholes Model with the following assumptions:

             Risk-free interest rate                                3.91%

             Expected life                                        5 years

             Expected dividends                                      None

Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, using the fair value based method, the Company's net income would have been reduced to the following pro forma amounts:

                                                                                             2001
                                                                                     -------------------
             Net income - as reported                                                $           670,360
                                                                                     ===================
             Net income - pro forma                                                  $           524,027
                                                                                     ===================

             Basic earnings per share - as reported                                  $               .05
                                                                                     ===================

             Basic earnings per share - pro forma                                    $               .04
                                                                                     ===================

             Diluted earnings per share - as reported                                $               .04
                                                                                     ===================

             Diluted earnings per share - pro forma                                  $               .03
                                                                                     ===================

NOTE 13 - 401(k) PLAN

    The Company has an employee benefit under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to a maximum of 15% of their income. The Company matches 25% of the employees deferral up to 4% of their income. The Company contributions vest 20% after 2 years of service and 20% each year thereafter, being fully vested after 6 years of service. During 2001, the Company contributed approximately $4,000 to the plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

SurgiCare's Directors and Executive Officers are as follows:

NAME /ADDRESS                                                   POSITION                   AGE
David Blumfield..............................       President and Co-Chief Executive        43
                                                                Officer
                                                                Director
Jeffery Penso................................                Vice-President                 46
Sherman Nagler...............................                   Secretary                   46
Michael Mineo................................                   Treasurer                   46
                                                                Director
Charles S. Cohen.............................          Co-Chief Executive Officer           40
Bruce Miller.................................                   Director                    53
Robert J. Horn                                                  Officer                     60
Tony Rotondo                                                    Officer                     35
James Deyer                                                     Director

        Dr. David Blumfield D.P.M. was elected as a Director and President and Co-Chief Executive Officer of SurgiCare, Inc. on July 10, 1999. Dr. Blumfield has served as President of Bellaire SurgiCare, Inc. since March of 1995. He has been in private practice for 15 years. He received his undergraduate degree in 1980 at Wilkes University, and then attended the Temple College of Podiatric Medicine. He has been a diplomat of the American Board of Podiatric Surgery since 1988.

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

        Charles S. Cohen was elected as a Director and Co-Chief Operating Officer of SurgiCare, Inc. on July 10, 1999. Mr. Cohen has been the acting Chief Operating Officer of Bellaire SurgiCare, Inc. since September 1998. Prior to September of 1998, Mr. Cohen was the President of Medical Distributors International, Inc. (MDI) he was elected to that position in November of 1994. He has served as a Director of TMDI Medical, from 1995-1997. Both MDI and TMDI were involved with the international purchasing, importing, and exporting of medical and surgical equipment. Mr. Cohen was educated at the University of Missouri at Columbia in business.

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

        Robert J. Horn, Chief Financial Officer, has taken two privately held companies public successfully in the past half decade. He is noted for expertise in cash management, raising capital, and managing the functions of emerging companies. He also founded The Public Group, Inc., a business consulting firm, assisting in the transition from private to public company status, due diligence, mergers and acquisitions, and business plan formulation. Previously, Mr. Horn served as the President/CEO of several banks in a successful banking career of 30 years, delivering a high rate of return on assets. He received a B.S. in Business Administration from Arizona State University. Also, he completed graduate work in money and banking at the University of Colorado. Further, EXIM Bank in Washington, D.C. has awarded him all NAFTA certifications for import-export finance.

        Tony Rotondo, Senior Vice President of Operations, is responsible for the operations and performance of SRGs outpatient facilities. Previously, Mr. Rotondo was Director/Vice President of Operations for Foundation Surgery Affiliates, Inc. Prior to that, he was in senior operations management with Physicians Surgical Care, Inc. and National Surgery Centers, Inc. His career spans eleven years of health care management with an effective track record of revenue and volume increases. Mr. Rotondo received his BBA in Marketing from Texas Tech University in 1989 and his MBA from the University of St. Thomas in 1996.

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

        Based solely on SurgiCare's review of the copies of such forms received by SurgiCare, SurgiCare believes that during the year ended December 31,2001 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with except.

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

          NAME                PRINCIPAL POSITION             YEAR                  ANNUAL            SECURITIES UNDER-
                                                                                COMPENSATION         LYING OPTIONS (#)
     David Blumfield           President and CEO             2001                 $ 52,500              175,000(a)
                                                             2000                 $ 24,000
      Charles Cohen         Chief Operating Officer          2001                 $125,000              233,333(a)
                                                             2000                 $ 75,000
                                                             1999                 $ 75,000
     Robert J. Horn         Chief Financial Officer          2001                 $ 45,000              250,000(a)
     Tony Rotondo            Sr. VP of Operations            2001                 $ 70,000               25,000(a)

(a) Warrants to purchase common stock at $1.90 per share.

Except as set forth in the table, no compensation has been rewarded to, earned by or paid to any of the Covered Executives and required to be reported in the table for any of the last three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, to the best knowledge of SurgiCare as of March 27, 2002, with respect to each person known by SurgiCare to own beneficially more than 5% of any class of SurgiCare's outstanding common stock.

TITLE OF CLASS                   NAME AND ADDRESS OF          AMOUNT AND NATURE OF          PERCENT OF CLASS
                                  BENEFICIAL OWNER            BENEFICIAL OWNERSHIP
Common Stock................    SCOA                           1,053,256                            7.45%
                                1930 S. Bryant
                                Edmond, OK 73013

Common Stock................    David Blumfield                  991,127(c)                         7.01%
Series A Preferred              7400 Fannin # 1100                91,000(b)                         6.91%
                                Houston, TX 77056

Common Stock................    Sherman Nagler                   801,378                            5.67%
Series A Preferred              1200 Binz                         91,000(b)                         6.91%
                                Houston, TX 77004

Common Stock................    William Bradbury                 795,078                            5.62%
Series A Preferred              7400 Fannin #1100                 91,000(b)                         6.91%
                                Houston, TX 77056

Common Stock................    Robert Parker                    790,576                            5.59%
Series A Preferred              14441 Memorial #16                91,000(b)                         6.91%
                                Houston, TX 77079

Common Stock................    Jeffery Penso                    786,378                            5.56%
Series A Preferred              11006 Westheimer                  91,000(b)                         6.91%
                                Houston, TX 77042

Common Stock................    Gregory Mangum                   785,878                            5.56%
Series A Preferred              4754 Beechnut                     91,000(b)                         6.91%
                                Houston, TX 77096

Common Stock................    Jeffrey Ross                     795,878                            5.63%
Series A Preferred              6624 Fannin #2450                 91,000(b)                         6.91%
                                Houston, TX 77030

Common Stock................    Michael Mineo                    798,177                            5.64%
Series A Preferred              6699 Chimney Rock                 91,000(b)                         6.91%
                                Houston, TX 77081

Common Stock................    Bruce Miller                     789,878                            5.59%
Series A Preferred              13737 S.W. Freeway                91,000(b)                         6.91%
                                Sugarland, TX 77478

Common Stock................    Brian Zale                       807,128                            5.71%
Series A Preferred              11320 S. Post Oak #1              91,000(b)                         6.91%



                                Houston, TX 77035

Common Stock................    Son Nguyen                       809,778                            5.73%
Series A Preferred              1120-A Dennis                     91,000(b)                         6.91%
                                Houston, TX 77004

Common Stock................    Long Nguyen                      786,978                            5.57%
Series A Preferred              4007 Bellaire #FF                 91,000(b)                         6.91%
                                Houston, TX 77025

Common Stock................    Larry Likover                    866,272                            6.13%
Series A Preferred              902 Frostwood #902                91,000(b)                         6.91%
                                Houston, TX

a. As of March 27, 2002, 14,139,669 shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial.

b. As of March 27,2002, 1,316,100 shares of Series A Preferred were issued and outstanding. Unless otherwise noted, the security ownership of such Series A Preferred disclosed in the table is of record and beneficial.

        Security ownership of management.

        The following table sets forth information, to the best knowledge of SurgiCare as of March 27, 2002, with respect to the beneficial ownership of each officer and director, and all directors and executive officers as a group.

TITLE OF CLASS                   NAME AND ADDRESS OF        AMOUNT AND NATURE OF            PERCENT OF CLASS
                                  BENEFICIAL OWNER          BENEFICIAL OWNERSHIP (a)
Common Stock................    David Blumfield                 991,127(c)                         7.01%
Series A Preferred              7400 Fannin #1100                91,000(b)                         6.91%
                                Houston, TX 7705

Common Stock................    Jeffery Penso                   786,378                            5.56%
Series A Preferred              11006 Westheimer                 91,000(b)                         6.91%
                                Houston, TX 77042

Common Stock................    Sherman Nagler                  801,378                            5.67%
Series A Preferred              1200 Binz                        91,000(b)                         6.91%
                                Houston, TX 77004

Common Stock................    Michael Mineo                   798,177                            5.64%
Series A Preferred              6699 Chimney Rock                91,000(b)                         6.91%
                                Houston, TX 77081

Common Stock................    Charles S. Cohen                266,883(d)                         1.90%
                                8902 Loch Lomond
                                Houston, TX 77096

Common Stock................    Robert J. Horn                  250,000(Warrants)
                                22410 Crescent Cove
                                Katy, TX 77459

Common Stock................    Tony Rotondo                     25,000(Warrants)



                                1715 Parkview Ln.
                                Missouri City, TX 77494

Common Stock................    James Deyer                       1,000

All officers and directors                                    3,510,610(a)                         25.78%
(nine persons)..............

a. As of March 27,2002, 14,139,669 shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial.

b. As of March 27, 2002, 1,316,100 shares of Series A Preferred were issued and outstanding. Unless otherwise noted, the security ownership of such Series A Preferred disclosed in the table is of record and beneficial.

c. Includes warrants to purchase 175,000 shares of common stock at $1.90 per share.

d. Includes warrants to purchase 233,333 shares of common stock at $1.90 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of December 31, 2001, the Company entered into a contractual relationship with its founding physicians, all of whom are beneficial owners of 5% or more of the Company's common stock, whereby the physicians would be retained as an independent group to oversee the activities of the physician staffed medical executive committees of each of SurgiCare's surgery centers. While the respective medical executive committees determine medical policy at their individual centers, the Company believes that it will strengthen the Company's general supervision and coordination of activities and the delivery of medical services at its centers to have a centralized non-employee group of physicians review the activities of each of the centers' medical executive committees and periodically report to the SurgiCare Board of Directors. The Company expects that the compensation to be paid to the physician group for its services will be approximately $60,000 per month.

PART III

ITEM13. EXHIBITS AND REPORTS ON FORM 10K

(A) EXHIBITS

EXHIBIT                                             DESCRIPTION
NUMBER
 3.1 *           Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
 3.2 *           Articles of Incorporation of Bellaire SurgiCare, Inc.
 3.3 *           By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.)
 3.4 *           By-Laws of Bellaire SurgiCare, Inc.
 4   *           Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable
 21  *           List of Subsidiaries of SurgiCare, Inc.

Incorporated herein by reference to the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000.

                    (B) Reports on Form 8-K

        As of December 31, 2001, there were no 8-K filings for the period covered by this filing.