Form 10QSB
period 2002-03-31
SURGICARE INC/DE
filed 2002-05-14
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from                to

SURGICARE, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	58-1597246
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

12727 KIMBERLEY LN., SUITE 200
HOUSTON, TEXAS	77024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

ISSUER’S TELEPHONE NUMBER: (713) 973-6675

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of May 13, 2002, 14,164,320 shares of Common Stock, $0.005 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Table of Contents

To jump to a section, double-click on the section name

10 QSB OTHERDOC

PART I

FINANCIAL INFORMATION

The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payer practices, SurgiCare’s historical and current compliance with existing or future healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved. SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the “Index to Financial Statements”

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31 2001, and March 31, 2002

Consolidated Income Statement for the three months ending as of March 31, 2001 and 2002.

Consolidated Statement of Cash Flows for the three months ending as of March 31, 2001 and 2002.

SURGICARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002
		(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$76,274	$44,299
Accounts receivable (less allowance for contractual adjustments and doubtful accounts of $4,851,000 at December 31, 2001 and $6,820,085 at March 31, 2002)	6,222,562	7,371,558
Other receivables	26,643	38,759
Inventory	583,575	621,675
Prepaid expenses	174,082	179,757
Other current assets	124,996	532,254

Total Current Assets	7,208,132	8,788,302

Property and Equipment
Office furniture and equipment	221,277	250,146
Medical and surgical equipment	2,388,879	2,393,879
Leasehold improvements	834,795	834,795
Computer equipment	188,108	250,172
Transportation equipment	49,157	19,015

	3,682,216	3,748,007

Less: Accumulated depreciation and amortization	(1,212,167)	(1,345,135)

Total Property and Equipment	2,470,049	2,402,872

Other Assets
Goodwill (net of amortization of $650,207)	7,023,433	7,023,433
Loan fees (net of amortization of $34,470 at December 31, 2001 and $41,856 at March 31, 2002	128,030	120,644
Investment in limited partnerships	346,325	448,233
Deposits	136,876	136,876

TOTAL ASSETS	$17,312,845	$18,920,360

SURGICARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002
		(unaudited)
LIABILITIES

Current Liabilities
Current maturities of long-term debt	$1,789,441	$1,203,500
Lines of credit	2,140,546	2,831,082
Current portion of capital leases	124,437	124,669
Accounts payable	1,177,682	1,175,956
Accrued expenses	133,232	32,581
Federal income taxes	1,609,576	1,883,643

Total Current Liabilities	6,974,914	7,251,431

Long-Term Capital Lease Obligations	236,247	255,859

Long-Term Debt	2,989,865	3,430,628

Minority Interest in Partnership	915,584	1,181,216

Total Liabilities	11,116,610	12,119,134

SHAREHOLDERS’ EQUITY

Preferred Stock, Series A, par value $.001, 1,650,000 authorized, 1,316,100 issued and outstanding.	1,316	1,316

Common Stock, par value $.005, 50,000,000 shares authorized, 14,089,320 and 14,164,320 issued and outstanding at December 31, 2001 and March 31, 2002, respectively.	70,446	70,821

Additional Paid-In Capital	4,991,301	5,167,876

Retained Earnings	1,141,422	1,569,463

Less: Shareholder receivables	(8,250)	(8,250)

Total Shareholders’ Equity	6,196,235	6,801,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,312,845	$18,920,360

SURGICARE, INC.

CONSOLIDATED INCOME STATEMENT

(unaudited)

	FOR THE THREE MONTHS ENDING March 31,

	2001	2002

Revenues, net	$3,168,317	$3,263,990

Expenses
Direct Surgical Expenses
Surgical Costs	584,166	369,710
Clinical salaries and benefits	338,544	319,221
Other	126,089	119,374

Total Direct Surgical Expenses	1,048,799	808,305

General and Administrative Expenses
Salaries and benefits	216,253	331,391
Professional fees	270,590	292,503
Rent	112,142	132,335
Management fees	18,657	24,962
Depreciation and amortization	252,018	148,894
Consulting fees	35,000
Other operating expenses	149,515	200,175
Taxes	32,372	10,854

Total General and Administrative Expenses	1,086,547	1,141,114

Total Expenses	2,135,346	1,949,419
Operating Income	1,032,971	1,314,571

Other Income (Expense)
Gain (Loss) on sale of asset		(2,118)
Miscellaneous income	57	79
Equity and Earnings of Limited Partnership	38,653	39,293
Interest Expense	(167,303)	(224,083)

Total Other Income (Expense)	(128,593)	(186,829)

Minority Interest in Earnings of Partnership	(302,319)	(425,632)

Earnings Before Federal Income Tax Expense	602,059	702,108

Federal Income Taxes	234,996	274,067
Net Earnings	$367,063	$428,041

Pro forma earnings per share — basic and diluted	$.02	$.03

SURGICARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE THREE MONTHS ENDING March 31,

	2001	2002
Cash Flows From Operating Activities
Net earnings	$367,063	$428,041
Adjustments to reconcile net earnings to net cash provided by operations:
Equity in Earnings of Limited Partnerships	(39,644)	(39,293)
Minority Interest in Earnings of Partnership	302,319	425,632
Depreciation and amortization	252,019	148,894
Loss on sale of asset		2,118
Non-cash consulting expense	35,000
Deferred federal income tax	(11,900)
Management company termination fee (Increase) Decrease in:
Accounts receivable	(1,444,102)	(1,161,112)
Inventory	55,124	(38,100)
Prepaid expenses	6,132	5,675
Other current assets	(109,861)	(346,059)
Increase (Decrease) in:
Accounts payable	257,636	39,274
Accrued expenses	(5,758)	(100,651)
Federal income tax	120,102	274,067

Net Cash Used by Operating Activities	(215,870)	(372,864)

Cash Flows From Investing Activities
Capital expenditures	(8,324)	(28,901)
Investment in limited partnerships		(14,865)
Distributions from partnerships		27,000

Net Cash Used by Investing Activities	(8,324)	(16,766)

Cash Flows From Financing Activities
Proceeds from notes payable		532,000
Net proceeds from lines of credit	637,186	690,536
Payments on notes payable	(296,470)	(657,693)
Payments on capital leases	(19,722)	(47,189)
Collections on shareholder receivable	2,000
Proceeds from sale of preferred stock	9,500
Distributions to limited partners		(160,000)

Net Cash Provided by Financing Activities	332,494	357,657

Net Increase (Decrease) in Cash and Cash Equivalents	108,300	(31,975)

Cash and Cash Equivalents — Beginning of Period	21,666	76,274

Cash and Cash Equivalents — End of Period	$129,966	$44,299

Supplemental Schedule of Non-Cash Investing And Financing Activities

Common Stock Issued for the Following:

Deposit for Equity Financing Costs		61,200
Investment in Limited Partnerships		74,750
Accounts Payable		41,000
		176,950

Equipment Acquired Through Capital Lease		67,032

SURGICARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

     In the opinion of the SurgiCare’s management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of SurgiCare’s financial position at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001, respectively.

         Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three months ending March 31, 2002 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2002. Refer to the Company’s financial statements on Form 10K-SB for the year ended December 31, 2001 for additional information.

Note 2 — Accounting Policies

         SurgiCare, Inc. (the Company) maintains its accounts on the accrual method of accounting in accordance with generally accepted accounting principles. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

   Principles of Consolidation

            These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Bellaire SurgiCare,
   Inc. and it’s 60% ownership in SurgiCare Memorial Village, L.P. All material intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

   Revenue Recognition

            Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. Revenues are charged with a provision for contractual adjustments and doubtful accounts based on fee schedules, contracts with third-party payers and collection experience.
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

   Goodwill

            Goodwill arises from the acquisition of assets at an amount in excess of their fair market value. Amortization, for 2001, is computed by the straight-line method over 15 years. In accordance with FASB 142, amortization of goodwill, for 2002, is no longer required to be charged. Under FASB 142, the value of certain intangible assets are determined annually, and if the valuation determines that an impairment of the goodwill exists, the asset will be adjusted to reflect its current value. Management does not believe that an impairment has occurred.

   Federal Income Taxes

            Effective July 1, 1999, the Company elected to be taxed as a C corporation under the Internal Revenue Code.
   Taxes on income are provided based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,”
   which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income.

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

Note 3 — Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, include common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method, and assumes the conversion of the Company's preferred stock for the period outstanding, since their issuance.

	For the Three Months Ended March 31, (Unaudited)

	2001	2002

Basic Earnings Per Share:
Net earnings	$367,063	428,041
Weighted average shares outstanding	13,954,320	14,144,320
Dilutive stock options and warrants	187,129	211,996
Conversion of preferred shares	1,316,100	1,316,100
Weighted average common shares outstanding for diluted net earnings per share	15,407,445	15,672,316

Net earnings per share — Basic	$.02	$.03
Net earnings per share — Diluted	$.02	$.03

Note 4 — Preferred Stock Earnings Per Share

         The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share.  Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held.

ITEM 2.

       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     SurgiCare’s  principal  business  strategies  are to (i) increase revenues and  profits  from  cases and  procedures  being  performed in existing  facilities,   (ii) pursue strategic  acquisitions of existing surgery centers, and (iii) develop new, physician-owned ambulatory surgical centers.

     SurgiCare is  constantly  working to achieve  increased  profits from existing  revenues.  Surgical  supply  costs are the  single largest  cost component of any ambulatory surgical center.  As such, SurgiCare is always looking  for  ways to  decrease  the  costs of  surgical  supplies.  Through participation  in  national  buying  groups,  SurgiCare  has  been  able  to negotiate  discounts  on most  of the  commonly  used  surgical  supplies. SurgiCare has also implemented a “Just in Time” approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory. SurgiCare is also always looking for new distributors of its surgical  supplies that have the  capability to deliver the majority of its surgical  supplies  “Just in Time”, and provide  quality  service,  at reduced  prices.  SurgiCare  has found that the  purchasing  policies  that govern  the  acquisition of  surgical  equipment  is an  important  key to maximize a centers  profit.  Therefore, all equipment is purchased at the corporate level, in order to insures that the equipment is purchased at the lowest possible price.

     SurgiCare's growth mode includes acquisitions as Surgicare is continually in the  process  of  identifying  ambulatory  surgical centers as potential acquisition targets.

FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The following table sets forth, for the periods indicated, the number of surgical cases performed and the average revenues generated per case.

	For the Three Months Ended March 31,

	2001	2002

Total Number of Cases	1,343	1,261

Total Revenues Generated	$3,168,317	$3,263,990

Revenue Generated per Case	$2,359	$2,609

Earnings Before Federal Income Tax per Case	$449	$558

THREE MONTHS ENDING MARCH 31, 2002 vs THREE MONTHS ENDING MARCH 31, 2001

       SurgiCare is continuing to make a concerted effort to  increase  both revenues  and  profits.  One of the tools that SurgiCare has used to achieve increased revenues and profits, is a program that involves constantly monitoring the profitability of specific procedures and services. The information is then used to decrease the number of cases being done in those less profitable, high cost  services,  and  increase  the  number  of cases  being  done in the more profitable, less cost-intensive  services.

       SurgiCare performed 1,261 cases for the period ending March 31, 2002 compared to 1,343 cases for the same period in 2001. Although the number of cases performed decreased slightly, the revenues generated per case increased 11% from $2,359 for the three month period ending March 31, 2001, to $2,609 for the same three month period in 2002.  Revenues for the period ending March 31, 2002 increased 3.02% to $3,263,990 from $3,168,317 for the same period in 2001.  The pre-tax earnings generated per case increased 24% from $449 per case for the three month period  ending March 31, 2001, to $558 for the same three month  period in 2002.  The increased revenues and earnings per case are the direct result of SurgiCare’s monitoring of procedure mixes and surgical supply costs.

       Direct Surgical Expenses, as a percent of revenue, decreased from 33.10% for the period ending March 31, 2001 to 24.76% for the same period in 2002. This decrease is the direct result of SurgiCare’s purchasing ability and their continued efforts to maximize the more profitable procedures.

       General and Administrative expenses, as a percent of revenue, increased slightly for the period ending March 31, 2002 to 34.96% from 34.29% for the same period in 2001. The increase is the direct result of SurgiCare’s infrastructure expansion and marketing costs for current and future acquisitions.

       Interest expense, as a percent of revenue, increased for the period ending March 31, 2002 to 6.87% from 5.28% for the same period in 2001. The increase is due primarily to the debt utilized to acquire the Memorial Village Surgery Center, but also the debt incurred to finance the expansion of SurgiCare’s infrastructure.

       Total expenses, as a percent of revenue, decreased from 67.40% for the period ending March 31, 2001 to 59.72% for the same period in 2002. The decrease is due to reduced surgical costs and the $124,527 reduction of amortization of goodwill associated with the Memorial Village acquisition.

       Net Earnings for the period ending March 31, 2002 increased to $428,042 from $367,062 for the same period in 2001. As a percent of revenue, this represents an increase of 13.11%.

LIQUIDITY and CAPTIAL RESOURCES

       SurgiCare’s primary sources of working capital are advances under lines of credit secured by SurgiCare’s accounts receivables. Net cash used by operating activities increased from $215,870 for the period ending March 31, 2001 to $372,865 for the same period in 2002. SurgiCare had working capital of $1,536,871 at March 31, 2002 compared to $233,218 at December 31, 2001. The primary reason for the increase in working capital was the increase in accounts receivable, $1,148,996, from December 31, 2001 to March 31,2002. SurgiCare continues to make necessary changes to improve its billing and collection efforts and expects to realize the benefits there from in 2002.

       Net cash used by investing activities increased from $8,324 for the period ending March 31, 2001 to $16,766 for the same period in 2002. The increased use of cash was primarily for the purchase of new equipment.

       Net cash provided by financing activities increased from $332,494 for the period ending March 31, 2001 to $357,656 for the same period in 2002. The increase in cash was primarily due to additional borrowings on SurgiCare’s lines of credit to maintain its expansion and growth strategies.

       As SurgiCare continues to grow through its planned merger and acquisition strategy, equity financing and/or the refinancing of its current debt structure will be required. In addition, management is aggressively exploring sources of financing. There can be no assurance that SurgiCare will be successful in an equity raise or debt refinancing.

PART II

OTHER INFORMATION

ITEM 1.

Legal Proceedings

                None

ITEM 2.

Change in Securities and Use of Proceeds

                None

ITEM 3.

Default Upon Senior Securities

                None

ITEM 4.

Submission of Matters to a Vote of Security Holder

                None

ITEM 5.

Other Information

                None

ITEM 6.

Exhibits and Reports on Form 8K

                None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2002	REGISTRANT:

SurgiCare, Inc.

	By:	/s/ David Blumfield
Dr. David Blumfield
President and Co-CEO

	By:	/s/ CHARLES S. COHEN
Charles S. Cohen
Co-CEO