Form 10QSB
period 2002-06-30
SURGICARE INC/DE
filed 2002-08-14
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

SURGICARE, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	58-1597246
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

12727 KIMBERLEY LANE, SUITE 200 HOUSTON, TEXAS	77024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

ISSUER’S TELEPHONE NUMBER: (713) 973-6675

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of August 9, 2002, 14,810,440 shares of Common Stock, $0.005 par value per share, were outstanding.

As of August 9, 2002, 1,316,100 shares of Preferred “Series A” Stock, $0.001 par value per share, were outstanding.

As of August 9, 2002, 1,200,000 shares of Preferred “Series AA” Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payor practices, SurgiCare’s historical and current compliance with existing or future healthcare laws and regulations and third party payor requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing.  Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate.  In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved.  SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the “Index to Financial Statements”

SURGICARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$76,274	$380,633
Accounts receivable, net	6,222,562	5,011,333
Other receivables	26,643	103,327
Inventory	583,575	624,233
Prepaid expenses	174,082	208,994
Other current assets	124,996	250,769
Total Current Assets	7,208,132	6,579,289

Property and Equipment
Office furniture and equipment	221,277	1,481,529
Medical and surgical equipment	2,388,879	2,448,854
Leasehold improvements	834,795	916,894
Land		6,069,131
Computer equipment	188,108	374,222
Transportation equipment	49,157	19,015

	3,682,216	11,309,645

Less: Accumulated depreciation and amortization	(1,212,167)	(2,099,743)

Total Property and Equipment	2,470,049	9,209,902

Other Assets
Goodwill	7,023,433	8,038,768
Loan Fees (net of amortization of $34,470 at December 31, 2001 and $49,242 at June 30, 2002)	128,030	113,258
Investment in limited partnerships	346,325	1,086,695
Deposits	136,876	136,876

TOTAL ASSETS	$17,312,845	$25,164,788

	December 31, 2001	June 30, 2002
		(Unaudited)
LIABILITIES

Current Liabilities
Current maturities of long-term debt	$1,789,441	$1,324,832
Revolving lines of credit	2,140,546	2,845,179
Current portion of capital leases	124,437	119,617
Accounts payable	1,177,682	1,785,764
Accrued expenses	133,232	131,059
Federal income taxes	1,609,576	907,059

Total Current Liabilities	6,974,914	7,113,510

Long-Term Capital Lease Obligations	236,247	232,583

Long-Term Debt	2,989,865	4,011,906

Minority Interest in Partnership	915,584	551,020

Total Liabilities	11,116,610	11,909,019

SHAREHOLDERS’ EQUITY

Preferred Stock, Series A, par value $.001, 1,650,000 authorized, 1,316,100 issued and outstanding.	1,316	1,316

Preferred Stock, Series AA, par value $.001, 1,200,000 authorized, issued and outstanding.		1,200

Common Stock, par value $.005, 50,000,000 shares authorized, 14,089,320 and 14,810,440 issued and outstanding at December 31, 2001 and June 30, 2002, respectively	70,446	74,052

Additional Paid-In Capital	4,991,301	13,175,184

Retained Earnings	1,141,422	12,267

Less: Shareholders receivable	(8,250)	(8,250)

Total Shareholders’ Equity	6,196,235	13,255,769

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,312,845	$25,164,788

SURGICARE, INC.

CONSOLIDATED INCOME STATEMENT

(unaudited)

	FOR THE THREE MONTHS ENDING June 30		FOR THE SIX MONTHS ENDING June 30
	2001	2002	2001	2002
Revenues, net	$3,007,445	$3,776,546	$6,175,762	$7,040,536

Expenses
Direct Surgical Expenses
Surgical costs	575,670	683,229	1,159,836	1,052,939
Clinical salaries and benefits	259,404	330,216	597,948	649,437
Other	143,786	216,958	269,875	336,332

Total Direct Surgical Expenses	978,860	1,230,403	2,027,659	2,038,708

General and Administrative Expenses
Salaries and benefits	227,555	399,396	443,808	730,787
Professional fees	252,333	495,635	522,924	788,138
Rent	142,833	150,500	254,975	282,835
Management fees	21,140	30,178	39,797	55,140
Depreciation and amortization	259,135	168,839	511,153	317,734
Consulting fees	35,000	96,200	70,000	131,200
Other operating expenses	130,523	240,227	279,980	405,402
Provision for doubtful accounts		3,757,634		3,757,634
Taxes	36,144	19,685	68,516	30,539

Total General & Administrative Expenses	1,104,663	5,358,294	2,191,153	6,499,409

Total Expenses	2,083,523	6,588,697	4,218,812	8,538,117
Operating Income (Loss)	923,922	(2,812,151)	1,956,950	(1,497,581)

Other Income (Expense)
Gain (Loss) on sale of asset				(2,118)
Miscellaneous income				78
Equity in Earnings of Limited Partnerships	68,146	68,176	106,799	107,469
Interest Expense	(248,259)	(231,112)	(415,562)	(455,195)

Total Other Income (Expense)	(180,113)	(162,936)	(308,763)	(349,766)

Minority Interest in (Earnings) Loss of Partnership	(267,701)	424,250	(570,020)	(1,382)

Earnings (Loss)Before Federal Income Tax Expense	476,108	(2,550,837)	1,078,167	(1,848,729)

Federal Income Tax Expense (Benefit)	190,880	(993,641)	425,876	(719,574)

Net Earnings (Loss)	$285,228	(1,557,196)	$652,291	(1,129,155)

Earnings (Loss) per share - basic	$.02	$(.11)	$.05	$(.08)

Earnings (Loss) per share - diluted	$.02	$(.11)	$.04	$(.08)

SURGICARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE SIX MONTHS ENDING June 30
	2001	2002

Cash Flows From Operating Activities
Net earnings (loss)	$652,291	$(1,129,155)
Adjustments to reconcile net earnings to
net cash provided by operations:
Equity in earnings of limited partnerships	(138,524)	(107,469)
Minority interest in earnings of partnership	570,020	1,382
Depreciation and amortization	511,153	317,733
Loss on sale of asset		2,118
Provision for doubtful accounts		3,757,634
Non-cash consulting expense	70,000	124,200
Deferred federal income tax	167,000
(Increase) Decrease in:
Accounts receivable	(1,915,000)	(2,461,716)
Inventory	37,745	4,343
Prepaid expenses	(40,175)	96,138
Other current assets	(100,412)	(125,773)
Federal income tax	84,045	(702,517)
Increase (Decrease) in:
Accounts payable	573,482	469,417
Accrued expenses	(254,970)	(63,939)

Net Cash Provided by Operating Activities	216,655	182,396

Cash Flows From Investing Activities
Capital expenditures	(44,539)	(171,430)
Investment in limited partnerships	(47,096)	(640,846)
Distributions from partnerships		54,000

Net Cash Used by Investing Activities	(91,635)	(758,276)

Cash Flows From Financing Activities
Borrowings on debt	119,022	750,000
Payments on debt		(1,015,432)
Net proceeds from lines of credit		704,633
Principal payments on capital lease	(48,107)	(75,516)
Collections on shareholder debt	8,000
Proceeds from issuance of preferred stock	9,500
Proceeds from issuance of common stock		882,500
Distributions to limited partners	(162,587)	(365,946)

Net Cash Provided (Used) by Financing Activities	(74,172)	880,239

Net Decrease in Cash and Cash Equivalents	50,848	304,359

Cash and Cash Equivalents - Beginning of Period	21,666	76,274

Cash and Cash Equivalents - End of Period	$72,514	$380,633

SURGICARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 1 - General

In the opinion of Surgicare, Inc.’s (the Company) management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001, respectively.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for the three and six months ending June 30, 2002 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2002.  Refer to the Company’s financial statements on Form 10K-SB for the year ended December 31, 2001 for additional information.

Note 2 - Acquisitions

On May 31, 2002, the Company acquired a 51% interest in the Tuscarawas Ambulatory Surgery Center (“Tuscarawas Center”) located in Dover, Ohio for an aggregate of $725,000 cash and warrants to purchase 200,000 shares of the Company common stock at an exercise price of $.01 per share expiring May 31, 2007.  The warrants were valued at $590,000.  The Company has also entered into a Management Agreement with the Tuscarawas Center to act as exclusive manager of the Tuscarawas Center in exchange for 5% of the Tuscarawas Center’s net monthly collected revenue.

The Company formed a real estate subsidiary to acquire and develop land for new ambulatory surgery centers.  In conjunction with this development, the company acquired five properties in a transaction valued at approximately $6,000,000, which acquisition closed on June 4, 2002, from American International Industries, Inc., Texas Real Estate Enterprises, Inc., and Midcity Houston Properties, Inc.  The Company issued 1,200,000 shares of Series AA Preferred Stock to fund the transaction.  The Series AA Preferred Stock may be redeemed, in whole or in part at any time prior to its Conversion Date (defined below), at the option of the Company.  The redemption price is $5.00 per share.  The Series AA Preferred Stock shall be converted automatically into shares of SurgiCare common stock on a 1-to-1 basis, with 300,000 shares being converted on each of the following four dates: June 4, 2003, June 4, 2004, June 4, 2005, and June 5, 2006 (each date referred to as a “Conversion Date”).  However, in the event that the value of the common stock is less than $5.00 per share for the five (5) days preceding the Conversion Date, the holder shall be entitled to receive, at SurgiCare’s discretion, either: (a) shares of Series B Preferred Stock, which is yet to be designated, or (b) cash in an amount equal to the difference between $5.00 and the value of a share of common stock on the Conversion Date multiplied by the number of shares of Series AA Preferred Stock converted (the “Cash Amount”).  The number of shares of Series B Preferred Stock that the holder would be entitled shall be determined by dividing the Cash Amount (that would be received if the holder selected the cash option) by the value of a share of common stock.  Though the Series B Redeemable Preferred Stock has not been designated, it shall be redeemed on the first anniversary of their issuance at the rate of $5.00 per share and shall bear dividends at a rate per annum of 16% of their face value payable in cash quarterly until such shares are redeemed.  Holders of Series AA Preferred Stock are entitled to one vote for each share of Series AA Preferred Stock held at all shareholders meetings for all purposes.

Note 3 - Goodwill

Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method.  Goodwill acquired in business combinations prior to June 30, 2001 had been amortized using the straight-line method over an estimated useful life of 20 years.  In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized but instead be reviewed periodically for possible impairment.  The Company has adopted SFAS No. 142 effective January 1, 2002 and will no longer amortize goodwill.

Comparative Proforma results of adopting SFAS 142 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net Income (Loss):

Reported net income (loss)	$(1,557,196)	$285,228	$(1,129,155)	$652,291

Goodwill amortization	—	127,395	—	254,791

Proforma net income (loss)	$(1,557,196)	$412,623	$(1,129,155)	$907,082

Basic and Diluted earnings per share:

Reported net income (loss)	$(.11)	$.02	$(.08)	$.05

Goodwill amortization	—	.01	—	.02

Proforma net income (loss)	$(.11)	$.03	$(.08)	$.07

Under SFAS 142, the Company must complete its initial assessment of goodwill for possible impairment no later than December 31, 2002.  The Company has completed the first phase of this impairment test and believes that there was no impairment of goodwill as of January 1, 2002.

Note 4 - Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding.  Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, include common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method, and assumes the conversion of the Company’s preferred stock for the period outstanding, since their issuance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Basic Earnings Per Share:
Net Earnings (Loss)	$(1,557,196)	$285,228	$(1,129,155)	$652,291
Weighted average shares outstanding	14,693,450	14,089,320	14,420,650	13,971,820
Dilutive stock options and warrants	(A )	41,528	(A )	62,519
Conversion of preferred shares	(A )	1,316,100	(A )	1,316,100
Weighted average common shares outstanding for diluted net earnings per share	14,693,450	15,446,948	14,420,650	15,350,439
Net earnings (loss) per share - Basic	$(.11)	$.02	$(.08)	$.05
Net earnings (loss) per share - Diluted	$(.11)	$.02	$(.08)	$.04

(A)     No incremental shares are included because their effect would be anti-dilutive.

ITEM 2.

Management’s  Discussion and Analysis of Financial Condition and results of Operation.

The information  contained  herein contains  certain forward looking statements  within the meaning of Section 27A of the  Securities Act of 1933, as amended and  Section 21E of the  Securities  Exchange  Act of 1934,  as amended, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payor practices, SurgiCare’s historical and current compliance with existing or future healthcare laws and regulations and third party payor requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing.  Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore,  there  can be no  assurance  that the forward looking statements included in this Form 10Q-SB will prove to be accurate.  In  view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person that the objectives and plans of SurgiCare will be achieved.  SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

SurgiCare’s principal business strategies are to (i) increase both the revenue and profits, from current cases and procedures being performed in existing facilities and, (ii) achieve growth and expand revenues by pursuing strategic acquisitions of existing surgical centers, and the development of new, physician-owned ambulatory surgical centers.

(i) SurgiCare is constantly working to increase profits from existing revenues.  Surgical supply costs are one of the largest cost components of any ambulatory surgical center.  Therefore, SurgiCare is always looking for ways to decrease the cost of surgical supplies.  Through participation in national buying groups, SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies.  SurgiCare practices a “Just in Time” approach to inventory.  This allows the center to minimize the amount of supplies that it is required to keep in inventory.  SurgiCare is also always looking for new distributors of its surgical supplies that have the capability to deliver the majority of its surgical supplies “Just in Time”, and provide quality service, at reduced prices.  SurgiCare has found that the purchasing policies and volume discounts that govern the acquisition of surgical supplies and equipment are an important key to maximize a centers’ profit.

(ii) SurgiCare is in the process of identifying ambulatory surgical centers and ASC management companies as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers.  There can be no assurance that SurgiCare will acquire or develop any center with whom letters of intent have been signed, nor any other centers with whom preliminary discussions have been conducted.  SurgiCare expects that generally the acquisition of another surgery center will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange, but that in most cases, some combination of stock and cash will be used.  In addition, the target company will may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.  SurgiCare may, however, use other acquisition structuring techniques, including purchases of assets or stock for cash or cash and stock, in conjunction with the formation of one or more limited partnerships or limited liability companies.

RESULTS OF OPERATIONS

The following table sets forth for the period indicated the number of surgical cases.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2001	2002	2001	2002

Total Number of Cases	1,248	1,617	2,591	2,878

Total Revenue Generated	$3,007,445	$3,776,546	$6,175,762	$7,040,536

Revenue Generated per Case	$2,410	$2,336	$2,384	$2,446

Gross Margin per Case	$1,626	$1,575	$1,601	$1,738

THREE MONTHS ENDING June 30, 2002 vs THREE MONTHS ENDING June 30, 2001

SurgiCare is  continuing  to make a concerted  effort to  increase  both revenues  and  profits.  One of the programs SurgiCare uses to increase revenues and profits involves constantly monitoring the profitability of specific procedures and services.  This information is then used to de-emphasize less profitable, high-cost  services, and emphasize the more profitable, less cost-intensive  services.  Since the acquisition of the Memorial Village Surgery Center, in October 2000, SurgiCare has been evaluating the types of procedures being performed to determine the best course of action to increase the profitability per case.

SurgiCare performed 1,617 cases for the three months ending June 30, 2002 compared to 1,248 cases for the same  period in 2001, an increase of 30% in utilization.  Revenues generated per case decreased slightly from $2,410 for the three months ending June 30, 2001, to $2,336 for the same three  month period in 2002.  Revenues decreased as a result of changes in third-party reimbursements in the second quarter.

In the three months ending June 30, 2002, SurgiCare generated revenue of $3,776,546  compared to $3,007,445  for the  same  period  ending in 2001, an increase of 26%.  Total direct surgical costs remained constant at 32% for the three months ending June 30, 2002 and 2001.

SurgiCare  adopted a new policy during the second quarter as a result of the consolidation of its  collection departments.  In connection with this change, it took a non-cash charge of $3,757,634 reflecting the company’s new policy to outsource the collection of certain aged receivables.  This charge is reflected in the company’s Consolidated Income Statement as “Provision For Doubtful Accounts.

General and administrative costs for the three months ending June 30, 2002 increased to 141.88% of revenue compared to 36.73% of revenue for the same period in 2001.  The increased costs are directly related to the charges taken based on the company’s policy to outsource certain aged receivables.

For the three months ending June 30, 2002, the minority interest in earnings (loss) of partnerships was $(424,250) compared to $267,701 for the same period in 2001.  The loss incurred in the three months ending June 30, 2002 is directly attributable to the charges taken based on the company’s policy to outsource certain aged receivables.

For the three months ending June 30, 2002, the Company’s earnings from its equity in limited partnerships were $68,175, compared to $68,146 for the same period in 2001.

Interest expense for the three months ending June 30, 2002 decreased to 6.12% of revenue compared to 8.25% of revenue for the same period in 2001.  This decrease is due to the payment of principal on certain long-term obligations.

Federal Income Tax expense for the three months ending June 30, 2002 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates.

Earnings (loss) available to common shareholders for the three months ending June 30, 2002 decreased from $285,228 for the three months ending June 30, 2001 to ($1,557,196) for the same period in 2002.  The loss incurred in the three months ending June 30, 2002 is primarily attributable to the charges taken based on the company’s policy to outsource certain aged receivables.

SIX MONTHS ENDING June 30, 2002 vs. SIX MONTHS ENDING June 30, 2001

In the six months ending June 30, 2002 SurgiCare generated revenue of $7,040,536 compared to $6,175,762 for the same period in 2001, an increase of 14%.

SurgiCare performed 2,878 cases for the six months ending June 30, 2002 compared to 2,591 cases for the same  period in 2001, an increase of 11% in utilization.  Revenues  generated per case increased slightly from $2,384 for the six months ending June 30, 2001, to $2,446 for the same period  in 2002.  Revenues increased due to changes in procedure and payor mixes.

As a percent of revenue, total expenses rose from 68.31% for the six months ending June 30, 2001, to 121.27% for the same period in 2002.  Again, the increased costs are primarily related to the charges taken based on the company’s policy to outsource certain aged receivables.

Total direct surgical costs decreased from 32.83% of revenue for the six months ending June 30, 2001 to 28.96% for the same period ending in 2002.  This decrease in surgical costs is the direct result of programs initiated by SurgiCare to monitor and control surgical costs.

SurgiCare  adopted a new policy during the second quarter as a result of the consolidation of its  collection departments.  In connection with this change, it took a non-cash charge of $3,757,634 reflecting the company’s new policy to outsource the collection of certain aged receivables.  This charge is reflected in the company’s Consolidated Income Statement as “Provision For Doubtful Accounts.

General and administrative costs for the six months ending June 30, 2002 increased to 92.31% of revenue compared to 35.48% of revenue for the same period in 2001.  The increased costs are primarily related to the charges taken based on the company’s policy to outsource certain aged receivables.

For the six months ending June 30, 2002, the minority interest in earnings of partnership was $1,382 compared to $570,020 for the same period in 2001.

For the six months ending June 30, 2002, the Company’s equity in earnings from limited partnerships were $107,468 compared to $106,799 for the same period in 2001.

Interest expense for the six months ending June 30, 2001 decreased to 6.47% of revenue compared to 6.73% of revenue for the same period in 2001.  This decrease is the due to the payment of principal on certain long-term obligations.

Federal Income Tax expense for the six months ending June 30, 2002 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates.

Earnings (loss) available to common shareholders for the six months ending June 30, 2002 decreased to ($1,129,155) from $652,291 for the same period in 2001.  This decrease is the result of increases in the charges taken based on the company’s policy to outsource certain aged receivables.

LIQUIDITY and CAPTIAL RESOURCES

SurgiCare’s primary sources of working capital are advances under lines of credit secured by SurgiCare’s accounts receivables.  Net cash provided by operating activities decreased from $216,655 for the period ending June 30, 2001 to ($16,388) for the same period in 2002.  As of June 30, 2000, the Company had cash and cash equivalents of $380,633 and negative working capital of $534,221.  The primary reason for the decrease in working capital was the decrease in receivables based on the company’s policy to outsource certain aged receivables.  SurgiCare continues to make necessary changes to improve its billing and collection efforts and expects to realize the benefits there from in 2002.

In July 2002, the Company closed a $1,000,000 funding which was primarily used to fund the initial payments for the Aspen Healthcare acquistion.  The Company issued convertible debentures in the principal amount of $1,000,000 maturing July 14, 2003, bearing interest at a rate of 10% per annum, with principal and interest due upon maturity.  In the event that the closing bid price is not $2.20 per share or higher for 75 or more trading days, commencing on November 15, 2002 and prior to maturity, interest will accrue on the entire principal amount at a rate of 25% per annum.  The debentures are convertible into common stock at a price equal to $1.50 per share.

Net cash used by investing activities increased from $91,635 for the period ending June 30, 2001 to $569,493 for the same period in 2002.  The increased use of cash was primarily for the investment in Tuscarawas Surgery Center and Aspen Healthcare.

Net cash provided by financing activities increased from ($74,172) for the period ending June 30, 2001 to $880,240 for the same period in 2002.  The increase in cash was primarily due to proceeds received from the issuance of common stock.

For the remainder of the fiscal year, the Company has $722,225 in payments due on its long-term debt and line of credit, and currently owes $1,785,764 in accounts payable.  During the quarter ending September 30, 2002, the Company has a payment of $5,756,000 due to finalize its purchase of Aspen Healthcare, Inc.  As of August 13, 2002, Surgicare has made a total investment in Aspen Healthcare, Inc. of $1,397,286 in cash, common stock and warrants.  If Surgicare is not successful in its efforts to raise additional capital and make the final payment to Aspen, a charge to earnings in the amount of $1,397,286 will be made.  Although the Company believes it will generate cash flow from operations in future quarters, due its rapid growth, it is not able to fund its current operations solely from its cash flow.  As such, the foregoing payment will be made from additional sales of debt and/or equity securities.  The Company does not currently have firm commitments for the additional sales of debt or equity securities, and any such sales will be made on a best efforts basis.  The Company does not have any significant credit facilities available with financial institutions or other third parties and until it can generate sufficient cash flow from operations, it will be dependent upon external sources of best efforts financing.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or to make the final payment of the purchase price for Aspen Healthcare, Inc.

PART II

OTHER INFORMATION

ITEM 1.

Legal Proceedings

SurgiCare is not currently involved in any material legal proceedings.

ITEM 2.

Change in Securities and Use of Proceeds

In May 2002, Surgicare issued 75,000 shares of common stock to a shareholder of Aspen Healthcare as part of the purchase price of Aspen Healthcare.  In addition, the Company issued to two Aspen Healthcare shareholders warrants to purchase an aggregate of 136,786 shares of common stock in connection with the acquisition.  Surgicare believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to sophisticated investors and since the transactions was non-recurring and privately negotiated.

In May 2002, Surgicare issued to the members of Tuscarawas Ambulatory Surgery Centers, LLC, warrants to purchase 200,000 shares of common stock.  Surgicare believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to sophisticated investors and since the transactions was non-recurring and privately negotiated.

In May 2002, Surgicare issued 1,200,000 shares of Series AA Preferred Stock as the consideration in the acquisition of real estate valued at $6,000,000.  Surgicare believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to an accredited investor and since the transaction was non-recurring and privately negotiated.

In May 2002, Surgicare issued 125,000 shares of common stock upon the exercise of warrants.  Surgicare believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to an accredited investor and since the transaction was non-recurring and privately negotiated.

In April 2002, Surgicare issued 1,500 shares of common stock to a consultant for services rendered, which were valued at approximately $1,500.  Surgicare believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to a sophisticated investor and since the transaction was non-recurring and privately negotiated.

In April 2002, Surgicare issued 400,000 shares of common stock upon the conversion of debt.  Surgicare believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to an accredited investor and since the transaction was non-recurring and privately negotiated.

ITEM 3.

Default Upon Senior Securities

SurgiCare has not defaulted on any payments of principal or interest on any securities.

ITEM 4.

Submission of Matters to a Vote of Security Holder

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2002		REGISTRANT:

SurgiCare, Inc.

		By:	/s/ David Blumfield
Dr. David Blumfield
President and Co CEO

		By:	/s/ CHARLES S. COHEN
Charles S. Cohen
Co CEO

ITEM 6.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
3.1	*	Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
3.2	*	Articles of Incorporation of Bellaire SurgiCare, Inc.
3.3	*	By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.)
3.4	*	By-Laws of Bellaire SurgiCare, Inc.
4	*	Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable Preferred Stock, par value $.001 per share, of SurgiCare, Inc.
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated herein by reference to the Company’s Current Report on form 10-SB filed on August 20, 1999.

During the six months ended June 30, 2002, SurgiCare filed the following current reports on Form 8-K - None.