Form 10QSB
period 2002-09-30
SURGICARE INC/DE
filed 2002-11-19
CIK 755113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________



                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          DELAWARE                                        58-1597246
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


12727 KIMBERLEY LANE, SUITE 200, HOUSTON, TEXAS              77024
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

Yes [X]  No [ ]

As of November 14, 2002, 14,898,440 shares of Common Stock, $0.005 par value per share, were outstanding.

As of November 14, 2002, 1,316,100 shares of Preferred "Series A" Stock, $0.001 par value per share, were outstanding.

As of November 14, 1,200,000 shares of Preferred "Series AA" Stock, $0.001 par value per share, were outstanding.

PART I

                              FINANCIAL INFORMATION

ITEM 1.

Financial Statements

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31 2001, and September 30,
2002

Consolidated Income Statements for the three months ending September 30, 2001 and 2002 and the nine months ending September 30, 2001 and 2002

Consolidated Statements of Cash Flows for the nine months ending September 30, 2001 and 2002

Notes to Consolidated Financial Statements









                                 SURGICARE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,   September 30,
                                                        2001            2002
                                                     ------------   -------------
                                                                      (Unaudited)

                            ASSETS

Current Assets
     Cash and cash equivalents                       $    76,274    $    98,135
     Accounts receivable, net                          6,222,562      2,067,476
     Other receivables                                    26,643        223,178
     Inventory                                           583,575        392,071
     Prepaid expenses                                    174,082         71,230
     Other current assets                                124,996         18,128
                                                     -----------    -----------
        Total Current Assets                           7,208,132      2,870,218
                                                     -----------    -----------

Property and Equipment
     Office furniture and equipment                      221,277        376,805
     Medical and surgical equipment                    2,388,879      3,576,720
     Leasehold improvements                              834,795        941,440
     Computer equipment                                  188,108        377,495
     Transportation equipment                             49,157         19,015
                                                     -----------    -----------

                                                       3,682,216      5,291,475

     Less: Accumulated depreciation and
        amortization                                  (1,212,167)    (2,295,547)
                                                     -----------    -----------

        Total Property and Equipment                   2,470,049      2,995,928


Other Assets
     Goodwill                                          7,023,433      8,045,735
     Land                                                             4,579,386
     Loan fees (net of amortization of $34,470
      at December 31, 2001 and $76,431 at
      September 30, 2002)                                128,030        181,119
     Investment in limited partnerships                  346,325        359,737
     Deposits                                            136,876         22,877
                                                     -----------    -----------

        TOTAL ASSETS                                 $17,312,845    $19,055,000
                                                     ===========    ===========














                                                     December 31,    September 30,
                                                        2001             2002
                                                     -----------     -------------
                                                                      (Unaudited)
                         LIABILITIES
Current Liabilities
     Current maturities of long-term debt            $ 1,789,441     $ 1,208,936
     Revolving lines of credit                         2,140,546       2,204,508
     Current portion of capital leases                   124,437         118,806
     Accounts payable                                  1,177,682       2,606,714
     Accrued expenses                                    133,232         746,570
     Federal income taxes                              1,609,576               0
     Other current liabilities                                           199,071
                                                     -----------     -----------

        Total Current Liabilities                      6,974,914       7,084,605

Long-Term Capital Lease Obligations                      236,247         206,928

Long-Term Debt                                         2,989,865       4,975,117

Minority Interest in Partnership                         915,584          96,089
                                                     -----------     -----------
        Total Liabilities                             11,116,610      12,362,739

                SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
  $.001, 1,650,000 authorized, 1,316,100 issued
   and outstanding.                                        1,316           1,316

Preferred Stock, Series AA, par value
  $.001, 1,200,000 authorized, issued
  and outstanding.                                                         1,200

Common Stock, par value $.005, 50,000,000 shares
  authorized, 14,089,320 and 14,898,440 issued
  and outstanding at December 31, 2001 and
  September 30, 2002, respectively.                       70,446          74,492

Additional Paid-In Capital                             4,991,301      13,939,522

Retained Earnings                                      1,141,422      (7,316,019)

Less: Shareholders receivable                             (8,250)         (8,250)
                                                     -----------     -----------

        Total Shareholders' Equity                     6,196,235       6,692,261
                                                     -----------     -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $17,312,845     $19,055,000
                                                     ===========     ===========











                                 SURGICARE, INC.

                          CONSOLIDATED INCOME STATEMENT
                                   (unaudited)


                                                       FOR THE                            FOR THE
                                                 THREE MONTHS ENDING                 NINE MONTHS ENDING
                                                      September 30                      September 30
                                             -----------------------------     -----------------------------
                                                 2001             2002             2001             2002
                                             ------------     ------------     ------------     ------------
Revenues                                     $  3,358,396     $  3,074,364     $  9,534,158     $ 10,114,900
Increase in contractual allowance                               (1,624,170)                       (1,624,170)
                                             ------------     ------------     ------------     ------------
  Revenues, net                                 3,358,396        1,450,194        9,534,158        8,490,730

Expenses
Direct Surgical Expenses
  Surgical Costs                                  450,780        1,015,829        1,610,616        2,068,768
  Clinical salaries and benefits                  325,377          472,042          923,325        1,121,479
  Other                                            79,180          364,908          349,055          701,239
                                             ------------     ------------     ------------     ------------

  Total Direct Surgical Expenses                  855,337        1,852,779        2,882,996        3,891,486

General and Administrative Expenses
  Salaries and benefits                           206,194          456,241          650,002        1,187,029
  Professional fees                               306,284          998,868          829,208        1,655,806
  Rent                                            116,957          225,647          371,932          508,481
  Management fees                                                   36,937           39,797           92,079
  Depreciation and amortization                   250,950          222,992          762,103          540,726
  Consulting fees                                                  178,668           70,000          309,869
  Other operating expenses                        156,659          403,227          436,639          939,828
  Provision for doubtful accounts                                1,634,499                         5,392,133
  Taxes                                            32,235          129,742          100,751          160,280
                                             ------------     ------------     ------------     ------------

  Total General & Administrative Expenses       1,069,279        4,286,821        3,260,432       10,786,232

    Total Expenses                              1,924,616        6,139,600        6,143,428       14,677,718
                                             ------------     ------------     ------------     ------------
    Operating Income (Loss)                     1,433,780       (4,689,406)       3,390,730       (6,186,988)
                                             ------------     ------------     ------------     ------------

Other Income (Expense)
  Gain (Loss) on sale of assets                                   (169,934)                         (172,082)
  Loss on terminated acquisition                                (1,981,132)                       (1,981,132)
  Impairment of investment in land                              (1,500,000)                       (1,500,000)
  Equity in Earnings (Loss) of
    Limited Partnerships                           48,389         (158,260)         155,188          (50,791)
  Interest Expense                               (280,039)        (424,262)        (695,601)        (879,378)
                                             ------------     ------------     ------------     ------------

   Total Other Income (Expense)                  (231,650)      (4,233,618)        (540,413)      (4,583,384)

Minority Interest in (Earnings)
   Loss of Partnership                           (634,217)         687,679       (1,204,237)         686,298
                                             ------------     ------------     ------------     ------------

Earnings (Loss) Before Income Tax Expense         567,913       (8,235,345)       1,646,080      (10,084,074)

Federal Income Tax Expense (Benefit)              224,326         (907,058)         650,202       (1,626,633)
                                             ------------     ------------     ------------     ------------

Net Earnings (Loss)                          $    343,588     $ (7,328,287)    $    995,879     $ (8,457,441)
                                             ------------     ------------     ------------     ------------

Earnings (Loss) per share - basic            $        .02     $       (.49)    $        .07     $       (.58)
                                             ============     ============     ============     ============

Earnings (Loss) per share - diluted          $        .02     $       (.49)    $        .06     $       (.58)
                                             ============     ============     ============     ============







                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         FOR THE
                                                                    NINE MONTHS ENDING
                                                                       SEPTEMBER 30
                                                               -----------------------------
                                                                  2001              2002
                                                               -----------       -----------
Cash Flows From Operating Activities
  Net earnings (loss)                                          $   995,879       $(8,457,441)
  Adjustments to reconcile net earnings to
    net cash provided by operations:
    Equity in (earnings) loss of limited partnerships             (155,188)           50,791
    Minority interest in earnings (loss) of partnership          1,204,237          (686,298)
    Depreciation and amortization                                  757,178           540,726
    Loss on sale of assets                                                           172,082
    Loss on terminated acquisition                                                 1,981,132

    Impairment of investment in land                                               1,500,000
    Provision for doubtful accounts                                                5,392,133
    Non-cash consulting expense                                     42,000           508,782
    Deferred federal income tax                                    292,669        (1,385,000)
    (Increase) Decrease in:
       Accounts receivable                                      (2,541,661)         (645,283)
       Inventory                                                    11,915           236,506
       Prepaid expenses                                            (53,111)           70,495
       Other current assets                                       (410,961)          133,715
       Federal income tax                                          180,804          (224,576)
     Increase (Decrease) in:
       Accounts payable                                          1,657,250         1,263,480
       Accrued expenses                                           (191,999)           31,572
                                                               -----------       -----------
         Net Cash Provided by Operating                          1,789,012           482,816
         Activities

Cash Flows From Investing Activities
     Capital expenditures                                         (376,197)         (204,622)
     Investment in limited partnerships                                           (1,667,198)
     Distributions from partnerships                                56,000            81,000
                                                               -----------       -----------


         Net Cash Used in Investing Activities                    (320,197)       (1,790,820)

Cash Flows From Financing Activities
     Borrowings on debt                                                            1,837,569
     Payments on debt                                           (1,157,764)       (1,275,170)
     Net proceeds from lines of credit                                                63,962
     Principal payments on capital lease                            62,405          (101,982)
     Collections on shareholder debt                                12,825
     Proceeds from issuance of preferred stock                       9,500
     Proceeds from issuance of common stock                                          971,000
     Proceeds from issuance of warrants                                              362,431
     Distributions to limited partners                            (336,510)         (527,945)
                                                               -----------       -----------

         Net Cash Provided (Used) in Financing Activities       (1,409,544)        1,329,865
                                                               -----------       -----------

Net Increase in Cash and Cash Equivalents                           59,271            21,861

Cash and Cash Equivalents - Beginning of Period                     21,666            76,274
                                                               -----------       -----------

Cash and Cash Equivalents - End of Period                      $    80,937       $    98,135
                                                               ===========       ===========









                                 SURGICARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General

In the opinion of Surgicare, Inc.'s (the Company) management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, respectively.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine months ending September 30, 2002 are not necessarily indicative of results of operations to be expected for the year ending December 31, 2002. Refer to the Company's financial statements on Form 10K-SB for the year ended December 31, 2001 for additional information.

Note 2 - Acquisitions

On May 31, 2002, the Company acquired a 51% interest in the Tuscarawas Ambulatory Surgery Center ("Tuscarawas Center") located in Dover, Ohio for an aggregate of $725,000 cash and warrants to purchase 200,000 shares of the Company common stock at an exercise price of $.01 per share expiring May 31, 2007. The warrants were valued at $590,000. The Company has also entered into a Management Agreement with the Tuscarawas Center to act as exclusive manager of the Tuscarawas Center in exchange for 5% of the Tuscarawas Center's net monthly collected revenue.

The company acquired five tracts of real estate in a transaction valued at $6,000,000, which closed on June 4, 2002, from American International Industries, Inc., Texas Real Estate Enterprises, Inc., and Midcity Houston Properties, Inc. Originally acquired for the purpose of developing ambulatory surgery centers, the properties no longer meet the Company's strategic objectives, and therefore, the Company plans to dispose of them. The Company issued 1,200,000 shares of Series AA Preferred Stock to fund the transaction. The terms of the Series AA Stock, as modified in a letter agreement dated November 15, 2002, are as follows: 300,000 shares convert immediately to 3,658,537 shares of common stock. On June 1, 2004, June 1, 2005 and June 1, 2006, 300,000 shares convert to a number of common shares equivalent to $1,500,000 divided by the average closing price over the previous 20 trading days. The Company has the option to redeem the Series AA Preferred shares on the above dates for $5 per share. Holders of Series AA Preferred Stock are entitled to one vote for each share of Series AA Preferred Stock held at all shareholders meetings for all purposes.

Note 3 - Impairment of Investment in Land

During September 2002, the land acquired June 4, 2002 was appraised at a value less than the acquisition cost. An impairment of $1,500,000 has been recognized to reflect the current market value.

Note 4 - Goodwill

Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. Goodwill acquired in business combinations prior to June 30, 2001 had been amortized using the straight-line method over an estimated useful life of 20 years. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized but instead be reviewed periodically for possible impairment. The Company has adopted SFAS No. 142 effective January 1, 2002 and will no longer amortize goodwill.

Following is a reconciliation of goodwill:

Beginning balance, December 31, 2001                                               $7,023,433
----------------------------------------------------------------------------------------------
Acquisition of Tuscarawas                                                           1,022,302
----------------------------------------------------------------------------------------------
Ending balance, September 30, 2002                                                 $8,045,735
----------------------------------------------------------------------------------------------


Comparative Proforma results of adopting SFAS 142 follow:

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                         --------------------------    --------------------------
                                             2002           2001           2002           2001
                                         -----------     ----------    -----------     ----------
NET INCOME (LOSS):

   Reported net income (loss) .......    $(7,328,287)    $  343,588    $(8,457,441)    $  995,879


   Goodwill amortization ............             --        127,395             --        254,791
                                         -----------     ----------    -----------     ----------

   Proforma net income (loss) .......    $(7,328,287)    $  412,623    $(8,457,441)    $  907,082
                                         ===========     ==========    ===========     ==========

BASIC AND DILUTED EARNINGS PER SHARE:

   Reported net income (loss) .......    $      (.49)    $      .02    $      (.58)    $      .07


   Goodwill amortization ............             --            .01             --            .02
                                         -----------     ----------    -----------     ----------

   Proforma net income (loss) .......    $      (.49)    $      .03    $      (.58)    $      .09
                                         ===========     ==========    ===========     ==========


Under SFAS 142, the Company must have completed its initial assessment of goodwill for possible impairment no later than December 31, 2002. The Company has completed the first phase of this impairment test and , based on an independent valuation performed by a third party, believes that there was no impairment of goodwill as of January 1, 2002.

Due to the significant losses incurred through September 30, 2002, and the decline in the quoted market price of the common shares, the Company believed that a second impairment test as of September 30, 2002 was necessary. Using the same methodology as employed in the transitional valuation, the Company concluded that no impairment had occurred as of September 30, 2002.

 Note 5 - Notes Payable

In July 2002, the Company closed a $1,000,000 funding which was primarily used to fund the initial payments for the Aspen Healthcare acquisition. The Company issued convertible debentures in the principal amount of $1,000,000 maturing July 14, 2003, bearing interest at a rate of 10% per annum, with principal and interest due upon maturity. In the event that the closing bid price is not $2.20 per share or higher for 75 or more trading days, commencing on

November 15, 2002 and prior to maturity, interest will accrue on the entire principal amount at a rate of 25% per annum. The debentures are convertible into common stock at a price equal to $1.50 per share. In connection with the debentures, the Company issued warrants to purchase 235,000 shares of common stock for $2.12. Based on the relative fair value of the warrants, beneficial conversion feature and the debenture, discounts of $149,841 and $212,540 were recorded to reflect the value of the warrants and the beneficial conversion, respectively. The discounts will be amortized to interest expense over one year and four months, respectively.

On August 15, 2002, the Company obtained $1,100,000 from a bank for two notes payable which are secured by land and third party certificates of deposit. The $400,000 note bears interest at 5.2% and is due December 31, 2002. The $700,000 note bears interest at prime plus 2% and is due June 5, 2003.

SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with DVI Business Credit Corporation (DVI). However, DVI has agreed to forbear from taking any action to foreclose on any collateral or place the Company into receivership until December 31, 2002.

Surgicare has defaulted on its convertible Debenture Agreement for failure to file a registration statement for the resale of certain securities pursuant to the agreement.

Note 6 - Loss on investments

In August 2002, the Company sold its 20% interest in Bayside Surgical Partners, L.P. for a $223,178 note receivable and recognized a loss on the sale of $169,964. The Company's total investment in the project which consisted of cash, loans and development fees was $393,142.

In August 2002, the Company entered into an agreement to acquire Aspen Healthcare, Inc.(Aspen), a Colorado corporation, which required the Company to make non-refundable installment payments of $1,000,000 in June, July, and August 2002. In addition, the Company issued 163,000 shares of common stock valued at $472,051 and warrants to purchase 136,786 shares of common stock at a price of $2.24 which were valued at $161, 407. The 163,000 shares of common stock could be put back to the Company at $2.24 per share. The put option was valued at $25,000.

The final cash payment of $5,756,000 was due September 14, 2002. The Company was unable to make the final payment and defaulted on the agreement. On October 15, 2002, the Company negotiated a settlement agreement with the shareholders of Aspen.

In September 2002, the Company expensed its investment in Aspen and recognized a loss on its investment of $1,981,132 .

Note 7 - Earnings Per Share

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



--------------------------------------------------------------------------------------------------------------------
                                   For the Three Months Ended                     For the Nine Months Ended
                                         September 30,                                 September 30,
--------------------------------------------------------------------------------------------------------------------
                                   2002                   2001                   2002                   2001
--------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
--------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)              $(7,328,287)                 $343,588           $(8,457,441)              $995,879
--------------------------------------------------------------------------------------------------------------------
Weighted average shares
outstanding                       14,897,483                14,089,320            14,581,341             14,010,987
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Dilutive stock options
and warrants                        (A)                          0                  (B)                      41,630
--------------------------------------------------------------------------------------------------------------------
Conversion of                       (C)                      1,316,100              (D)                   1,316,100
preferred shares
--------------------------------------------------------------------------------------------------------------------
Conversion of debt                  (E)                          0                  (F)                       0
--------------------------------------------------------------------------------------------------------------------
Weighted average common           14,897,483                15,405,420            14,581,341             15,368,717
shares outstanding for
diluted net earnings
per share
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per
share - Basic                          $(.49)                     $.02                 $(.58)                  $.07
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per                $(.49)                     $.02                 $(.58)                  $.06
share - Diluted
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

The following potentially dilutive shares are not included because their effect would be anti-dilutive due to the net loss for the period:

(A)      59,982
(B)      89,207
(C)      2,513,100
(D)      1,836,688
(E)      564,103
(F)      188,725

Note 8 - Subsequent Events

In October, 2002, SurgiCare entered into three-year employment contracts with its Chief Executive Officer Keith G. LeBlanc and its Chief Financial Officer Phillip C. Scott. The agreement provides the opportunity for the two executives to obtain a 20% interest in the company through the grant of warrants. The agreement grants the two executives warrants to immediately acquire a 5% interest in the company at a strike price equal to $0.32. Additional warrants shall also vest monthly over a three-year period for the executives to acquire a 15% interest in the company at a strike price of $0.32. The executives have also agreed to purchase 160,000 shares of the company's common stock through a private placement at a price equal to $0.45.



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

Critical Accounting Policies

          In December 2001, the SEC requested that reporting companies discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-KSB. Our preparation of this Form 10-QSB and our Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

         Revenue Recognition - Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on fee schedules, contracts and collection experience. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account.

         Investment in Limited Partnerships - The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

         Goodwill - Goodwill arises from the acquisition of assets at an amount in excess of their fair market value. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill or, alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No.

142, a non-amortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, was adopted by the Company on January 1, 2002.

General

         SurgiCare's principal business strategies are to (i) increase both the revenues and profits, from current cases and procedures being performed in existing facilities and, (ii) achieve growth and expand revenues by pursuing strategic acquisitions of existing surgical centers, and the development of new, physician-owned ambulatory surgical centers.


     (i) SurgiCare is constantly working to increase revenues and profits from existing procedures. Through improvement in reimbursements from managed care contracts and participation in national buying groups, SurgiCare should be able to increase revenues and reduce supply costs.

   (ii) SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets, and has, in some cases, conducted preliminary discussions with representatives of centers. There can be no assurance that SurgiCare will acquire or develop any center with whom discussions have been conducted.


RESULTS OF OPERATION

 The following table sets forth for the period indicated the number of surgical cases.


                                                For the Three                    For the Nine
                                                 Months Ended                    Months Ended
                                                 September 30                    September 30
                                               2002        2001                2002        2001
                                               -----------------               ----------------
Total Number of Cases                           1,509         1,128              4,388         3,719

Total Revenue Generated                    $3,074,364    $3,358,396         $8,490,730    $9,534,158

Revenue Generated per Case                 $    2,038    $    2,977         $    1,908    $    2,564


* - For the three months ending September 30, 2002, Revenues do not include effects of adjustment for change in estimate of contractual allowances.



THREE MONTHS ENDING September 30, 2002 vs THREE MONTHS ENDING September 30, 2001

     SurgiCare performed 1,509 cases for the three months ending September 30, 2002 compared to 1,128 cases for the same period in 2001, an increase of 34% in utilization. Revenues generated per case decreased from $2,977 for the three months ending September 30, 2001, to $2,038 for the same period in 2002. Revenues decreased as a result of increases in our estimates of contractual allowances from our third-party payers.

     For the three months ending September 30, 2002, SurgiCare generated revenue of $3,074,364, before the adjustment to change the estimate for contractual allowances, compared to $3,358,396 for the same period ending in 2001. After recording the change in estimate, revenues decreased to $1,450,194. The decrease in revenue is the result of increasing our allowances for insurance contractual adjustments.

     Total direct surgical costs for the three months ending September 30, 2002 increased to 57.98% of revenue compared to 25.47% for the same period in 2001. The increase in costs is primarily attributable to the write-down of obsolete inventory.

     General and administrative costs for the three months ending September 30, 2002 increased to 139.44% of revenue compared to 31.84% of revenue for the same period in 2001. The increased costs are directly related to the increase in our provision for doubtful accounts and additional professional fees incurred in merger and acquisition activities and capital raising efforts. In addition, salaries, rent and other administrative costs increased due to increased infrastructure and the acquisition of Tuscarawas Surgery Center.

     As a percent of revenue, total expenses rose from 57.31% for the three months ending September 30, 2001, to 199.70% for the same period in 2002. The increased costs are directly related to the increase in our contractual allowances and provision for doubtful accounts, inventory write-downs and additional professional fees incurred in merger and acquisition activities and capital raising efforts.

     Gains (Losses) on sale of assets for the three months ending September 30, 2002 include the loss incurred on the sale of our 20% interest in Bayside Surgical Partners, L.P. of ($169,934).

     Loss on terminated acquisition includes the costs associated with the Aspen Healthcare acquisition, $1,981,132, which was not completed.

     Impairment of investment in land includes the charge of $1,500,000 to reflect the investment's current valuation.

     For the three months ending September 30, 2002, the Company's earnings (losses) from its equity in limited partnerships were ($158,260), compared to $48,389 for the same period in 2001. The loss incurred is directly attributable to the increase in our estimate of contractual allowances, inventory write-downs and increase in our provision for doubtful accounts.

     For the three months ending September 30, 2002, the minority interest in earnings (losses) in partnerships were $(687,679) compared to $634,217 for the same period in 2001. The losses incurred are directly attributable to the increase in our estimate of contractual allowances, inventory write-downs and increase in our provision for doubtful accounts.

     Interest expense for the three months ending September 30, 2002 increased to 13.28% of revenue compared to 8.34% of revenue for the same period in 2001. This increase is the due to the additional borrowings by Surgicare to complete an acquisition and finance its working capital.

     Federal Income Tax expense for the three months ending September 30, 2002 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates less a valuation allowance for the deferred tax asset resulting from the net operating loss carryforward.

     Earnings (losses) available to common shareholders for the three months ending September 30, 2002 decreased from $343,588 for the three months ending September 30, 2001 to ($7,328,327) for the same period in 2002. The losses incurred are primarily attributable to the increases in the Company's provision for doubtful accounts, professional fees incurred in merger and acquisition activities, the expensing of the costs incurred on the terminated acquisition of Aspen Healthcare and the loss on sale of interest in Bayside Surgical Partners, L.P.


NINE MONTHS ENDING September 30, 2002 vs. NINE MONTHS ENDING September 30, 2001

     SurgiCare performed 4,388 cases for the nine months ending September 30, 2002 compared to 3,719 cases for the same period in 2001, an increase of 18% in utilization. Revenues generated per case decreased from $2,564 for the nine months ending September 30, 2001, to $1,908 for the same period in 2002. Revenues decreased as a result of increases in our estimates of contractual allowances from our third-party payers.

     In the nine months ending September 30, 2002, SurgiCare generated revenue of $10,114,900, before the adjustment to change the estimate for contractual allowances, compared to $9,534,158 for the same period in 2001. After recording the change in estimate, revenues decreased to $8,490,730. The decrease in revenue is the result of increasing our allowances for insurance contractual adjustments.

     Total direct surgical costs increased from 30.24% of revenue for the nine months ending September 30, 2001 to 45.83% for the same period ending in 2002. The increase in costs is primarily attributable to the write-down of obsolete inventory.

     General and administrative costs for the nine months ending September 30, 2002 increased to 127.04% of revenue compared to 34.20% of revenue for the same period in 2001. The increased costs are directly related to the increase in our provision for doubtful accounts and additional professional fees incurred in merger and acquisition activities and capital raising efforts. In addition, salaries, rent and other administrative costs increased due to increased infrastructure and the acquisition of Tuscarawas Surgery Center.

     As a percent of revenue, total expenses rose from 64.44% for the nine months ending September 30, 2001, to 172.87% for the same period in 2002. The increased costs are directly related to the increase in our contractual allowances and provision for doubtful accounts, inventory write-downs and additional professional fees incurred in merger and acquisition activities and capital raising efforts.

     Gain (Loss) on sale of assets for the nine months ending September 30, 2002 include the loss incurred on the sale of our 20% interest in Bayside Surgical Partners, L.P., of ($169,934).

     Loss on terminated acquisition includes the costs associated with the Aspen Healthcare acquisition, $1,981,132, which was not completed.

     Impairment of investment in land includes the charge of $1,500,000 to reflect the investment's current valuation.

     For the nine months ending September 30, 2002, the Company's equity in earnings (losses) from limited partnerships were ($50,791) compared to $155,188 for the same period in 2001. The losses incurred are directly attributable to the increase in our contractual allowances, inventory write-downs and increase in our provision for doubtful accounts.

     For the nine months ending September 30, 2002, the minority interest in earnings (losses) of partnership was ($686,298) compared to $1,204,237 for the same period in 2001. The losses incurred are directly attributable to the increase in our contractual allowances, inventory write-downs and increase in our provision for doubtful accounts.

     For the nine months ending September 30, 2002, interest expense increased to 10.36% of revenue compared to 7.30% of revenue for the same period in 2001. This increase is the due to the additional borrowings by Surgicare to complete an acquisition and finance its working capital.

     Federal Income Tax expense for the nine months ending September 30, 2002 and 2001, respectfully, has been computed based on the applicable federal corporate income tax rates less a valuation for the deferred tax asset resulting from the net operating loss carryforward.

     Earnings (losses) available to common shareholders for the nine months ending June 30, 2002 decreased to ($8,457,441) from $995,878 for the same period in 2001. The losses incurred are primarily attributable to the increases in the Company's provision for doubtful accounts, professional fees incurred in merger and acquisition activities, the expensing of the costs incurred on the acquisition of Aspen Healthcare and the loss on the sale of our interest in Bayside Surgical Partners, L.P.

LIQUIDITY and CAPTIAL RESOURCES

        Net cash provided by operating activities decreased from $1,789,012 for the period ending September 30, 2001 to $482,816 for the same period in 2002. The primary reasons for the decrease in cash from operations were the increase in accounts receivable due to slower collections and the sunsequent increase in accounts payable.

         Net cash used by investing activities increased from $307,372 for the period ending September 30, 2001 to $1,790,820 for the same period in 2002. The increased use of cash was primarily for the investment in Tuscarawas Surgery Center and Aspen Healthcare.

         Net cash provided by financing activities increased from ($1,422,369) for the period ending September 30, 2001 to $1,329,865 for the same period in 2002. The increase in cash was primarily due to proceeds received from bank financing and the issuance of convertible debentures.

         As of September 30, 2002, the Company had cash and cash equivalents of $98,135 and negative working capital of $4,214,387. Surgicare has a total of $6,390,981 in long-term debt with an additional $2,204,508 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation (DVI). However, DVI has agreed to forbear from taking any action to foreclose on any collateral or place the Company into receivership until December 31, 2002. Surgicare is in the process of refinancing these agreements as well as its other debt arrangements, but can provide no assurance that it will be successful in its efforts.

         In July 2002, the Company closed a $1,000,000 funding which was primarily used to fund the initial payments for the Aspen Healthcare acquisition. The Company issued convertible debentures in the principal amount of $1,000,000 maturing July 14, 2003, bearing interest at a rate of 10% per annum, with principal and interest due upon maturity. In the event that the closing bid price is not $2.20 per share or higher for 75 or more trading days, commencing on November 15, 2002 and prior to maturity, interest will accrue on the entire principal amount at a rate of 25% per annum. The debentures are convertible into common stock at a floor price equal to $1.50 per share.

         The Company has financed its growth primarily though the issuance of secured and/or convertible debt. As of September 30, 2002, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow. As such, additional sales of debt and/or equity securities will be required to continue operations. The Company does not currently have firm commitments for the additional sales of debt or equity securities, and any such sales will be made on a best efforts basis. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.


Item 3.  Controls and Procedures

         With the participation of management, our chief executive officer and chief financial officer evaluated our disclosure controls and procedures on

November 15, 2002. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002. Subsequent to November 18, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


PART II
                                OTHER INFORMATION
ITEM 1.
Legal Proceedings

         In October 2002, Surgicare was named as a defendant in Case No. 200250177, Charles S. Cohen vs. Surgicare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas. Charles S. Cohen has alleged he is owed cash pursuant to an employment contract dated March 2002. The plaintiff is seeking damages based on breach of contract and slander. While we have recently filed a general denial and have not commenced discovery, we intend to vigorously defend the suit and may seek affirmative relief through counterclaims.


ITEM 2.

Change in Securities and Use of Proceeds

         In July 2002, Surgicare issued 88,000 shares of common stock to two shareholders of Aspen Healthcare as part of the purchase price of Aspen Healthcare. Surgicare believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to sophisticated investors and since the transactions was non-recurring and privately negotiated.


ITEM 3.

Default Upon Senior Securities

         SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with DVI Business Credit Corporation (DVI). However, DVI has agreed to forbear from taking any action to foreclose on any collateral or place the Company into receivership until December 31, 2002.

         Surgicare has defaulted on its convertible Debenture Agreement for failure to file a registration statement for the resale of certain securities pursuant to the agreement.


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

     EXHIBIT
     NUMBER
       3.1        * Amended and Restated Certificate of Incorporation of
                    SurgiCare, Inc.

       3.2        * Articles of Incorporation of Bellaire SurgiCare, Inc.

       3.3        * By-Laws of Technical Coatings Incorporated
                    (now SurgiCare, Inc.)
       3.4        * By-Laws of Bellaire SurgiCare, Inc.

       4          * Certificate of Designation,  Powers, Preferences and Rights
                    of Series A Redeemable  Preferred  Stock, par value $.001
                    per share, of SurgiCare, Inc.

      99.1          Certification Pursuant to 18 U.S.C. Section 1350, as adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

      99.2          Certification Pursuant to 18 U.S.C. Section 1350, as adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act 2002



* Incorporated herein by reference to the Company's Current Report on form 10-SB filed on August 20, 1999.

During the three months ended September 30, 2002, SurgiCare filed the following current reports on Form 8-K - August 6, 2002.





                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November  19, 2002                   REGISTRANT:

                                              SurgiCare, Inc.

                                         By:  /s/ KEITH G. LEBLANC
                                              Keith G. LeBlanc
                                              Chief Executive Officer


                                         By:  /s/ PHIL SCOTT
                                              Phil Scott
                                              Chief Financial Officer

                                 CERTIFICATIONS



I, Keith LeBlanc, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Surgicare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

--------------------------
Keith LeBlanc
Chief Executive Officer

                                 CERTIFICATIONS



I, Phil Scott, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Surgicare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


------------------
Phil Scott,
Chief Financial Officer

INDEX TO EXHIBITS


     EXHIBIT
     NUMBER
       3.1        * Amended and Restated Certificate of Incorporation of
                    SurgiCare, Inc.

       3.2        * Articles of Incorporation of Bellaire SurgiCare, Inc.

       3.3        * By-Laws of Technical Coatings Incorporated
                    (now SurgiCare, Inc.)
       3.4        * By-Laws of Bellaire SurgiCare, Inc.

       4          * Certificate of Designation,  Powers, Preferences and Rights
                    of Series A Redeemable  Preferred  Stock, par value $.001
                    per share, of SurgiCare, Inc.

      99.1          Certification Pursuant to 18 U.S.C. Section 1350, as adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

      99.2          Certification Pursuant to 18 U.S.C. Section 1350, as adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act 2002