Form 10KSB
period 2002-12-31
SURGICARE INC/DE
filed 2003-04-15
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            DELAWARE                                   58-1597246

 00(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

12727 KIMBERLY  LN., SUITE 200 HOUSTON, TX              77024
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

                                 Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, and no disclosure will be contained in this form, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

SurgiCare's revenues for fiscal year ended December 31, 2002: $11,552,439.

As of March 31, 2003, 24,752,171 shares of the registrant's common stock were outstanding. The aggregate market value of the shares of common stock (based upon the closing sale price of these shares as reported by the American Stock Exchange) of the registrant held by non-affiliates on March 31, 2003 was approximately $3,196,184, based upon a per share price of $0.36, the closing price per share for the company's common stock on the American Stock Exchange on that day.

                                 SURGICARE, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                Page No.
                                                                      --------

Item 1. Description of Business                                           3

Item 2. Description of Property                                          15

Item 3. Legal Proceedings                                                16

Item 4. Submission or matters to a Vote of Security Holders              17

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.        18

Item 6. Management's Discussion and Analysis or Plan of Operation        20

Item 7. Financial Statements                                             25

Item 8. Changes in and Disagreements with Accountants                    50

PART III

Item 9. Directors, Executive Officers, Promoters,
         and Control Persons; Compliance
         With 16(a) of the Exchange Act.                                 50

Item 10. Executive Compensation                                          51

Item 11. Security Ownership of Certain Beneficial Owners and Management  53

Item 12. Certain Relationships and Related Transactions                  56

Item 13. Exhibits and Reports on Form 8K                                 57

Item 14.  Controls and Procedures.                                       57

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     SurgiCare, Inc. ("SurgiCare," "Company," "we," "us," or "our") was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984 its name was changed to Technical Coatings, Inc. ("TCI"). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers ("ASC"). On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation ("Bellaire"), in exchange for the issuance of 9,860,000 shares of common stock, par value $.005 per share ("Common Stock") and 1,350,000 shares of Series A Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"), of SurgiCare to the holders of Bellaire's common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. As of December 31, 2002, the company owned a majority interest in three surgery centers and a minority interest as general partner in two additional centers. Four of SurgiCare's centers are located in Texas and one is located in Ohio.

     SurgiCare is authorized to issue up to 50,000,000 shares of common stock, par value $.005 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

     SurgiCare, Inc.'s principal executive offices are located at 12727 Kimberly Lane, Suite 200, Houston, TX 77024, and its telephone number is 713-973-6675.

     Bellaire SurgiCare, Inc.

     Bellaire owns and operates an ambulatory surgery center located in Houston, Texas. Bellaire has been in operation for 14 years, first as The Institute for Eye Surgery, and since March of 1995, as Bellaire SurgiCare, Inc. ("Bellaire"). This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, reconstructive, as well as general surgery, utilize this facility. The surgeons performing surgery at Bellaire generally charge their patients for the professional services they provide, while Bellaire only charges the patients for the facility fee.

     SurgiCare Memorial Village, L.P.

     SurgiCare, through its wholly owned subsidiary Town & Country SurgiCare, Inc., owns a 60% General Partnership interest in SurgiCare Memorial Village, L.P. ("Memorial Village"). This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, reconstructive, as well as general surgery, utilize this facility. The surgeons performing surgery at Memorial Village generally charge their patients for the professional services they provide, while Memorial Village only charges the patients for the facility fee.

     San Jacinto Surgery Center, L.P.

     SurgiCare through its wholly owned subsidiary Baytown SurgiCare, Inc. owns a 10% General Partnership interest in San Jacinto Surgery Center, L.P. ("San Jacinto"). This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at San Jacinto generally charge their patients for the professional services they provide, while San Jacinto only charges the patients for the facility fee.

Physicians Endoscopy Center, Ltd., RLLP

     SurgiCare, through its wholly owned subsidiary Town & Country SurgiCare, Inc., owns a 10% General Partnership interest in Physicians Endoscopy Center, Ltd., RLLP. ("Physicians Endoscopy"). This center is a single specialty center equipped to do endoscopic procedures. The physicians performing procedures at Physicians Endoscopy generally charge their patients for the professional services they provide, while Physicians Endoscopy only charges the patients for the facility fee.

     Tuscawaras Ambulatory Surgery Center, LLC

     In May 2002, the Company acquired a 51% interest in Tuscawaras Ambulatory Surgery Center, LLC (Tuscawaras) located in Dover, Ohio. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in orthopedics, ENT and general surgery utilize this facility. The surgeons performing surgery at the center generally charge their patients for the professional services they provide, while Tuscawaras only charges the patients for the facility fee.


INDUSTRY OVERVIEW

     Freestanding ambulatory surgery centers are licensed outpatient surgery centers, generally equipped and staffed for a wide variety of surgical procedures. These procedures are generally lower-risk and considered appropriate for the freestanding ambulatory setting. In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternative sites, including ambulatory surgery centers.

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

     SurgiCare believes that the following factors have contributed to the growth of ambulatory surgery centers:

COST-EFFECTIVE ALTERNATIVE

     Ambulatory surgical centers are not usually saddled with the high cost and overhead of the ancillary services such as administration, laboratory, radiology, or dietary, that are generally found in the hospital settings. Therefore, surgery is generally less expensive than hospital inpatient surgery. In addition, SurgiCare believes that surgery performed at a freestanding ambulatory surgery center is also less expensive than hospital-based ambulatory surgery for a number of reasons, including:

          Lower facility development costs; More efficient of staffing and space utilization; Specialized operating environment focused on cost containment.

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

     Freestanding ambulatory surgery centers subject neither doctors nor their patients to the large institutional environment found at both acute care inpatient hospitals, and outpatient surgery centers located within a hospital.

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

NEW TECHNOLOGY

     The increased use of minimally invasive surgery, enhanced endoscopic techniques and fiber optics, have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing postoperative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization. These new technologies and advances in anesthesia, which have been increasingly accepted by physicians, have significantly expanded the types of surgical procedures that are being performed in ambulatory surgery centers.

BUSINESS PHILOSOPHY

     SurgiCare believes that physician owned and operated surgical centers are typically profitable. This profitability results primarily from the fact that physicians who own and operate an ambulatory surgical center are the center's most significant source of patients and benefactors. Generally, it is the operating physician, not the patient, who chooses the facilities where surgical procedures are to be done. Because this decision is made at the physician level, it is in fact the physicians bringing patients to the outpatient surgical facility.

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

     Furthermore, SurgiCare believes that when operating physicians own and operate an ambulatory surgical center, they become cost conscious. Without allowing cost consciousness to become detrimental to the patients, it may still have a significant positive effect on the overall profitability of the center.

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

     SurgiCare's management structure consists of physicians and healthcare professionals. SurgiCare's management has substantial experience in the operations and management of ambulatory surgical centers. SurgiCare also expects that it will issue its own shares, or other equity interests to the physicians who own and operate other centers in which SurgiCare may acquire an interest. SurgiCare believes that it will thereby be able to substantially align the interests of SurgiCare's management and shareholders with those of the physician owners of centers in which SurgiCare may acquire an interest. SurgiCare also presently intends to permit each surgery center to be substantially managed by its own board, which is anticipated to consist of a majority of physicians associated with the center and one or more representatives of SurgiCare. Based upon this approach, SurgiCare expects that it will benefit from the substantial unity of goals and motivations of its own management and shareholders with those of physicians who have previously owned and operated a freestanding center acquired, in whole or in part, by SurgiCare.

     SurgiCare therefore expects that with goals and motivations substantially aligned, the profitability of each center in which it acquires an interest can be maintained. There are numerous factors that affect the profitability of ambulatory surgery centers, including regulatory and liability matters. Therefore, there can be no assurance that the profitability of any center or SurgiCare as a whole will be maintained.

     SurgiCare intends to apply its philosophy in the acquisition, development and operation of physician owned / managed freestanding ambulatory surgery centers.

STRATEGY.

SurgiCare's market strategy is to accelerate penetration of key markets and expand into new markets by:

     - Attracting and retaining top quality, highly productive surgeons and other physicians. Recognizing the importance of physician satisfaction, SurgiCare operates its facilities and have designed its operating model to encourage physicians to choose our facilities. SurgiCare has identified and seeks to accommodate the key factors in a physician's decision making process, which SurgiCare believes includes quality of care, patient comfort, streamlined administrative processes, efficient operation and overall opportunity for increased physician productivity.

     - Enhance physician productivity. SurgiCare intends to enhance physician productivity and promote increased same-center volumes, revenues and profitability by increasing physician involvement, and creating operating efficiencies, including improved scheduling, group purchasing programs and clinical efficiencies.

     - Growth through selective domestic acquisitions and development of surgical facilities. SurgiCare typically target the acquisition or development of surgery centers that provide high volume, non-emergency, lower risk procedures in several medical specialties. Our focus is on under-performing centers where acquisition prices are modest and the leverage returns for operational performance improvements is high. SurgiCare's development staff first identifies existing centers that are potential acquisition candidates. The candidates are then evaluated against SurgiCare's project criteria which may be expected to include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payers in the market and state certificate of need ("CON") requirements for development of a new center. SurgiCare is in the process of identifying ambulatory surgical centers as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of centers. SurgiCare expects that the acquisition of other surgery centers will take the form of mergers, stock-for-stock exchanges or stock-for-assets exchanges and that in most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 338 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies. SurgiCare will typically acquire less than all of the interest in a particular center.

     - Enhance operating efficiencies. We use systems and protocols to enhance operating efficiencies at both existing and newly acquired or developed facilities. We believe that this focus on efficient operations increases our own profitability and encourages physicians to use our facilities by increasing their productivity. In addition, efficient operations are critical to our lower cost model and our competitive advantage in attracting and negotiating with payers.

     - Creation of operationally efficient clusters of ASCs. We seek to build a core management team in each geographical market which will gain increased marketing and operational efficiencies as we add new centers to the market. Spreading the overhead burdens across more operating units not only reduces the total overhead per center but also allows us to attract increasingly more competent operating managers.


     - Diversification into complimentary healthcare businesses. SurgiCare expects to diversify into related healthcare markets and are targeting imaging centers, surgical hospitals, and practice management. SurgiCare is looking to develop and/or acquire imaging centers that are in conjunction with our surgery centers. This will strategically position us to service medical outpatient needs and enhance the practices of our physician partners. In addition, SurgiCare is evaluating potential expansion of existing surgery centers into surgical hospitals or acquisition or development of surgical hospitals. This is a natural progression of growing centers, but SurgiCare will be conservative in its growth in this area. Finally, SurgiCare is considering expanding into practice management, which is a core discipline that SurgiCare will need to continue to grow and be profitable. In addition, servicing surgery centers with practice management functions can be a source of potential acquisitions.

ACQUISITION AND DEVELOPMENT OF SURGERY CENTERS

     SurgiCare's development staff works to identify existing centers that are potential acquisition candidates and identify physician practices that are potential partners for new center development in the medical specialties that SurgiCare has targeted for development.

     The candidates are then evaluated against SurgiCare's project criteria which may be expected to include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payers in the market and state CON requirements for development of a new center.

     In presenting the advantages to physicians of developing a new freestanding ambulatory surgery center in partnership with SurgiCare, SurgiCare anticipates that the SurgiCare's development staff will emphasize the following factors, among others:

1. SurgiCare's model of minority interest, allowing the physicians or limited partners to own a majority of the center.

2.   Simplified administrative procedures.

3. The ability to schedule consecutive cases without preemption by inpatient or emergency procedures.

4.   Rapid turnaround time between cases.

5. The high technical competency of the center's clinical staff that performs only a limited number of specialized procedures, and state-of-the-art surgical equipment.

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

     Going forward, SurgiCare anticipates that its ownership interests in most of its freestanding ambulatory surgery centers will be approximately 35%. However, from time to time SurgiCare may identify centers where it is advantageous to acquire a majority interest. Regardless of the percentage of each center that SurgiCare acquires, the physicians who had owned and operated a center acquired by SurgiCare, or who have newly developed a center in partnership with SurgiCare, generally will become shareholders in SurgiCare. The local physicians will continue to oversee their operations through an executive committee that interacts with SurgiCare on a regular basis to provide feedback and set policy.


SURGERY CENTER LOCATIONS

         The following table sets forth information related to SurgiCare's surgical centers in operation as of December 31, 2002.



                            SURGERY CENTER LOCATIONS

                                                                 Acquisition          SurgiCare
               Name                        Location                 Date              Ownership

Bellaire SurgiCare                      Houston, Texas            July 1999             100%
SurgiCare Memorial Village              Houston, Texas            Oct. 2000              60%
San Jacinto Surgery Center              Baytown, Texas            Oct. 2000              10%
Physicians Endoscopy Center             Houston, Texas            Jan. 2002(1)           10%
Tuscawaras Ambulatory Surgery
Center                                    Dover, Ohio             June 2002              51%

(1) Opened in December 2002.



AAAHC ACCREDITATION

     Three of SurgiCare's surgery centers are accredited by the Accreditation Association for Ambulatory Health Care Inc. ("AAAHC"). Although not required, SurgiCare believes that obtaining an AAAHC accreditation is useful in competing for, and contracting with certain managed care organizations. SurgiCare, where practical, will strive to obtain AAAHC accreditation.

REVENUES

     SurgiCare's principal source of revenues is a surgical facility fee charged to patients for surgical procedures performed in its surgery centers. SurgiCare depends upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of their patients. Patients are responsible for the co-payments and deductibles when applicable. The fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. In addition to the facility fee revenues, SurgiCare also earns management fees from its operating facilities and development fees from centers that it develops.

     Freestanding ambulatory surgery centers such as those in which SurgiCare owns and intends to acquire depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. SurgiCare derived approximately 15% of its gross revenues from governmental healthcare programs, including Medicare and Medicaid, in 2002. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules, which are prospectively determined.

     The Department of Health and Human Services ("DHHS") bases its reimbursement system to ambulatory surgery centers on cost surveys. The current payment system is based on a 1986 cost survey. Another survey was completed in 1994, and based on this survey, in 1998, DHHS proposed a new payment methodology for surgery centers. If implemented, this new payment methodology would have adversely affected our revenues by approximately 2%. In May 2002, DHHS listed this proposal as a "discontinued action." However, DHHS may propose a new rule at any time that could adversely impact surgery center reimbursement and therefore our financial condition, results of operations and business prospects.

     In January 2003, the Medicare Payment Advisory Commission, or MedPac, voted to recommend to Congress that the reimbursement by Medicare for procedures performed in surgery centers be no higher than the reimbursement rate for the same procedures performed in hospital outpatient departments. Also, in January 2003, the Office of Inspector General, or OIG, issued a report that included a similar recommendation, and a recommendation that DHHS conduct a new cost survey. It is uncertain if Congress will act on either or both recommendations. While the majority of procedures are reimbursed at a higher rate in hospital outpatient departments than in ambulatory surgery centers, several procedures are reimbursed at a higher rate in ambulatory surgery centers. Although there is no certainty that these recommendations will be implemented, we have determined that, based on our current procedure mix, the MedPac recommendation, if implemented, would have an immaterial effect on revenues.

     In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as PPOs, HMOs and other similar structures.

     The strengthening of managed care systems nationally has resulted in substantial competition among providers of services, including providers of surgery center services. This competition includes companies with greater financial resources and market penetration than SurgiCare. In some cases national managed care systems require that a provider, in order to participate in a specific plan, be able to cover an expanded geographical area.

     SurgiCare believes that all payers, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of SurgiCare's efforts to contract with healthcare payers, SurgiCare believes that its position as a low-cost alternative for certain surgical procedures should enable its current centers, and additional centers which it may acquire, to compete effectively in the evolving healthcare marketplace.

COMPETITION

     There are several companies, many in niche markets, that acquire existing freestanding ambulatory surgery centers. Many of these competitors have greater resources than SurgiCare. The principal competitive factors that affect the ability of SurgiCare and its competitors to acquire surgery centers are price, experience, reputation, and access to capital.

MANAGED CARE CONTRACTS

     SurgiCare's participation in managed care contracts, often referred to as HMOs and PPOs, in most cases simply makes it more convenient and cost effective for a potential patient to allow their doctor to choose a SurgiCare facility. Participation in most managed care contracts is helpful, but not material to SurgiCare's business. SurgiCare believes that its current centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to hospital-based surgery centers with which SurgiCare competes for managed care contracts. SurgiCare intends that any additional center, which it may acquire, will be similarly situated. In competing for Managed Care contracts, it is important that SurgiCare be able to show insurance companies that it provides quality healthcare at affordable, competitive prices.


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

     Reimbursement. SurgiCare depends upon third-party programs, including governmental and private health insurance programs; to reimburse it for services rendered to patients in its ambulatory surgery center. In order to receive Medicare reimbursement, each ambulatory surgery center must meet the applicable conditions of participation set forth by DHHS relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. Ambulatory surgery centers undergo periodic on-site Medicare certification surveys. SurgiCare's existing center is certified as a Medicare provider. Although SurgiCare intends for its current center and those, which it may acquire, to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.

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

     Prohibition on Physician Ownership of Healthcare Facilities. The "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit a referral by a physician for "designated health services" to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. A referral under Stark II that does not fall within an exception is strictly prohibited. This prohibition took effect on January 1, 1995. Sanctions for violating Stark II can include civil monetary penalties and exclusion from Medicare and Medicaid.

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

     Administrative Simplification and Privacy Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA, and in August 2002 published revisions to the final rules. These final health privacy regulations generally require compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information. In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 have until October 16, 2003 to comply with the regulations. SurgiCare filed extensions for its centers before October 16, 2002, and we anticipate that we will be in compliance with the standards by October 16, 2003. We believe that the cost of compliance with these regulations will not have a material adverse effect on our business, financial position or results of operations. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

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

     SurgiCare is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payers that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors.

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

EMPLOYEES

     As of December 31, 2002, SurgiCare and its subsidiaries employed approximately 125 persons, 98 of who were full-time employees and 27 of who were part-time employees. Of the above, 12 were employed at SurgiCare's corporate office in Houston, Texas and the remaining employees were employed by SurgiCare's surgery centers. SurgiCare believes its relationship with its employees to be good. SurgiCare does not have any employment or labor contracts, except for its Chief Executive Officer and Chief Financial Officer (see Note 18 to the accompanying financial statements). Additionally, SurgiCare does not currently plan on having any such contracts with any operating physician on staff at any of its facilities. At this time, SurgiCare believes that all of its nurses and other employees have at will employment relationships with the company.



PHYSICIAN SHAREHOLDERS

     SurgiCare has never entered into any arrangement, nor does it plan on entering into any arrangement with any physicians that operate at any of its facilities, to assure their continued use of its companies facilities. However, many of the surgeons operating in SurgiCare facilities own either SurgiCare's common stock, preferred stock, or both. Depending on SurgiCare's profitability, the potential exists for all shareholders, both physician and non-physician, to benefit financially.

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

ITEM 2. DESCRIPTION OF PROPERTY

     SurgiCare's principal office is located at 12727 Kimberly Lane, Suite 200, Houston, Texas, 77024. This property is approximately 3,900 square feet, located on the 2nd floor of the Kimberley Medical Office Building above our Memorial Village surgery center. The property is leased from an unaffiliated third party for an initial term that expires in August 2006, but with an option to renew for an additional five years thereafter. Annual rental of $55,272.96 is payable monthly in the amount of $4,606.08. SurgiCare maintains tenant fire and casualty insurance on its property located in such building in an amount deemed adequate by SurgiCare. The other five surgery centers in operation at December 31, 2002, lease space ranging from 10,000 to 14,000 square feet with remaining lease terms ranging from 6 months to 6 years.

     In June 2002, SurgiCare acquired five properties from American International Industries, Inc., Texas Real Estate Enterprises, Inc. and MidCity Houston Properties, Inc. in exchange for 1,200,000 shares of Series AA Redeemable Preferred Stock. The land holdings are undeveloped properties. SurgiCare is currently marketing the properties for sale. The properties include
735.66 acre tract of vacant land located on the east side of a shell paved road leading to the Anahuac National Wildlife Refuse, approximately two miles South of FM 1985, in Chambers County, Texas; a 22.36 acre tract of land located on the east side of US 59 at the Old Humble/Atascocita Road exit, and an adjacent 14.80 acre tract of land on the west side of Homestead Road in Houston, Harris County, Texas; a 22,248 square foot tract of land located on the northeast corner of Almeda Road and Riverside Drive, in Houston, Harris County, Texas; four tracts of land totaling 26.856 acres located on the southeast, northwest, and northeast corners of Airport Boulevard and Sims Bayou and east side of 4th Street south of Airport Boulevard in Houston, Harris County, Texas; and a 12.216 net acre tract of land located on the southwest corner of Airport Boulevard and Sims Bayou, Houston, Harris County, Texas.


ITEM 3. LEGAL PROCEEDINGS

     In September 2002, SurgiCare was named as a defendant in a suit entitled Charles Cohen vs. SurgiCare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas. Mr. Cohen sued SurgiCare for breach of contract and both defendants for defamation. Mr. Cohen claims that SurgiCare breached his employment agreement when it terminated his employment (although he remains a Director of SurgiCare as of the date of this filing) and that Mr. Blumfield and SurgiCare made defamatory statements about him. Mr. Cohen has made claims for $562,000 for breach of the employment agreement plus additional damages for the defamation claim. SurgiCare intends to vigorously defend this suit.

     In February 2003, SurgiCare was named as a defendant in a suit entitled S.E. Altman, individually, and d/b/a Altman & Associates vs. SurgiCare, Inc., in the County Court at Law No. 1, Harris County, Texas. Altman has sued SurgiCare for breach of contract based on a finders fee contract in which Altman claims SurgiCare has not performed. Altman has made claims in the amount of $217,000 plus attorney's fees. SurgiCare intends to vigorously defend this suit.

     In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc. MarCap has sued for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36. SurgiCare has paid $53,832.34 of this balance and is attempting to arrange for a payment plan to pay the remaining balance.

     In April 2003, SurgiCare was named as a defendant in a suit entitled International Diversified Corporation, Limited vs. SurgiCare, Inc. International Diversified Corporation (IDC) has sued for breach of contract in which IDC invested $1,000,000 into SurgiCare. IDC has sued for the rescission of the contract and the return of $1,000,000 or the deliverance of 2,439,024 shares. SurgiCare intends to vigorously defend this suit.

     In April 2003, SurgiCare was named as a defendant in a suit entitled Jackson Walker, LLP vs. SurgiCare, Inc. Jackson Walker is claiming damages of $52,247.18 in unpaid invoices for services rendered. SurgiCare is currently attempting to settle the account.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

     In April 2000, the company began trading on the OTC Bulletin Board. In July 2001, SurgiCare qualified for listing on the American Stock Exchange and began trading on this exchange at that time. The following table sets forth the high and low sales prices relating to SurgiCare's common stock for the last two fiscal years, and, with respect to prices during the period when it was traded on the OTC Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

FISCAL 2002

                                                  HIGH              LOW
Quarter ended March 31, 2002                     $ 2.50           $ 1.90
Quarter ended June 30, 2002                      $ 3.70           $ 1.76
Quarter ended September 30, 2002                 $ 2.68           $ 0.30
Quarter ended December 31, 2002                  $ 0.93           $ 0.22


FISCAL 2001

                                                  HIGH              LOW
Quarter ended March 31, 2001                     $ 5.88           $ 3.88
Quarter ended June 30, 2001                      $ 5.50           $ 2.20
Quarter ended September 30, 2001                 $ 4.95           $ 1.85
Quarter ended December 31, 2001                  $ 2.93           $ 1.75


HOLDERS

     SurgiCare believes that as of March 31, 2003, there were approximately 416 holders of record of the Company's Common Stock, 14 holders of the Company's Series A Preferred Stock and one holder of the Company's Series AA Preferred Stock.

DIVIDENDS

         SurgiCare has not paid dividends on shares of its Common Stock within the last two years, and does not expect to declare or pay any cash dividends on its common shares in the foreseeable future

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning issuances of securities by SurgiCare during the quarter ended December 31, 2002 and earlier transactions not previously reported during the year ended December 31, 2002, that were not registered under the Securities Act.

     On December 11, 2002, SurgiCare issued 3,658,537 shares of common stock to an accredited investor upon the conversion of shares of Series AA Preferred Stock pursuant to the exemption provided by Regulation D and Section 4(2) of the Securities Act. Also on December 11, 2002, SurgiCare issued 2,439,024 shares of common stock to an accredited investor for an aggregate consideration of $1,000,000 pursuant to the exemption provided by Regulation D and Section 4(2) of the Securities Act.

     On February 4, 2002, SurgiCare issued 91,000 shares of common stock to an accredited investor upon the conversion of shares of Series A Redeemable Preferred Stock pursuant to the exemption provided by Regulation D and Section 4(2) of the Securities Act.

     In March 2002, the Company issued 400,000 shares of its common stock to TCI Voting Trust for $532,000 in a transaction that it believed was exempt from registration pursuant to Section 4(2) of the Securities Act. Management believes that TCI Voting Trust previously sold 400,000 shares to third parties and utilized the sales proceeds there from to purchase these shares from the Company. These two transactions could be deemed a simultaneous transaction, in which case, one could assert that a Section 5 violation occurred under the Securities Act. The existence of such a violation could give rise to a rescission right to the purchaser of the common stock, and could adversely affect other private offerings completed by the Company during the six-month period preceding and following the possible violation.

     In March 2002, the Company issued 125,000 shares of common stock upon the exercise of $0.10 warrants by a sophisticated investor for services rendered in connection with a financing pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On April 10, 2002, the Company issued 1,500 shares of common stock to a sophisticated investor for services rendered pursuant to the exemption provided by Section 4(2) of the Securities Act.

     In May 2002, the Company issued 56,000 shares of common stock to a sophisticated investor in connection with a financing pursuant to the exemption provided by Section 4(2) of the Securities Act.

     In May 2002, the Company issued 200,000 shares of its common stock to TCI Voting Trust for $439,000 in a transaction that it believed was exempt from registration pursuant to Section 4(2) of the Securities Act. Management believes that TCI Voting Trust then sold 200,000 shares to a third party and utilized the sales proceeds there from to purchase these shares from the Company. These two transactions could be deemed a simultaneous transaction, in which case, one could assert that a Section 5 violation occurred under the Securities Act. The existence of such a violation could give rise to a rescission right to the purchaser of the common stock, and could adversely affect other private offerings completed by the Company during the six-month period preceding and following the possible violation.

     On May 30, 2002, the Company issued 75,000 shares of common stock to a sophisticated investor as partial payment for the acquisition of Aspen Healthcare pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On June 14, 2002, the Company issued 88,000 shares of common stock to sophisticated investors for services rendered pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On September 13, 2002, the Company issued 40,000 shares of common stock to a sophisticated investor for services rendered in connection with a financing pursuant to the exemption provided by Section 4(2) of the Securities Act.

     No underwriters were involved in any of the foregoing sales or issuance of securities. Such sales or issuance were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, or the rules and regulations there under. Each recipient either received adequate information about SurgiCare or had access, through employment or other relationships, to such information, and SurgiCare determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in SurgiCare. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

     The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of SurgiCare to continue its expansion strategy, changes in federal or state healthcare laws and regulations or third party payer practices, SurgiCare's historical and current compliance with existing or future healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although SurgiCare believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by SurgiCare or any other person, that the objectives and plans of SurgiCare will be achieved. SurgiCare undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

OVERVIEW

     SurgiCare's principal business strategies are to (a) increase physician utilization of existing facilities, (b) increase both the revenue and profits from current cases and procedures being performed in existing facilities (c) achieve growth and expand revenues by pursuing strategic acquisitions of existing, and the development of new, physician owned ambulatory surgical centers, and (d) expand into related healthcare facilities, including imaging, surgical hospitals and practice management.

     Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore, SurgiCare's goal is to minimize the cost of surgical supplies. Through participation in national buying groups, SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a "Just in Time" approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory.

     SurgiCare is in the process of identifying ambulatory surgical centers, imaging centers, surgical hospitals and practice management companies as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of these organizations. Although there are no commitments, understandings, or agreements with any other potential acquisition targets, talks are ongoing for the acquisition of additional entities. All of such discussions have been tentative in nature and there can be no assurance that SurgiCare will acquire any center with whom discussions have been conducted.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

                                                          2002        2001
Revenues, net                                            100.00%     100.00%
Expenses:
     Direct Cost of Services                              46.55%      34.82%
       General & Administrative Expenses                 106.86%      39.19%
             Total Operating Expenses                    153.42%      74.01%
Operating Income                                         -53.42%      25.99%
Other Income (Loss)                                      -37.12%     -15.75%
Earnings (Loss) Before Federal Income Tax Expense        -90.54%      10.24%
Federal Income Tax Expense (Benefit):
     Current                                              -1.94%        .02%
     Deferred                                            -11.99%       4.78%
Net Earnings (Loss)                                      -76.60%       5.73%



RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 (2002) vs. YEAR ENDED DECEMBER 31, 2001 (2001)


     Net Revenue. On a consolidated basis, SurgiCare performed 7,374 cases in 2002 compared to 5,010 cases in 2001, an increase of 47.2%. On a same store basis (which includes unconsolidated centers and pre-acquisition cases), total cases in 2002 were 12,603 compared to 10,926 in 2001, an increase in utilization of 15.3%. New centers accounted for $1,369,696 in revenue in 2002. However, revenue declined 10.5% from $12,912,301 in 2001 to $11,552,439 in 2002 due to a reduction in the Company's estimates for reimbursement from third-party payers. The reduction in reimbursement resulted in the Company increasing its insurance contractual allowances, which offset revenue. Such adjustments were necessary based on the Company's assessment of recent reimbursement activity.

     Direct Surgical Expenses. Total direct surgical costs increased to 46.6% of revenue in 2002 from 35.0% in 2001. The increase as a percentage is primarily due to the decrease in revenue dollars resulting from the Company increasing its estimates of insurance contractual allowances and, to a lesser extent, the write-down of obsolete inventory.

     General and Administrative Expenses. General and administrative costs increased to 106.9% of revenue in 2002 compared to 40.2% of revenue in 2001. The increased costs are directly related to the increase in our provision for doubtful accounts and additional professional fees incurred in merger and acquisition activities and capital raising efforts. In addition, salaries, rent and other administrative costs increased due to increased infrastructure and the acquisition of Tuscarawas.

     Total Operating Expenses. As a percent of revenue, total expenses increased to 153.4% of revenue in 2002 from 75.2% in 2001. The increased costs, expressed both in dollars and as a percentage of revenue, are directly related to the increase in our contractual allowances and provision for doubtful accounts, inventory write-downs and additional professional fees incurred in merger and acquisition activities and capital raising efforts.

     Other Income (Loss). Total Other Loss increased to $5,107,748, or 37.1% of revenue in 2002 from $731,655, or 15.0% of revenue in 2001 primarily due to the following:

     The loss on sale of assets in 2002 includes the loss of $169,934 incurred on the sale of our 20% interest in Bayside Surgical Partners, LP.

     The loss on terminated acquisition includes $1,977,382 of costs associated with the Aspen Healthcare acquisition, which was not completed.

     The Company incurred an impairment of its investment in land of $1,500,000 during the third quarter of 2002 to reflect the investment's estimated valuation. The Company is actively marketing this investment for sale within the next twelve months. It is the Company's policy to periodically evaluate impairment of its assets. If the Company is unable to sell the properties for $4,500,000, we may be required to take an additional impairment charge. The maximum charge would be $500,000 due to the guarantee by American International Industries, Inc. of a $4,000,000 resale price.

     In 2002, the Company's equity in earnings (losses) from limited partnerships was $(103,874) compared to $76,580 in 2001. The losses incurred are directly attributable to the increase in our contractual allowances, inventory write-downs and increase in our provision for doubtful accounts, which are discussed above.

     Interest expense increased to 11.8% of revenue compared to 6.3% of revenue in 2001. This increase is the due to additional borrowings to complete an acquisition, to attempt to acquire Aspen Healthcare, and to finance the Company's working capital.

     Minority Interest in Earnings (Losses) of Partnerships. In 2002, the minority interest in (earnings) losses of partnerships was $782,386 compared to $(1,210,674) in 2001. The losses incurred by the partnerships are directly attributable to the increase in our contractual allowances, inventory write-downs and increase in our provision for doubtful accounts discussed above.

     Federal Income Tax. In 2002, the Company recorded a tax benefit of $1,609,576, or 15.3% of its pre-tax loss of $10,459,194. The percentage is less than the normally expected rate due to a valuation allowance of $2,679,000 recorded against the Company's deferred tax assets. In 2001, the Company recorded income tax expense of $593,000. or 46.9% of pre-tax income.

     Net Earnings (Loss). Net Earnings (Loss) in 2002 decreased to a loss of $8,849,618 compared to earnings of $670,360 in 2001. The losses incurred are primarily attributable to the increases in the Company's provision for doubtful accounts, professional fees incurred in merger and acquisition activities, the expensing of the costs incurred on the acquisition of Aspen Healthcare, the land impairment and the loss on the sale of our interest in Bayside Surgical Partners, L.P.

LIQUIDITY and CAPTIAL RESOURCES

     Net cash used in operating activities was $462,422 in 2002 compared to cash provided by operating activities of $381,747 in 2001. The primary reason for the decrease in cash from operations was the loss from operations.

     Net cash used in investing activities increased to $1,667,443 in 2002 from $103,978 in 2001. The increased use of cash was primarily for the investment in Tuscarawas Surgery Center and Aspen Healthcare.

     Net cash provided by (used in) financing activities increased to $2,315,918 in 2002 from $(223,161) in 2001. The increase in cash was primarily due to proceeds received from bank financing and the sale of common stock.

     As of December 31, 2002, the Company had cash and cash equivalents of $262,327 and negative working capital of $8,473,955. SurgiCare has a total of $6,043,254 in long-term debt and an additional $1,665,657 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation (DVI). However, DVI has agreed to forbear from taking any action to foreclose on any collateral or place the Company into receivership until June 30, 2003. SurgiCare is in the process of refinancing these agreements as well as its other debt arrangements, but can provide no assurance that it will be successful in its efforts.

     In July 2002, the Company closed a $1,000,000 funding which was primarily used to fund the initial payments for the Aspen Healthcare acquisition. The Company issued convertible debentures in the principal amount of $1,000,000 maturing July 14, 2003, bearing interest at a rate of 25% per annum, with principal and interest due upon maturity. The debentures are convertible into common stock at a floor price equal to $1.50 per share.

     The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of December 31, 2002, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

         On March 6, 2003, the Company received a $1.2 million investment from existing physician shareholders, local Houston physicians, and select Houston individuals. The investment was made via a private placement, under which 3,419,137 shares of the company's common stock were issued. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $0.35. The proceeds of the financing are being used for working capital purposes.

         The Company believes that additional sales of debt and/or equity securities will be required to continue operations. The Company is continuing to pursue additional financing of debt and/or equity, but does not currently have firm commitments for the additional sales of debt or equity securities. Any such sales will be made on a best efforts basis. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

ITEM 7. FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



                                                                 Page Number


Independent Auditors' Report                                         26

Consolidated Balance Sheets                                          27

Consolidated Statements of Operations                                29

Consolidated Statements of Shareholders' Equity                      31

Consolidated Statements of Cash Flows                                32

Notes to Consolidated Financial Statements                           34

                          Independent Auditors' Report


The Board of Directors
SurgiCare, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheets of SurgiCare, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurgiCare, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that SurgiCare, Inc. and Subsidiaries will continue as a going concern. As described more fully in Note 2 , the Company has incurred operating losses, cash deficits from operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The consolidated financial statements do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 19, 2003

                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                                        December 31,
                                                                                 2002                  2001
                                                                         --------------------  -------------------

                               ASSETS
Current Assets
   Cash and cash equivalents                                             $           262,327   $            76,274
   Accounts Receivable:
     Trade (less allowance for contractual adjustments and doubtful accounts of $6,496,000 and $4,851,000 at December 31, 2002 and
       2001, respectively)
                                                                                   1,324,944             6,236,455
     Other                                                                           398,834                12,750
   Note receivable                                                                   223,178
   Inventory                                                                         397,772               583,575
   Prepaid expenses                                                                   69,380               174,082
   Other current assets                                                               76,313               261,872
                                                                         -------------------   -------------------

       Total Current Assets                                                        2,752,748             7,345,008
                                                                         -------------------   -------------------

Property and Equipment
   Office furniture and equipment                                                    378,901               221,277
   Medical and surgical equipment                                                  3,576,721             2,388,879
   Leasehold improvements                                                            941,440               834,795
   Computer equipment                                                                377,495               188,108
   Transportation equipment                                                           19,015                49,157
                                                                         -------------------   -------------------

                                                                                   5,293,572             3,682,216
   Less:  Accumulated depreciation and amortization                                2,468,662             1,212,167
                                                                         -------------------   -------------------

                                                                                   2,824,910             2,470,049

Goodwill (net of amortization of $650,207)                                         8,045,735             7,023,433

Real Estate                                                                        4,579,385

Investment in Limited Partnerships                                                   306,654               346,325

Prepaid Limited Partner Distributions                                                403,748

Loan Fees (net of amortization of $108,321 and $34,470 in 2002 and
   2001, respectively)                                                               193,716               128,030
                                                                         -------------------   -------------------



                                                                         $        19,106,896   $        17,312,845
                                                                         ===================   ===================





                                                                                        December 31,
                                                                                 2002                  2001
                                                                         --------------------  -------------------

                             LIABILITIES


Current Liabilities
   Current maturities of long-term debt                                  $         6,295,389   $         1,789,441
   Lines of credit                                                                 1,665,657             2,140,546
   Current portion of capital leases                                                 313,725               124,437
   Accounts payable                                                                2,362,378             1,177,682
   Accrued expenses                                                                  472,645               133,232
   Payable to related party                                                          116,909
   Federal income tax payable                                                                              224,576
   Deferred federal income tax                                                                           1,385,000
                                                                         -------------------   -------------------

       Total Current Liabilities                                                  11,226,703             6,974,914

Long-Term Capital Lease Obligations                                                                        236,247

Long-Term Debt                                                                       454,328             2,989,865

Minority Interest in Partnerships                                                                          915,584
                                                                         -------------------   -------------------

                                                                                  11,681,031            11,116,610




                        SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value $.001, 1,650,000 authorized; 1,225,100 and
   1,316,100 issued and outstanding at December 31, 2002 and 2001; respectively;
   redemption and liquidation value $6,125,500

                                                                                       1,225                 1,316

Preferred Stock, Series AA, par value $.001, 1,200,000 authorized; 900,000 issued and outstanding at December 31, 2002
                                                                                         900

Common Stock, par value $.005, 50,000,000 shares authorized; 21,327,131 issued at December 31, 2002; 14,089,320 issued and outstanding at December 31, 2001
                                                                                     106,635                70,446

Additional Paid-In Capital                                                        15,065,801             4,991,301

Retained Earnings (Deficit)                                                       (7,708,196)            1,141,422

Less:   Treasury Stock - at cost, 75,000 shares                                      (32,250)

Less:   Shareholder receivables                                                       (8,250)               (8,250)
                                                                         -------------------   -------------------

                                                                                   7,425,865             6,196,235
                                                                         -------------------   -------------------

                                                                         $        19,106,896   $        17,312,845
                                                                         ===================   ===================


                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                    For the Year Ended
                                                                                                       December 31,
                                                                                                 2002                 2001
                                                                                         -------------------  -------------------

Revenues:
   Surgical, net                                                                         $        11,164,043  $        12,278,502
   Management fees                                                                                   388,396              362,424
   Development fees                                                                                                       271,375
                                                                                         -------------------  -------------------

                                                                                                  11,552,439           12,912,301
                                                                                         -------------------  -------------------

Direct Cost of Revenues:
   Surgical costs                                                                                  2,714,809            2,572,373
   Clinical salaries and benefits                                                                  1,702,718            1,448,688
   Other                                                                                             960,671              501,497
                                                                                         -------------------  -------------------

                                                                                                   5,378,198            4,522,558
                                                                                         -------------------  -------------------

General and Administrative Expenses:
   Salaries and benefits                                                                           1,604,562              909,666
   Management and affiliation fees                                                                   130,979              159,966
   Rent                                                                                              741,124              485,466
   Depreciation and amortization                                                                     745,731            1,038,644
   Professional fees                                                                               2,223,374            1,181,111
   Taxes                                                                                              12,020              125,118
   Provision for doubtful accounts                                                                 5,753,734              576,724
   Other                                                                                           1,096,549              707,359
                                                                                         -------------------  -------------------

                                                                                                  12,308,073            5,184,054
                                                                                         -------------------  -------------------

            Total Operating Expenses                                                              17,686,271            9,706,612
                                                                                         -------------------  -------------------

Operating Income (Loss)                                                                           (6,133,832)           3,205,689
                                                                                         -------------------  -------------------

Other Income (Expense)
   Miscellaneous income                                                                                4,651                  863
   Loss on sale of assets                                                                           (172,083)
   Loss on terminated acquisition                                                                 (1,977,382)
   Impairment on investment in land                                                               (1,500,000)
   Equity in earnings (loss) of limited partnerships                                                (103,874)              76,580
   Interest expense                                                                               (1,359,060)            (809,098)
                                                                                          ------------------  -------------------

                                                                                                  (5,107,748)            (731,655)
                                                                                         -------------------  -------------------


                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)




                                                                                                    For the Year Ended
                                                                                                       December 31,
                                                                                                 2002                 2001
                                                                                         -------------------  -------------------

Earnings (Loss) Before Minority Interest and Federal Income Tax Expense                          (11,241,580)           2,474,034

Minority Interest in (Earnings) Loss of Partnerships                                                 782,386           (1,210,674)
                                                                                         -------------------  -------------------

Earnings (Loss) Before Federal Income Tax Expense                                                (10,459,194)           1,263,360
                                                                                         -------------------  -------------------

Federal Income Tax Expense (Recovery)
   Current                                                                                          (224,576)               3,000
   Deferred                                                                                       (1,385,000)             590,000
                                                                                         -------------------  -------------------

                                                                                                  (1,609,576)             593,000
                                                                                         -------------------  -------------------

Net Earnings (Loss)                                                                      $        (8,849,618) $           670,360
                                                                                         ===================  ===================


Net Earnings (Loss) Per Share - Basic                                                    $             (.56)  $               .05
                                                                                         ===================  ===================

Net Earnings (Loss) Per Share - Diluted                                                  $             (.56)  $               .04
                                                                                         ===================  ===================

Weighted Average Common Shares Outstanding
   Basic                                                                                          15,831,748           14,030,570
                                                                                         ===================  ===================
   Diluted                                                                                        15,831,748           15,541,565
                                                                                         ===================  ===================



                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001



                                     $.001 Series A           $.001 Series AA           $.005 Par Value       Additional
                                ------------------------  ------------------------        Common Stock        ----------
                                    Preferred Stock           Preferred Stock         -------------------      Paid-In      Treasury
                                   Shares       Amount      Shares       Amount       Shares       Amount      Capital       Stock

Balance - December 31, 2000       1,450,000   $    1,450                             13,954,320  $    69,771  $4,710,907

Sale of preferred stock              50,000           50                                                          22,450

Collections on shareholder
   receivables

Conversion of preferred stock      (135,000)        (135)                               135,000          675        (540)

Redemption of preferred stock       (48,900)         (49)                                                        (21,516)

Issuance of warrants                                                                                             280,000

Net earnings
                                -----------   ---------   -----------  ----------   -----------  -----------  ---------   ---------

Balance - December 31, 2001       1,316,100        1,316                             14,089,320       70,446   4,991,301

Issuance of preferred stock                                 1,200,000  $     1,200                             5,998,800
   for land

Sale of common stock                                                                  3,039,024       15,195   1,955,805

Conversion of preferred stock       (91,000)         (91)    (300,000)        (300)   3,749,537       18,748     (18,357)

Exercise of warrants                                                                    125,000          625      11,875

Issuances of stock for                                                                  136,250          681     220,360
   consulting services

Issuances of stock and
   warrants for acquisitions                                                            188,000          940     770,313

Issuances of warrants                                                                                            923,114

Beneficial conversion feature                                                                                    212,590
   of debt

Purchase of treasury stock                                                                                                $ (32,250)

Net loss
                                -----------   ----------  -----------  -----------  -----------  -----------  ----------  ---------

Balance - December 31, 2002       1,225,100   $    1,225      900,000  $       900   21,327,131  $   106,635  $15,065,801 $ (32,250)
                                ===========   ==========  ===========  ===========  ===========  ===========  =========== =========



                                         Retained
                                         Earnings    Shareholder     Total
                                         (Deficit)   Receivables    Equity

Balance - December 31, 2000           $   693,997  $    (8,250) $ 5,467,875

Sale of preferred stock                                (13,000)       9,500

Collections on shareholder
   receivables                                          13,000       13,000

Conversion of preferred stock

Redemption of preferred stock            (222,935)                 (244,500)

Issuance of warrants                                                280,000

Net earnings                              670,360                   670,360
                                      -----------  ----------   -----------

Balance - December 31, 2001             1,141,422       (8,250)   6,196,235

Issuance of preferred stock                                       6,000,000
   for land

Sale of common stock                                              1,971,000

Conversion of preferred stock

Exercise of warrants                                                 12,500

Issuances of stock for                                              221,041
   consulting services

Issuances of stock and
   warrants for acquisitions                                        771,253

Issuances of warrants                                               923,114

Beneficial conversion feature                                       212,590
   of debt

Purchase of treasury stock                                          (32,250)

Net loss                               (8,849,618)               (8,849,618)
                                      -----------  -----------  -----------

Balance - December 31, 2002           $(7,708,196) $    (8,250) $ 7,425,865
                                      ===========  ===========  ===========

                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             For the Year Ended
                                                                                                December 31,
                                                                                          2002                 2001
                                                                                  -------------------  -------------------

Cash Flows From Operating Activities
   Net earnings (loss)                                                            $        (8,849,618) $           670,360
   Adjustments to reconcile net earnings (loss) to net cash provided by (used
     in) operating activities:
       Equity in earnings (loss) of limited partnerships                                      103,874              (76,580)
       Minority interest in earnings (loss) of partnership                                   (782,386)           1,210,674
       Depreciation and amortization                                                          745,731            1,038,644
       Deferred federal income tax (benefit)                                               (1,385,000)             590,000
       Loss on sale of assets                                                                 172,083
       Loss on terminated acquisition                                                       1,977,382
       Impairment on investment in land                                                     1,500,000
       Stock and warrants issued for consulting and
         professional fees                                                                    404,314
       (Increase) Decrease in:
         Accounts receivable                                                                4,586,800           (3,160,289)
         Inventory                                                                            230,804               36,575
         Prepaid expenses                                                                     113,350              225,960
         Other current assets                                                                (163,170)            (234,685)
         Loan fees                                                                           (139,537)
       Increase (Decrease) in:
         Accounts payable                                                                   1,150,760              512,922
         Federal income tax payable                                                          (224,576)            (197,865)
         Accrued expenses                                                                      96,767             (233,969)
                                                                                  -------------------  -------------------

       Net Cash Provided by (Used in) Operating Activities                                   (462,422)             381,747
                                                                                  -------------------  -------------------

Cash Flows From Investing Activities
   Purchase of Memorial Village                                                                                    (47,096)
   Purchase of Tuscarawas                                                                    (426,859)
   Capital expenditures                                                                      (226,203)            (119,005)
   Distributions from partnerships                                                             81,000              111,600
   Investment in limited partnerships                                                         (14,865)             (49,477)
   Proceeds from sale of assets                                                                19,484
   Investment in terminated acquisition                                                    (1,100,000)
                                                                                  -------------------

       Net Cash Used in Investing Activities                                               (1,667,443)            (103,978)
                                                                                  -------------------  -------------------

Cash Flows From Financing Activities
   Proceeds from debt                                                                       3,867,689              267,528
   Payments on debt                                                                        (2,527,036)            (965,466)
   Net proceeds from (payments on) lines of credit                                           (474,889)           1,056,045
   Principal payments on capital lease                                                       (113,991)            (106,078)
   Collections on shareholder receivable                                                                            13,000


                 See notes to consolidated financial statements.



                                                                                             For the Year Ended
                                                                                                December 31,
                                                                                          2002                 2001
                                                                                  -------------------  -------------------
Cash Flows From Financing Activities (continued)
   Distributions to limited partners                                                         (536,946)            (497,690)
   Sale of preferred stock                                                                                           9,500
   Issuance of warrants with debt                                                             149,841
   Purchase of treasury stock                                                                 (32,250)
   Exercise of warrants                                                                        12,500
   Sale of common stock                                                                     1,971,000
                                                                                  -------------------

                                                                                            2,315,918             (223,161)
                                                                                  -------------------  -------------------
       Net Cash Provided by (Used in) Financing Activities

Net Increase in Cash and Cash Equivalents                                                     186,053               54,608

Cash and Cash Equivalents - Beginning of Period                                                76,274               21,666
                                                                                  -------------------  -------------------

Cash and Cash Equivalents - End of Period                                         $           262,327  $            76,274
                                                                                  ===================  ===================

Supplemental Disclosures of Cash Flow Information

   Cash paid during the year for:

     Interest                                                                     $         1,205,353  $           724,816
                                                                                  ===================  ===================

     Income taxes                                                                                      $           200,865
                                                                                                       ===================

Supplemental Schedule of Non-Cash Investing and Financing Activities

   Redemption of preferred stock with shareholder receivable                                           $           244,500
                                                                                                       ===================

   Purchase of land with preferred stock                                          $         6,000,000
                                                                                  ===================

   Issuance of shares for investment                                              $            74,750
                                                                                  ===================

   Equipment acquired with capital lease obligation                               $            67,032  $           348,996
                                                                                  ===================  ===================




During 2002, the Company acquired the following assets of Tuscarawas Ambulatory
Surgery Center, LLP.

   Accounts receivable                                                                      $           161,373
   Inventory                                                                                             45,001
   Prepaid expenses                                                                                       8,648
   Property and equipment                                                                               834,494
   Goodwill                                                                                           1,022,302
   Accounts payable                                                                                    (150,845)
   Accrued expenses                                                                                     (61,766)
   Debt                                                                                                (842,348)
   Warrants issued                                                                                     (590,000)
                                                                                            -------------------

       Net cash paid                                                                        $           426,859
                                                                                            ===================



                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Note 1 - Organization and Accounting Policies

SurgiCare, Inc. and Subsidiaries (the Company) maintains their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position, results of operations and cash flows are summarized below:

     Description of Business

     Bellaire SurgiCare, Inc. (Bellaire) was formed in January, 1995 as a Texas corporation to operate a day surgery center in Houston, Texas. Effective July 1, 1999, Bellaire acquired SurgiCare, Inc. (formerly Technical Coatings, Inc.) in a reverse acquisition. Bellaire SurgiCare, Inc. is now a wholly-owned subsidiary of SurgiCare, Inc.

     In September, 2000, Town & Country SurgiCare, Inc. was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Town & Country SurgiCare, Inc. is a 60% general partner in Healthfirst Memorial Village Surgery, L.P., which operates a day surgery center in Houston, Texas. During 2002, Town & Country SurgiCare, Inc. acquired a 10% general partner interest in Physicians Endoscopy Center, Ltd., L.L.P. (Physicians Endoscopy), which operates a day surgery center in Houston, Texas.

     In October, 2000, Baytown SurgiCare, Inc. was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Baytown SurgiCare, Inc. is a 10% general partner of San Jacinto Surgery Center, Ltd., which operates a day surgery center in Baytown, Texas.

     In May 2001, Southeast SurgiCare, Inc. was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Southeast SurgiCare, Inc. is a 20% general partner of Bayside Surgical Partners, L.P. (Bayside), which operates a day surgery center in Pasadena, Texas. During 2002, Southeast SurgiCare, Inc. sold their 20% interest in Bayside. See Note 3.

     In June 2002, SurgiCare, Inc. acquired a 51% ownership in Tuscarawas Ambulatory Surgery Center, LLC (Tuscarawas), an Ohio limited liability company, which operates a day surgery center in Dover, Ohio. See Note 3.

     Principles of Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bellaire SurgiCare, Inc., Southeast SurgiCare, Inc., Town & Country SurgiCare, Inc., Baytown SurgiCare, Inc. and Tuscarawas Ambulatory Surgery Center, LLC. (51% owned) All material intercompany balances and transactions have been eliminated in consolidation.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


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

     Property and Equipment

     Property and equipment are presented at cost. Medical and surgical equipment, of approximately $493,000, under capital lease is recorded at the present value of future minimum lease payments. Depreciation and amortization are computed at rates considered sufficient to amortize the cost of the assets, using the straight-line method over their estimated useful lives as follows:

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

     As of December 31, 2002 and 2001, the Company has a 10% general partnership interest in San Jacinto Surgery Center, Ltd., a Texas limited partnership. As of December 31, 2002, the difference in the carrying amount of the investment and the

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


     underlying equity in net assets of San Jacinto was approximately $237,000. This amount is considered goodwill and is not being amortized. As of December 31, 2002, there is no impairment to this goodwill. As of December 31, 2002, San Jacinto had a $1,000,000 draw note payable to a bank with an outstanding balance of $948,961, which is guaranteed by the Company. The note bears interest at the prime rate plus 1% and is secured by the accounts receivable of San Jacinto.

     As of December 31, 2001, the Company had a 20% general partnership interest in Bayside, a Delaware limited partnership. As described in Note 3, the Company sold its 20% interest during 2002.

     As of December 31, 2002, the Company has a 10% general partnership interest in Physicians Endoscopy Center, Ltd., L.L.P., a Texas limited partnership. As of December 31, 2002, Physicians Endoscopy had a $1,387,000 note payable to a bank, of which $187,000 was guaranteed by the Company.

     Goodwill

     Goodwill arises from the acquisition of assets at an amount in excess of their fair market value. Amortization was computed in 2001 by the straight-line method over 15 years. See Note 5.

     Real Estate

     Real estate is presented at the lower of cost or current market value based on a current appraisal.

     Loan Fees

     Fees paid in connection with obtaining debt financing are being amortized over the terms of the loans.

     Federal Income Taxes

     The Company computes federal income tax based upon prevailing rates at year end.

     The Company provides deferred income taxes for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


     Reclassifications

     Certain reclassifications have been made in the 2001 financial statements to conform to the reporting format in 2002. Such reclassifications had no effect on previously reported earnings.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial operating losses during 2002. In addition, the Company has used substantial amounts of working capital in their operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt. As of December 31, 2002, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in the future, due to its debt load, it is not able to fund its current operations solely from its cash flow. As such, additional sales of debt and/or equity securities will be required to continue operations.

On March 6, 2003, the Company received a $1.2 million investment from existing physician shareholders, local Houston physicians, and select Houston individuals. The investment was made via a private placement, under which 3,419,137 shares of the Company's common stock were issued. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $.35. The proceeds of the financing are being used for working capital purposes.

The Company is continuing to pursue additional financing of debt and/or equity but does not currently have firm commitments for the additional sales of debt or equity securities. Any such sales will be made on a best efforts basis. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

Note 3 - Acquisitions

On May 31, 2002, the Company acquired a 51% interest in Tuscarawas, located in Dover, Ohio for an aggregate of $426,859 cash and warrants to purchase 200,000 shares of the Company common stock at an exercise price of $.01 per share expiring May 31, 2007. The warrants were valued at $590,000. The Company has also entered into a Management Agreement with Tuscarawas to act as exclusive manager of Tuscarawas in exchange for 5% of the net monthly collected revenue.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


The Company acquired five tracts of real estate in a transaction valued at $6,000,000 plus legal and other transaction fees, which closed on June 4, 2002, from American International Industries, Inc., Texas Real Estate Enterprises, Inc., and Midcity Houston Properties, Inc. During September 2002, the land acquired June 4, 2002 was appraised at a value less than the acquisition cost. An impairment loss of $1,500,000 has been recognized to reflect the current market value.

The Company issued 1,200,000 shares of Series AA Preferred Stock to fund the transaction. The terms of the Series AA Stock, as modified in a binding letter of intent dated November 15, 2002, are as follows: 300,000 shares convert immediately to 3,658,537 shares of common stock. On June 1, 2004, June 1, 2005 and June 1, 2006, 300,000 shares convert to a number of common shares equivalent to $1,500,000 divided by the average closing price over the previous 20 trading days. The Company has the option to redeem the Series AA Preferred shares on the above dates for $5 per share. Holders of Series AA Preferred Stock are entitled to one vote for each share of Series AA Preferred Stock held at all shareholders meetings for all purposes.

Effective January 2, 2002, the Company acquired a 10% general partnership interest in Physicians Endoscopy Center, Ltd., L.L.P. for $14,865.

Effective August, 2001, the Company acquired a 20% general partnership interest in Bayside for $49,477 in cash.

Note 4 - Dispositions and Loss on Investments

In August 2002, the Company sold its 20% interest in Bayside for a $223,178 note receivable and recognized a loss on the sale of $169,964. The Company's total investment in the project which consisted of cash, loans and development fees was $393,142.

In August 2002, the Company entered into an agreement to acquire Aspen Healthcare, Inc. (Aspen), a Colorado corporation, which required the Company to make non-refundable installment payments totalling $1,000,000 in June, July, and August 2002. In addition, the Company issued 163,000 shares of common stock valued at $472,051 and warrants to purchase 136,786 shares of common stock at a price of $2.24 which were valued at $161,407. The 163,000 shares of common stock could be put back to the Company at $2.24 per share. The put option was valued at $25,000.

The final cash payment of $5,756,000 was due September 14, 2002. The Company was unable to make the final payment and defaulted on the agreement. On October 15, 2002, the Company negotiated a settlement agreement with the shareholders of Aspen. The settlement released the Company from remaining obligations under the acquisition agreement in consideration of the following:

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


(a) Aspen retained all non-refundable deposits totaling $1,000,000; (b) Aspen exercised their put on 91,400 shares of common stock for cash of $204,736; (c) The existing warrants were re-priced to $.40 per share ($15,046) (d) New warrants to purchase 200,000 shares of common stock at $.40 were issued ($48,000) (e) $100,000 in cash

In September 2002, the Company expensed its investment in Aspen and recognized a loss on its investment of $1,977,382 which included cash, stock, warrants and all charges related to the settlement agreement.

Note 5 - Goodwill

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

The following is a reconciliation of goodwill:

     Beginning balance, December 31, 2001                $         7,023,433
     Acquisition                                                   1,022,302
                                                         -------------------
     Ending balance, December 31, 2002                   $         8,045,735
                                                         ===================

Comparative Proforma results of adopting SFAS 142 follow:

                                              2002                  2001
Net Income (Loss):
   Reported net income (loss)         $        (8,849,618)  $           670,360
   Goodwill amortization                                                498,107
                                      -------------------   -------------------
   Proforma net income (loss)         $        (8,849,618)  $         1,168,467
                                      ===================   ===================

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


Earnings (Loss) Per Share:
   Basic:
     Reported net income (loss)       $             (.56)   $              .05
     Goodwill amortization                                                 .03
                                      -------------------   ------------------
   Proforma net income (loss)         $             (.56)   $              .08
                                      ==================    ==================
   Diluted:
     Reported net income (loss)       $             (.56)   $              .04
     Goodwill amortization                                                 .03
                                      -------------------   ------------------
   Proforma net income (loss)         $             (.56)   $              .07
                                      ===================   ==================

Under SFAS 142, the Company must have completed its initial assessment of goodwill for possible impairment no later than December 31, 2002. The Company has completed the first phase of this impairment test and, based on an independent valuation performed by a third party, believes that there was no impairment of goodwill as of January 1, 2002.

Due to the significant losses incurred during 2002, and the decline in the quoted market price of the common shares, the Company believed that a second impairment test as of December 31, 2002 was necessary. Using the same methodology (mainly the market method) as employed in the transitional valuation, the Company concluded that no impairment had occurred as of December 31, 2002.

Note 6 - Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. The 2001 diluted earnings per share, in addition to the weighted average determined for basic earnings per share, include common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method, and assumes the conversion of the Company's preferred stock for the period outstanding, since their issuance.


                                                                                     For the Year Ended
                                                                                        December 31,
                                                                                  2002                 2001
Basic Earnings Per Share:
Net Earnings (Loss)                                                       $       (8,849,618)   $          670,360
Weighted average shares outstanding                                               15,831,748            14,030,570
Dilutive stock options and warrants                                               (A)                      161,495
Conversion of preferred shares                                                    (B)                    1,349,500
Conversion of debt                                                                (C)
Weighted average common shares  outstanding
 for diluted net earnings per share                                               15,831,748            15,541,565

Net earnings (loss) per share - Basic                                     $             (.56)   $              .05
                                                                          ==================    ==================
Net earnings (loss) per share - Diluted                                   $             (.56)   $              .04
                                                                          ==================    ==================


                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


The following potentially dilutive securities are not included in the 2002 calculation of common shares outstanding for diluted net earnings per share, because their effect would be anti-dilutive due to the net loss for the year:

(A)  8,896,171 options and warrants outstanding at December 31, 2002.
(B) 900,000 shares of Series AA Preferred stock are convertible into $4,500,000 of common shares. 1,225,100 shares of Series A Preferred stock are convertible into 1,225,100 common shares.
(C) $1,000,000 of debentures are convertible into common stock at a price equal to $1.50 per share.

Note 7 - Lines-of-Credit

Lines-of-credit for the years ended December 31, 2002 and 2001, are as follows:


                                                                                          2002                  2001
                                                                                 -------------------   -------------------
$2,500,000 revolving lines-of-credit with a financial institution, secured by accounts receivable, bearing interest at prime (4.25% at December 31, 2002)
     plus 2%, interest payable monthly, due October, 2002

                                                                                $         1,665,657   $         2,140,546
                                                                                 ===================   ===================

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2002 and 2001, is as follows:
                                                                                          2002                  2001
                                                                                 -------------------   -------------------

Note payable to a financial institution, secured by all assets of the Company, due in monthly installments of $81,068 including interest at 11.5%, due
   April, 2006
                                                                                $         2,845,407   $         3,306,942

Note payable to a financial institution, secured by all assets of the Company and 400,000 shares of SurgiCare, Inc. common stock pledged by certain shareholders, $375,000 due February, 2002, remaining principal refinanced, due in monthly installments of $11,060 including interest at 12%, due January
   2006

                                                                                            355,730               750,000

Note payable to a financial institution, secured by inventory and equipment, due in monthly installments of $44,482 including interest at 11.5%, due November,
   2002
                                                                                            175,122               465,921


                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


                                                                                           2002                  2001
                                                                                    -------------------   ------------------
Note payable to a financial institution, secured by inventory and equipment, due in monthly installments of $3,280 including interest at 9.5%, due November,
   2002
                                                                                                 12,865                34,427

Note payable to a financial institution, secured by inventory and equipment, due in monthly installments of $1,739 including interest at 11.1%, due November,
   2002
                                                                                                  6,847                18,244

Note payable to a bank, secured by an automobile, due on demand or in monthly installments of $691 including interest at 9.5%
                                                                                                                       20,012

Note payable to a financial institution, secured by an automobile, due in monthly installments of $550 including interest at 7.99%, due
   November, 2004                                                                                12,147                17,093

Note payable to a bank, secured by land, due in monthly installments of $29,740 including interest at the prime rate (4.25% at December 31, 2002) plus 1.5%, due December, 2007
                                                                                              1,500,000

Note payable to a shareholder, unsecured, interest at the prime rate (4.25% at
   December 31, 2002) plus 2% due upon maturity
                                                                                                 50,000

Note payable to a limited partnership, unsecured, due in monthly payments of
   $4,303 including interest of 6%, due October, 2003
                                                                                                 50,000

Note payable to a financial institution, secured by accounts receivable, inventory and equipment, due in monthly installments of $3,297 including interest of 15.9%, due December, 2003
                                                                                                 32,966

$1,000,000  convertible  debentures,  bearing interest at 25%,  maturing
   June, 2003 (see below)                                                                       918,836

Note payable to a financial institution, secured by equipment, furniture and fixtures, due in monthly installments of $25,955 including interest of 10%, due July, 2005
                                                                                                706,463

Note payable to a bank, due on demand or in monthly installments of $6,944 plus interest at the prime rate (4.25% at December 31, 2002) plus 1%, until
   December, 2003
                                                                                                 83,334               166,667
                                                                                    -------------------   -------------------

                                                                                              6,749,717             4,779,306
Less: Current maturities                                                                      6,295,389             1,789,441
                                                                                    -------------------   -------------------

                                                                                    $           454,328   $         2,989,865
                                                                                    ===================   ===================


                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


Long-term debt is payable in the future as follows:

         For the Year Ending
            December 31,

                2003                             $         6,295,389
                2004                                         278,552
                2005                                         175,776
                                                 -------------------

                                                 $         6,749,717

Loan agreements relating to the majority of the notes payable above contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of December 31, 2002. Further, the Company is delinquent in payments on the majority of the notes. All notes in default have been shown as current in these financial statements. The Company has obtained a letter of forbearance through June 30, 2003, in connection with these loans in default.

In July 2002, the Company closed a $1,000,000 funding which was primarily used to fund the initial payments for the Aspen acquisition. The debentures are convertible into common stock at a price equal to $1.50 per share. In connection with the debentures, the Company issued warrants to purchase 235,000 shares of common stock for $2.12. Based on the relative fair value of the warrants, beneficial conversion feature and the debenture, discounts of $149,841 and $212,590 were recorded to reflect the value of the warrants and the beneficial conversion, respectively. The discounts will be amortized to interest expense over one year and four months, respectively. As of December 31, 2002, this note was in default.

Note 9 - Long-Term Capital Leases

The Company leases certain equipment from third parties. The leases expire through 2006. The stockholders have guaranteed the leases. As of December 31, 2002, the leases were in default and have been classified as current in these financial statements.

The following is a schedule of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2002:

             For the Year Ending
                December 31,

                    2003                                  $           377,792

     Less: Amount representing interest                               (64,067)
                                                          --------------------

     Present value of minimum lease payments                          313,725

     Less: Current obligations                                        313,725
                                                          -------------------

     Long-term obligations under capital lease            $                 0
                                                          ===================

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


Note 10 - Operating Leases

The Company leases its treatment facilities and corporate office space under operating leases which expire in various years through 2008. The leases provide for annual operating expense increases. The Company also leases medical equipment under an operating lease which expires in 2006. Base rental payments under these lease agreements are as follows:

              For the Year Ending December 31,

                     2003                              $           784,269

                     2004                                          678,363
                     2005                                          678,363
                     2006                                          483,442
                     2007                                          405,145
                  Thereafter                                       214,263
                                                       -------------------

                                                       $         3,243,845

Note 11 - Management Fees

The Company has contracted with affiliated outpatient surgical centers to manage the operation of the treatment facilities. Under the contracts, the Company receives fees ranging from 2% to 5% of revenues collected by the facilities under contract. The Company recorded the following fees during 2002 and 2001:



                                                                                  2002                  2001
                                                                          -------------------   -------------------

SurgiCare Memorial Village, L.P.                                          $           102,630   $           120,170
San Jacinto Surgery Center, Ltd.                                                      219,918               212,939
Bayside Surgical Partners, L.P.                                                        37,500                29,315
Tuscarawas Ambulatory Surgery Center                                                   28,348
                                                                          -------------------   -------------------

                                                                          $           388,396   $           362,424
                                                                          ===================   ===================



The contract with Bayside was terminated in 2002 with the sale of the investment in Bayside.

Note 12 - Related Party Transactions

As of December 31, 2002 and 2001, the Company had a non-interest-bearing receivable from a shareholder of $8,250 for the purchase of stock.

As of December 31, 2001, the Company had a receivable from Bayside Surgical Partners of $67,857.

As of December 31, 2002, the Company had a payable to San Jacinto of $126,086. As of December 31, 2001, the Company had a receivable from San Jacinto of $24,229.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


As of December 31, 2002, the Company had a receivable from Physicians' Endoscopy of $9,177.

Bellaire leases space for its offices in a medical office building owned by a partnership in which Dr. Mineo, a director and shareholder, has a 25% interest. The lease expires in 2003. During fiscal 2002, Bellaire paid approximately $195,000 as rent to the partnership. During fiscal 2001, Bellaire paid approximately $194,000 as rent to the partnership.

Note 13 - Federal Income Taxes

A reconciliation of the statutory federal income tax rate to the effective tax rate at December 31, 2002 and 2001, is as follows:


                                                                                  2002                  2001
                                                                          -------------------   -------------------
Federal income tax expense at statutory rate                              $        (3,474,002)  $           429,543
Increase in valuation allowance                                                     2,679,000
Correction of prior year accrual                                                     (814,574)              150,000
Other                                                                                                        13,457
                                                                          -------------------   -------------------
                                                                          $        (1,609,576)  $           593,000
                                                                          ===================-  ===================




The components of the deferred tax liability as of December 31, 2002 and 2001, were as follows:

                                                                                  2002                 2001
Deferred tax liability:
   Accrual to cash conversion                                             $          (595,000)  $        (1,385,000)
                                                                          -------------------   -------------------
       Net deferred tax liability                                                    (595,000)           (1,385,000)
Deferred tax asset:
   Net operating loss                                                               3,274,000
                                                                          -------------------
Net deferred tax asset (liability)                                                  2,679,000            (1,385,000)
   Valuation allowance                                                             (2,679,000)
                                                                          -------------------
Net deferred taxes                                                        $                 0   $        (1,385,000)
                                                                          ===================   ===================



The Company has a net operating loss carryforward of approximately $9.6 million, which will expire in 2022.

Note 14 - Preferred Stock

The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share. The stock also has a liquidation preference of $5 per share. Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held.

As noted in Note 3, during 2002, the Company issued 1,200,000 shares of Series AA Preferred Stock to fund the acquisition of land. The terms of the Series AA Stock, as modified in an agreement dated December 11, 2002, are as follows:
300,000 shares convert immediately to 3,658,537 shares of common stock. On June 1, 2004, June 1, 2005 and June 1, 2006, 300,000 shares convert to a number of common shares equivalent to $1,500,000 divided by the average closing price over the previous 20 trading days. The Company has the option to redeem the Series AA Preferred shares on the above dates for $5 per share. Holders of Series AA Preferred Stock are entitled to one vote for each share of Series AA Preferred Stock held at all shareholders meetings for all purposes.

                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


Note 15 - Warrants and Options

Transactions with Other Than Employees

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued.

During 2002 the Company issued warrants as follows:



    Number of              Exercise                                                               In connection
     Shares                 Price                Expiration                    Value                  with
-----------------------  ------------  ------------------------------  ---------------------  ---------------------
                         $     2.12       July 15, 2005                $             149,841       Debt
              235,000
              200,000          2.95       June 1, 2007                               590,000       Acquisition
               50,000          1.00       March 1, 2005                               47,500       Consulting
              336,786           .32       September 15, 2007                         224,453       Acquisition
              526,531           .35       November 12, 2007                          135,773       Consulting
-----------------------
            1,348,317
=======================



During 2001, warrants to purchase 125,000 shares of common stock at $.10 per share were issued to a consultant and were valued at $280,000 or $2.24 per share. These warrants were exercised during 2002.




                                                          2002                                  2001
                                           -----------------------------------  -----------------------------------
                                                                 Price Per                            Price Per
                                               Warrants            Share            Warrants            Share
                                           -----------------  ----------------  -----------------  ----------------

Outstanding on January 1,                            325,000  $    .10 - 3.00             200,000  $          3.00

Issued                                             1,348,317       .32 - 2.95             125,000              .10

Exercised                                           (125,000)             .10
                                           ------------------                   -----------------

Outstanding on December 31                         1,548,317  $    .32 - 3.00             325,000  $    .10 - 3.00
                                           =================                    =================

Weighted average exercise price            $               .93                  $              1.88
                                           ===================                  ===================

Weighted average fair value of warrants
   granted during the year                 $               .85                  $              2.24
                                           ===================                  ===================

Weighted average remaining life of
   warrants at December 31                          4.26 years                           3.37 years
                                           ===================                  ===================


The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following weighted average assumptions:



                                                                                  2002                  2001
                                                                              ---------------       ---------------
   Risk-free interest rate                                                              3.01%                 3.91%
   Expected life                                                                    2.7 years               5 years
   Expected dividends                                                                    None                  None
   Expected volatility                                                                    74%                   77%


                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


Transactions with Employees

The Company accounts for its employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant.

In October 2001, the Company established a stock option plan which authorized 1,400,000 shares of common stock to be made available through an incentive program for employees. The options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. The options have a ten year term. There were 81,955 options granted under this plan in 2002. There were none granted under this plan in 2001.

During 2002, the Company granted options to an employee to purchase 175,000 shares of common stock with an exercise price of $2.00 and a term of 5 years. The options are fully vested.

During 2002, the Company also granted options to executives to purchase 6,489,232 shares of common stock with an exercise price of $.32 and a term of 10 years. One fourth of these options vest immediately, with the remainder vesting over 3 years.

On October 5, 2001, the Company granted options to purchase 860,000 shares of common stock to employees. The options vest over various periods, have an exercise price of $1.90 and a term of 10 years.

Information with respect to employee stock options for December 31, 2002, is as follows:



                                                          2002                                 2001
                                           -----------------------------------  -----------------------------------
                                                                 Price Per                            Price Per
                                           -----------------  ----------------  -----------------  ----------------
                                                Options            Share             Options            Share

Outstanding on January 1                             860,000  $          1.90

Granted                                            6,746,187       .32 - 2.05             860,000  $          1.90

Forfeited                                           (258,333)            1.90
                                           -----------------                    -----------------

Outstanding on December 31                         7,347,854  $    .32 - 2.05             860,000  $          1.90
                                           =================                    =================

Exercisable on December 31                         2,657,853  $    .32 - 2.05             361,668  $          1.90
                                           =================                    =================

Weighted average fair value of options
   granted during the year                 $               .18                  $               .61
                                           ===================                  ===================

Weighted average exercise price

     Outstanding                           $               .51                  $              1.90
                                           ===================                  ===================

     Exercisable                           $               .84                  $              1.90
                                           ===================                  ===================

Weighted average remaining life of
   options at December 31
                                                  9.64 years                           9.75 years
                                           =================                    =================
     Outstanding

     Exercisable                                  9.23 years                           9.75 years
                                           =================                    =================


                                 SURGICARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


The fair value of the options at date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:


                                            2002                 2001
                                       ----------------      ----------------

   Risk-free interest rate                        3.00%                 3.91%

   Expected life                             3.14 years               5 years

   Expected dividends                              None                  None

   Expected volatility                              57%                   77%

Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," using the fair value based method, the Company's net income would have been reduced to the following pro forma amounts:


                                                                                  2002                  2001
                                                                          ------------------    ------------------

Net income (loss) - as reported                                           $       (8,849,618)   $          670,360
                                                                          ==================    ==================
Net income (loss) - pro forma

                                                                          $       (9,591,652)   $          524,027
                                                                          ==================    ==================

Basic earnings (loss) per share - as reported

                                                                          $             (.56)   $              .05
Basic earnings (loss) per share - pro forma                               ==================    ==================

                                                                          $             (.61)   $              .04
                                                                          ==================    ==================

Diluted earnings (loss) per share - as reported

                                                                          $             (.56)   $              .04
Diluted earnings (loss) per share - pro forma                             ==================    ==================

                                                                          $             (.61)   $              .03
                                                                          ==================    ==================


Note 16 - 401(k) Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to a maximum of 15% of their income. The Company matches 25% of the employees' deferrals up to 4% of their income. The Company contributions vest 20% after two years of service and 20% each year thereafter, being fully vested after six years of service. During 2002 and 2001, the Company contributed approximately $7,000 and $4,000, respectively, to the Plan.

Note 17 - Litigation

In September 2002, the Company was named as a defendant in a suit entitled Charles Cohen vs. SurgiCare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas. Mr. Cohen sued the Company for breach of contract and both defendants for defamation. Mr. Cohen claims that the Company breached his employment agreement when it terminated his employment and that Mr. Blumfield and the Company made defamatory statements about him. Mr. Cohen has made claims for $562,000 for breach of the employment agreement plus additional damages for the defamation claim. The Company intends to vigorously defend this suit.

In February 2003, the Company was named as a defendant in a suit entitled S.E. Altman, individually, and d/b/a Altman & Associates vs. SurgiCare, Inc., in the County Court at Law No. 1, Harris County, Texas. Altman has sued the Company for breach of contract based on a finders fee contract in which Altman claims the Company has not performed. Altman has made claims in the amount of $217,000 plus attorney's fees. The Company intends to vigorously defend this suit.

In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as a defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc. MarCap has sued for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329. The Company has paid $53,832 of this balance and is attempting to arrange for a payment plan to pay the remaining balance.


Note 18 - Commitments

Effective November 10, 2002, the Company has entered into employment agreements with its executives. The term of the agreements is three years. These agreements provide for annual salaries and incentive bonuses of up to 30% of the employee's base compensation. The criteria for earning the bonus will be established by the Board of Directors at the beginning of each 12-month period. In addition, the agreements provide for payments of two times annual base salary if the executives are terminated without cause. All options would also vest at that time. The Company's aggregate base salary commitment under the employment agreements through their respective terms is $1,588,000.

Note 19 - Subsequent Events

Under the terms of the agreement completed December 11, 2002 to restructure the land purchase between SurgiCare, Inc., American International Industries, Inc., Texas Real Estate Enterprises, Inc., MidCity Houston Properties, Inc., a Texas corporation, and International Diversified Corporation (IDC), IDC was to reimburse the Company $400,000 by January 15, 2003. IDC failed to make any payment on the $400,000 and thus has forfeited 1,709,024 shares held as collateral by SurgiCare. On February 3, 2003, counsel for IDC claimed that the Company has breached the agreement and has asked for repayment of the $1,000,000 investment by IDC. IDC has sued for the rescission of the contract and the return of $1,000,000 or the deliverance of 2,439,024 shares. The Company intends to vigorously defend this suit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

SurgiCare's Directors and Executive Officers are as follows:

   NAME                      POSITION                                AGE
   ----                      --------                                ---
   Keith LeBlanc             President and Chief Executive Officer    44
   Phil Scott                Chief Financial Officer and Secretary    40
   Jeffery Penso             Director and Vice President              48
   Sherman Nagler            Director                                 46
   Charles S. Cohen          Director                                 40
   Bruce Miller              Director                                 53
   Michael Mineo             Director                                 58


     Keith G. LeBlanc was appointed Chief Executive Officer on September 10th, 2002. Mr. LeBlanc previously served as CEO for Gulf Coast Surgery and Endoscopy in Biloxi, Mississippi. Mr. LeBlanc has extensive healthcare management experience, serving as a hospital CEO for 10 years and as the CEO and founder of The Quest Group, a physician equity MSO joint venture. The Quest Group managed physician practices statewide in Louisiana. Mr. LeBlanc is a registered respiratory therapist and holds a MHS from LSU Medical School.

     Phil Scott was appointed Chief Financial Officer on September 18th, 2002. Mr. Scott previously served as the Vice President of Development for HealthCare Partners, a $300 million physician management services organization. Mr. Scott was also a co-founder, Vice President and CFO for The Camden Group, a national healthcare consulting firm. Mr. Scott is a Chartered Financial Analyst and was awarded an MBA from the University of San Diego.

     Dr. Jeffery Penso D.P.M. was elected as Director of SurgiCare, Inc. on July 10, 1999. Dr. Penso has served as Vice-President of SurgiCare, Inc. since July 1999 and Vice-President of Bellaire SurgiCare, Inc. since July 1998. He has been in private practice for 16 years. He received his undergraduate degree in 1983 at University of Akron, and then attended the Ohio College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1988.

     Dr. Sherman Nagler D.P.M. was elected as Director of SurgiCare, Inc. on July 10, 1999. He has been in private practice for 16 years. He received his undergraduate degree in 1977 at State University of New York at Plattsburgh, and then attended the New York College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1985.

     Charles S. Cohen was elected as a Director of SurgiCare, Inc. on July 10, 1999. Mr. Cohen previously served as the Co-CEO of SurgiCare, Inc. and before that, the acting Chief Operating Officer since 1998, but was terminated on September 9, 2002. From 1994 to 1998, Mr. Cohen was the President of Medical Distributors International, Inc. (MDI). He has served as a Director of TMDI Medical, from 1995-1997. Both MDI and TMDI were involved with the international purchasing, importing, and exporting of medical and surgical equipment. Mr. Cohen was educated at the University of Missouri at Columbia in business.

     Dr. Bruce Miller, D.P.M. has been in private practice for 25 years. He received his undergraduate degree in 1969 at Temple University and then attended the Pennsylvania College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1986.

     Dr. Michael Mineo D.P.M. was elected as Director of SurgiCare, Inc. on July 10, 1999. Dr. Mineo has served as Vice-President of Bellaire SurgiCare, Inc. since March of 1995. He has been in private practice for 29 years. He received his undergraduate degree in 1964 from Geneva College, Beaver Falls, PA, and then attended the Ohio College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1979, and a Fellow of the American College of Foot Surgeons since 1980.

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

     Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002, except: (a) Mr. Cohen was late in reporting one transaction on Form 4, which was reported on a Form 5 filed in August 2002; (b) Dr. Blumfield was late in reporting one transaction on a Form 4, which was reported on a Form 5 filed in August 2002; (c) Dr. Penso was late in reporting two transactions on Form 4, which were reported on a Form 5 filed in September 2002; (d) Messrs. LeBlanc and Scott did not timely file a Form 3, which form was filed in April 2003, and (e) we have not received any Form 5s for the year ended December 31, 2002, nor have we received any representations from reporting persons that such form was not applicable to them.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation paid during each of SurgiCare's last three fiscal years to each of the highest paid persons who are officers or directors of SurgiCare, Inc. receiving compensation of at least $100,000 and the Chief Executive Officer (the "Covered Executives"). The following table includes compensation data for Mr. LeBlanc, Dr. Blumfield and Mr. Cohen, each of which served as our Chief Executive Officer during the fiscal year ended December 31, 2002. Except as listed below, no executive officers or employees received a salary and bonus during the fiscal year ended December 31, 2002 that met or exceeded $100,000. For compensation for 2000, each of the persons indicated received their compensation as a director or officer of Bellaire.

                           SUMMARY COMPENSATION TABLE



    Name and Principal
        Positions            Year                    Annual Compensation                   Long-Term Compensation
    ------------------      ------         -------------------------------------        ---------------------------
                                                                                          Stock Underlying Options
                                           Salary ($)                  Bonus ($)                 / SARs (#)
                                           ----------                  ---------                 ----------
Keith LeBlanc,
President & CEO (1)          2002            56,654                       --                      3,244,616

David Blumfield,
Co-CEO (2)                   2002            44,098                       --                         --
                             2001            52,500                       --                       175,000
                             2000            24,000                       --                         --

Charles S. Cohen
Co-CEO and COO (3)           2002            99,868                                                116,333
                             2001            125,000                      --                       233,333
                             2000            75,000                       --                         --


Except as set forth in the table, no compensation has been rewarded to, earned by or paid to any of the Covered Executives and required to be reported in the table for any of the last three fiscal years.

(1) Commenced employment in November 10, 2002. Salary amount is for the period from November 10, 2002 until December 31, 2002 and includes amount paid as a consultant from September 10, 2002 until November 9, 2002.

(2) Resigned on September 10, 2002. Salary amount is for the period from January 2002 through December 31, 2002.

(3) Terminated on September 9, 2002. Salary amount is for the period from January 2002 until resignation. Options issued are subject to resolution of lawsuit filed by Charles Cohen against SurgiCare for wrongful termination. This total assumes all unvested options are awarded to Charles Cohen.



Options, Warrants, and Stock Appreciation Rights

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2002, to our named executive officers. No stock appreciation rights were issued during the fiscal year.


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)



                              Number of Securities
                               Underlying Options     Percent of Total Options
                                   Granted (#)        Granted to Employees in    Exercise or Base     Expiration
Name                                                        Fiscal Year           Price ($/Share)        Date
----                               -----------              -----------           ---------------        ----
Keith LeBlanc                       3,233,241                  48.5%                   $0.32          11/09/2012
David Blumfield                        --                        --                     --                --
Charles S. Cohen                       --                        --                     --                --


The following table sets forth information concerning option exercises during the fiscal year ended December 31, 2002 and option holdings as of December 31, 2002 with respect to our named executive officers. No stock appreciation rights were outstanding at the end of the fiscal year.



                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                             Number of Securities           Value of Unexercised
                         Shares Acquired      Value         Underlying Unexercised              In-the-Money
Name                     on Exercise (#)   Realized ($)     Options at FY-End (#)          Options at FY-End ($)
----                     ---------------   ------------     ---------------------          ---------------------

                                                         Exercisable   Unexercisable    Exercisable    Unexercisable

Keith LeBlanc                  --               --         875,669       2,357,572     $157,620          $424,363

David Blumfield                --               --         175,000           --             $0              --

Charles S. Cohen (1)           --               --         350,000           --             $0              --


(1) Terminated on September 9, 2002. Options issued are subject to resolution of lawsuit filed by Charles Cohen against SurgiCare for wrongful termination. This total assumes all unvested options are awarded to Charles Cohen.

     The values of the unexercised options above are based on the difference between the exercise price of the options and the fair market value of our common stock at the end of the fiscal year ended December 31, 2002, which was $.50 per share.

     Employment Agreements. Effective November 10, 2002, the Company has entered into employment agreements with its executives. The term of the agreements is three years. The agreements provide for payments of two times annual base salary if the executives are terminated without cause. All options would also vest at that time. The Company's aggregate base salary commitment under the employment agreements through their respective terms is $1,588,000.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 31, 2003, 24,752,171 shares of our common stock were outstanding, 1,225,100 shares of our Series A Preferred Stock were outstanding, and 900,000 shares of our Series AA Preferred Stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors and the executive officers named in the Summary Compensation Table below, and (c) all current directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed beneficially owned by a person if the person has the right to acquire shares (for example, upon conversion of our Series A Preferred Stock or the exercise of an option or warrant) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.



Title of        Name &                                      Amount of       Percent
Class           Address of Owner                            Ownership      of Class
------------------------------------------------------------------------------------
Common (1)      Blumfield, David                             800,000          3.21%
Preferred A     7400 Fannin #1100                             91,000          7.43%
                Houston, TX  77056

Common          Nagler, Sherman                              677,956          2.74%
Preferred A     1200 Binz                                     91,000          7.43%
                Houston, TX  77004

Common (2)      Bradbury, William                            852,666          3.44%
Preferred A     7400 Fannin #1100                             91,000          7.43%
                Houston, TX  77056

Common (3)      Jeffery Penso                                842,636          3.40%
Preferred A     11006 Westheimer                              91,000          7.43%
                Houston, Texas 77042

Common (4)      Michael Mineo                                838,130          3.38%
Preferred A     6699 Chimney Rock                             91,000          7.43%
                Houston, Texas 77081

Common (5)      Charles S. Cohen                             379,900          1.51%
                8902 Loch Lomond Ct.
                Houston, Texas 77096

Common          Son Nguyen                                   766,956          3.10%
Preferred A     1120-A Dennis                                 91,000          7.43%
                Houston, Texas 77004

Common (6)      Bruce Miller                                 901,257          3.64%
                13737 S.W. Freeway
                Sugarland, Texas 77478

Common          Larry Likover                                825,350          3.33%
Preferred A     902 Frostwood, #902                           91,000          7.43%
                Houston, Texas 77024

Common          Long Nguyen                                  766,956          3.10%
Preferred A     4007 Bellaire, #FF                            91,000          7.43%
                Houston, Texas 77025

Common          Gregory Mangum                               767,831          3.10%
Preferred A     4754 Beechnut                                 91,000          7.43%
                Houston, Texas 77096

Common          Robert Parker                                719,340          2.91%
Preferred A     1441 Memorial, #16                            91,000          7.43%
                Houston, Texas 77079

Common          Jeffrey Ross                                 767,831          3.10%
Preferred A     6624 Fannin, #2450                            91,000          7.43%
                Houston, Texas 77030

Common          Brian Zale                                   766,956          3.10%
Preferred A     11320 S. Post Oak, #1                         91,000          7.43%
                Houston, Texas 77035

Common          American Int'l Industries, Inc.            3,658,537         14.78%
Preferred AA    601 Cien Street                              900,000        100.00%
                Kemah, TX  77565

Common (7)      Elkana Faiwuszewicz                        1,709,024          6.90%
                601 Hanson Road
                Kemah, TX  77565

Common (8)      Keith LeBlanc                              6,700,025         25.76%
                12727 Kimberley Lane, Suite 200
                Houston, TX  77024

Common          Shirley Browne                               378,981          1.53%
Preferred A     P.O. Box 247                                  91,000          7.43%
                Richmond, TX  77406

Common (9)      Directors and Officers as a Group (8)     12,448,989         44.67%
Preferred A                                                  364,000         29.71%


     (1) Includes 175,000 shares underlying a warrant that is currently exercisable at an exercise price of $1.90 per share.

     (2) Includes 17,142 shares underlying a warrant that is currently exercisable at an exercise price of $0.35 per share.

     (3) Includes 17,142 shares underlying a warrant that is currently exercisable at an exercise price of $0.35 per share.

     (4) Includes 50,000 shares underlying a warrant that is currently exercisable at an exercise price of $0.35 per share.

     (5) Includes 350,000 shares underlying a warrant that is currently exercisable at an exercise price of $1.90 per share. 116,333 warrants are subject to the dispute in Charles Cohen's lawsuit against SurgiCare for wrongful termination. See Item 3 - Legal Proceedings.

     (6) Includes 17,142 shares underlying a warrant that is currently exercisable at an exercise price of $0.35 per share.

     (7) These shares held by International Diversified Corporation, Ltd. (Mr. Faiwuszewicz is the majority owner) have been forfeited, but are subject to the breach of contract suit filed by International Diversified Corporation, Ltd. See Item 3 - Legal Proceedings.

     (8) Includes 1,252,464 shares underlying warrants that are currently exercisable at an exercise price from $0.32 to $0.45 per share. Mr. LeBlanc has voting rights over 5,367,561 shares held by American International Industries, Inc. and International Diversified Corporation, Ltd until 12/10/2003.

     (9) Includes 3,114,212 shares underlying warrants that are currently exercisable at an exercise price from $0.32 to $1.90 per share. Mr. LeBlanc has voting right over 5,367,561 shares held by American International Industries, Inc. and International Diversified Corporation, Ltd until 12/10/2003.



                      Equity Compensation Plan Information

     The following table gives information about the Company's common stock that may be issued upon the exercise of options under its SurgiCare, Inc. 2001 Stock Option Plan as of December 31, 2002, which has been approved by the Company's stockholders. There are no shares of Company common stock authorized for issuance under compensation arrangements that were not approved by the Company's stockholders.


                                                                                         Number of securities
                                                                                        remaining available for
                               Number of securities to be      Weighted average          future issuance under
                                issued upon exercise of        exercise price of       equity compensation plans
                                  outstanding options,       outstanding options,        (excluding securities
                                  warrants and rights         warrants and rights       reflected in column A)
Plan Category                             (A)                         (B)                         (C)
-------------                             ---                         ---                         ---

Equity Compensation Plans                  81,955                     $2.05                      318,045
Approved by Security
Holders
Equity Compensation Plans              7,243,149                     $0.492                        --
Not Approved by Security
Holders(1)
                              ----------------------------- -------------------------- ----------------------------
    Total                              7,325,104                                                 318,045


         Other information required by this item is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.

     (1) Warrants are exercisable at an exercise price ranging from $0.32 to of $2.00 per share. The term of exercise ranges from April 5, 2007 to November 9, 2012. 116,333 warrants are subject to the dispute in Charles Cohen's lawsuit against SurgiCare for wrongful termination. The warrants are subject to vesting requirements and employment with SurgiCare.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2002, the Company had revised the contractual relationship with its founding physicians, all of whom are beneficial owners of 5% or more of the Company's preferred stock, whereby the physicians would be retained as an advisory committee to oversee the activities of the physician staffed medical executive committees of each of SurgiCare's surgery centers. In addition to the services previously covered under the agreement, the advisory committee would also assist management in revising existing and new operating agreements, management agreements, establishing medical bylaws, and reviewing policies and procedures. The Company has reduced the compensation to be paid to the physician group for its services to $30,000 per month and limited the contract from five years to six months.

     Bellaire leases space for its offices in a medical office building owned by a partnership in which Dr. Mineo, a director and shareholder, has a 25% interest. The lease expires in 2003. During fiscal 2002, Bellaire paid approximately $195,000 as rent to the partnership. During fiscal 2001, Bellaire paid approximately $194,000 as rent to the partnership.

     In January 2003, Messrs. LeBlanc and Scott purchased 160,000 shares of our common stock for an aggregate purchase price of $72,000.

     In February 2003, Dr. Mineo purchased 100,000 shares of our common stock for a purchase price of $35,000.

     In March 2003, Dr. Penso and Dr. Miller each purchased 34,284 shares of our common stock for a purchase price of $11,999.40 each.

     On July 21, 1999, the Board of Directors of both SurgiCare and Bellaire unanimously approved SurgiCare's acquisition, effective July 1, 1999 of 100% (1,350 shares) of the issued and outstanding common stock of Bellaire in exchange for 10,955,556 shares of SurgiCare's common stock and 1,350,000 shares of SurgiCare's Series A Preferred. This acquisition was accounted for as a reverse merger. Following the closing of the transaction, Bellaire became a wholly owned subsidiary of SurgiCare. At the time of the approval by both boards of directors, the shareholders of Bellaire jointly held the majority of the issued and outstanding shares of SurgiCare. In addition four of the five members of the Board of Directors of SurgiCare each individually held 7.4% of the outstanding and issued shares of Bellaire.

     In determining the amount and character of the consideration to be paid by SurgiCare for the Bellaire stock, the boards of directors of both SurgiCare and Bellaire considered numerous factors, including the then inactive status of SurgiCare and prior offers that Bellaire had received for the acquisition of Bellaire by others.

ITEM13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.          Description


Exhibit 3.1          Amended and Restated Certificate of Incorporation of SurgiCare,  Inc.  (Incorporated by reference to Exhibit
                     3.1 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 3.2          Articles of  Incorporation  of Bellaire  SurgiCare,  Inc.  (Incorporated  by reference to Exhibit 3.2 of the
                     Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 3.3          By-Laws of Technical Coatings  Incorporated (now SurgiCare,  Inc.) (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 4.1          Certificate  of  Designation,  Powers,  Preferences  and  Rights of  Series A  Redeemable  (Incorporated  by
                     reference to Exhibit 4.1 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 4.2          Amended Certificate of Designation,  Powers,  Preferences and Rights of Series AA Preferred Stock, par value
                     $.001 per share  (Incorporated  by reference to Exhibit 10.3 of the Company's  Form 8-K filed on January 29,
                     2003)
Exhibit 4.3          Form of SurgiCare, Inc. Common Stock Certificate
Exhibit 10.1         Agreement  between  SurgiCare,  Inc.  and  American  International  Industries,   Inc.,  Texas  Real  Estate
                     Enterprises,  Inc., and MidCity Houston Properties,  Inc. dated December 11, 2002 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 29, 2003)
Exhibit 10.2         Employment Agreement with Keith G. LeBlanc dated November 10, 2002.
Exhibit 10.3         Employment Agreement with Phillip C. Scott dated November 10, 2002.
Exhibit 21           List of Subsidiaries of SurgiCare, Inc.
Exhibit 99.1         Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.
Exhibit 99.2         Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.


(b) Reports on Form 8-K

     For the quarter ended December 31, 2002, there were no Form 8-K filings.


ITEM 14.  CONTROLS AND PROCEDURES


     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     CHANGES IN INTERNAL CONTROLS

     Recently, the Company revised internal controls related to equity issuances and accounting for contractual allowances to improve previous deficiencies in reporting of stock issuances and recording appropriate contractual allowances.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SurgiCare, Inc.



                            By: /s/ Keith G. LeBlanc
                                Keith G. LeBlanc,
                                President & Chief Executive Officer


                          ---------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                       Date



/s/ Keith G. LeBlanc
_________________________         Director, President &          April 14, 2003
Keith G. LeBlanc                  Chief Executive Officer
(principal executive officer)


/s/ Phillip C. Scott
_________________________         Director &                     April 14, 2003
Phillip C. Scott                  Chief Financial Officer
(principal financial and
accounting officer)


/s/ Jeffrey Penso
_________________________         Director                       April 14, 2003
Jeffrey Penso


/s/ Sherman Nagler
_________________________         Director                       April 14, 2003
Sherman Nagler


/s/ Michael Mineo
_________________________         Director                       April 14, 2003
Michael Mineo


_________________________         Director                       April 14, 2003
Bruce Miller


_________________________         Director                       April 14, 2003
Charles Cohen

CERTIFICATIONS

I, Keith G. LeBlanc, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of SurgiCare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003


/s/ Keith G. LeBlanc
-----------------------
Keith G. LeBlanc,
Chief Executive Officer(1)



(1) A signed original of this written statement required by Section 906 has been provided to SurgiCare, Inc. and will be retained by SurgiCare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

I, Phillip C. Scott, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of SurgiCare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Phillip C. Scott
-----------------------
Phillip C. Scott,
Chief Financial Officer(1)



(1) A signed original of this written statement required by Section 906 has been provided to SurgiCare, Inc. and will be retained by SurgiCare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  Exhibit Index

Exhibit No.                Description


Exhibit 3.1            Amended and Restated Certificate of Incorporation of SurgiCare, Inc. (Incorporated by reference to Exhibit
                       3.1 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 3.2            Articles of Incorporation of Bellaire SurgiCare, Inc. (Incorporated by reference to Exhibit 3.2 of the
                       Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 3.3            By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.) (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 4.1            Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable (Incorporated by
                       reference to Exhibit 4.1 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 4.2            Amended Certificate of Designation, Powers, Preferences and Rights of Series AA Preferred Stock, par value
                       $.001 per share (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 29,
                       2003)
Exhibit 4.3*           Form of SurgiCare, Inc. Common Stock Certificate
Exhibit 10.1           Agreement between SurgiCare, Inc. and American International Industries, Inc., Texas Real Estate
                       Enterprises, Inc., and MidCity Houston Properties, Inc. dated December 3, 2002 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 29, 2003)
Exhibit 10.2*          Employment Agreement with Keith G. LeBlanc dated November 10, 2002.
Exhibit 10.3*          Employment Agreement with Phillip C. Scott dated November 10, 2002.
Exhibit 21*            List of Subsidiaries of SurgiCare, Inc.
Exhibit 99.1*          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.
Exhibit 99.2*          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.


(*) Filed herewith.