Form 10QSB
period 2003-03-31
SURGICARE INC/DE
filed 2003-05-15
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

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

Yes [X]    No [ ]



As of May 9, 2003, 24,863,175 shares of Common Stock, $0.005 par value per share, were outstanding.

PART I
                              FINANCIAL INFORMATION


ITEM 1. Financial Statements.
----------------------------

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"


                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Consolidated Statements of Operations for the three months ending March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the three months ending March 31, 2003 and 2002

Notes to Consolidated Financial Statements


                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,              December 31,
                                                                                      2003                    2002
                                                                                -----------------      ------------------
                               ASSETS                                              (unaudited)
Current Assets
           Cash and cash equivalents                                           $          139,575     $          262,327
           Accounts Receivable:
             Trade (less allowance for contractual adjustments and doubtful accounts of $5,023,000 and $6,496,000 at March 31, 2003
              and December 31, 2002, respectively)                                      1,095,793              1,324,944
             Other receivables                                                            465,629                398,834
           Note receivable                                                                227,657                223,178
           Inventory                                                                      380,215                397,772
           Prepaid expenses                                                                83,038                 69,380
           Other current assets                                                           122,141                 76,313
                                                                                ------------------       ----------------
                     Total Current Assets                                               2,514,048              2,752,748

Property and Equipment
           Office furniture and equipment                                                 380,292                378,901
           Medical and surgical equipment                                               3,579,316              3,576,721
           Leasehold improvements                                                         941,440                941,440
           Computer equipment                                                             379,828                377,495
           Transportation equipment                                                        19,015                 19,015
                                                                                ------------------       ----------------
                                                                                        5,299,891
           Less:  Accumulated depreciation and amortization                             2,654,307              2,468,662
                                                                                ------------------       ----------------

                     Total Property and Equipment                                       2,645,584              2,824,910

Goodwill                                                                                8,045,735              8,045,735
Real Estate                                                                             4,579,385              4,579,385
Investment in Limited Partnerships                                                        394,296                306,654
Prepaid Limited Partner Distributions                                                     403,748                403,748
Loan fees (net of amortization of $141,694 at March 31, 2003 and $108,321 at
December 31, 2002)                                                                        160,343                193,716
                                                                                ------------------       ----------------
                     TOTAL ASSETS                                              $       18,743,139     $       19,106,896
                                                                                ==================       ================





                                 SURGICARE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)




                                                                             March 31,                       December 31,
                                                                               2003                              2002
                                                                      ------------------------        -------------------------
                               LIABILITIES                                  (unaudited)
Current Liabilities
           Current maturities of long-term debt                    $                6,037,475      $                 6,295,389
           Revolving lines of credit                                                1,399,261                        1,665,657
           Current portion of capital leases                                          280,882                          313,725
           Accounts payable                                                         2,181,902                        2,362,378
           Accrued expenses                                                           569,492                          472,645
           Payable to a related party                                                                                  116,909
                                                                      ------------------------        -------------------------
                     Total Current Liabilities                                     10,469,012                       11,226,703

Long-Term Debt                                                                        391,537                          454,328
                                                                      ------------------------        -------------------------
                     Total Liabilities                                             10,860,549                       11,681,031



                              SHAREHOLDERS' EQUITY
Preferred Stock, Series A, par value  $.001, 1,650,000
    authorized, 1,225,100 issued and outstanding
    (Redemption and liquidation value $6,125,500).                                      1,225                            1,225
Preferred Stock, Series AA, par value $.001, 1,200,000
    authorized, 900,000 issued and outstanding                                            900                              900

Common Stock, par value $.005, 50,000,000 shares authorized;
    24,863,175 and 21,327,131 issued March 31, 2003 and
    December 31, 2002, respectively.                                                  124,316                          106,635
Additional Paid-In Capital                                                         16,189,400                       15,065,801
Retained Earnings                                                                 (8,386,683)                      (7,708,196)
Less:  Treasury Stock-at cost, 91,400 and
       75,000 shares at March 31, 2003 and
       December 31, 2002, respectively                                               (38,318)                         (32,250)
       Shareholders receivable                                                        (8,250)                          (8,250)
                                                                      ------------------------        -------------------------
                   Total Shareholders' Equity                                       7,882,590                        7,425,865
                                                                      ------------------------        -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $               18,743,139      $                19,106,896
                                                                      ========================        =========================






                 See notes to consolidated financial statements.



                                SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                               FOR THE THREE MONTHS ENDING
                                                                                        MARCH 31,
                                                                       -----------------------------------------------
                                                                              2003                       2002
                                                                       ----------------------     --------------------
Revenues, net                                                        $             2,280,121   $            3,263,990

Direct Surgical expenses:
           Surgical costs                                                            472,577                  369,710
           Clinical salaries & benefits                                              471,428                  319,221
           Other                                                                     292,325                  119,374
                                                                       ----------------------     --------------------
                               Total Direct Surgical Expenses                      1,236,330                  808,305
General and Administrative Expenses:
           Salaries and benefits                                                     386,396                  331,391
           Management and affiliation fees                                            31,433                   24,962
           Rent                                                                      233,043                  132,335
           Depreciation and amortization                                             219,018                  148,894
           Professional fees                                                         215,097                  292,503
           Taxes                                                                      28,889                   10,854
           Provision for doubtful accounts                                             9,162
           Other                                                                     274,166                  200,175
                                                                       ----------------------     --------------------
                           Total General & Administrative Expenses                 1,397,204                1,141,114
           Total Expenses                                                          2,633,534                1,949,419
                                                                       ----------------------     --------------------
           Operating Income (Loss)                                                 (353,413)                1,314,571
                                                                       ----------------------     --------------------
Other Income (Expense):
           Loss on sale of assets                                                      (168)                  (2,118)
           Miscellaneous income                                                       11,969                       79
           Equity in Earnings of Limited Partnerships                                 87,642                   39,293
           Interest Expense                                                        (440,112)                (224,083)
                                                                       ----------------------     --------------------
           Total Other Income (Expense)                                            (340,669)                (186,829)
Minority Interest in (Earnings)
     Loss of Partnership                                                               2,034                (425,632)
                                                                        ---------------------     --------------------
Earnings (Loss) Before Income Tax Expenses                                         (692,048)                  702,110
Federal Income Tax Expense (Benefit)                                                (13,561)                  274,069
                                                                        ---------------------     --------------------
Net Earnings (Loss)                                                  $             (678,487)   $              428,041
                                                                        =====================     ====================
Earnings (Loss) per share - Basic                                    $                 (.03)   $                  .03
                                                                        =====================     ====================
Earnings (Loss) per share - Diluted                                  $                 (.03)   $                  .03
                                                                        =====================     ====================

Weighted Average Shares Outstanding:
     Basic                                                                        23,579,843               14,089,320
                                                                        =====================     ====================
     Diluted                                                                      23,579,843               15,672,316
                                                                        =====================     ====================


                 See notes to consolidated financial statements.



                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             FOR THE THREE MONTHS ENDING
                                                                                      MARCH 31,
                                                              ---------------------------------------------------------------
                                                                        2003                                 2002
                                                              ------------------------------       --------------------------
Cash Flows From Operating Activities:
Net earnings (loss)                                        $                      (678,487)          $               428,041
Adjustments to reconcile net earnings to net cash
   provided by operations:
   Equity in earnings of limited partnerships                                      (87,642)                         (39,293)
   Minority interest in earnings (loss) of partnerships                             (2,034)                          425,632
   Depreciation and amortization                                                    219,018                          148,894
   Amortization of debt discount                                                     37,460
   Provision for doubtful accounts                                                    9,162
   Other                                                                                                             (9,234)
   (Increase) Decrease in:
           Accounts receivable                                                      153,194                      (1,161,112)
           Notes receivable                                                         (4,479)
           Inventory                                                                 17,557                         (38,100)
           Prepaid expenses                                                        (13,658)                            5,675
           Other current assets                                                    (43,794)                        (346,059)
           Federal income tax                                                                                        274,067
   Increase (Decrease) in:
           Accounts payable                                                       (262,385)                           39,274
           Accrued expenses                                                          96,846                        (100,651)
                                                              ------------------------------            ---------------------
                Net Cash Used in Operating Activities                             (559,242)                        (372,866)
                                                              ------------------------------            ---------------------
Cash Flows From Investing Activities:
   Capital expenditures                                                             (6,318)                         (28,901)
   Investment in limited partnership                                                                                (14,865)
   Distributions from partnerships                                                                                    27,000
                                                              ------------------------------            ---------------------
           Net Cash Used in Investing Activities                                    (6,318)                         (16,766)
                                                              ------------------------------            ---------------------
Cash Flows From Financing Activities:
   Borrowings on lines of credit                                                  1,430,351                        2,491,347
   Payments on lines of credit                                                  (1,696,747)                      (1,800,808)
   Borrowings on debt                                                                                                532,000
   Payments on debt                                                               (323,165)                        (657,693)
   Principal payments on capital lease                                             (32,843)                         (47,189)
   Proceeds from issuance of common stock                                         1,070,105
   Proceeds from exercise of warrants                                                 1,175
   Distributions to limited partners                                                                               (160,000)
   Purchase of treasury stock                                                       (6,068)
                                                              ------------------------------            ---------------------
           Net Cash Provided by Financing Activities                                442,808                          357,657
                                                              ------------------------------            ---------------------
Net Decrease in Cash and Cash Equivalents                                         (122,752)                         (31,975)
Cash and Cash Equivalents - Beginning of Period                                     262,327                           76,274
                                                              ------------------------------            ---------------------
Cash and Cash Equivalents - End of Period                  $                        139,575          $                44,299
                                                              ==============================            =====================



                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)


                                                                           FOR THE THREE MONTHS ENDING
                                                                                    MARCH 31,
                                                           -----------------------------------------------------
                                                                      2003                         2002
                                                           ------------------------        ---------------------

Supplemental Cash Flow Information:
   Cash paid during the year for:
     Interest                                            $                 355,948       $               286,675

   Non-cash investing and financing activities:
       Issuance of common shares for:
         Investment                                                                                       74,750
         Accounts payable                                                   70,000                        41,000
       Equipment acquired under capital lease
         obligation                                                                                       67,032





                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - General
           SurgiCare, Inc. ("SurgiCare", the "Company", "we", "us", or "our"), through its wholly owned subsidiaries, owns a majority interest in limited partnerships or corporations that operate three surgery centers. The Company also owns a minority interest as general partner in two limited partnerships that each operates a surgery center. The consolidated statements include the accounts of the Company and its subsidiaries and its majority owned limited partnerships. Consolidation of the majority owned partnerships is necessary as the Company owns 51% or more of the financial interest and, as general partner, is responsible for the day-to-day management of the partnerships.

           These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission ("SEC") Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

           The accompanying consolidated financial statements should be read in conjunction with the financial statements and related notes included in SurgiCare's 2002 Annual Report on Form 10-KSB.

Note 2- Use of Estimates
           The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

           The determination of contractual allowances constitutes a significant estimate. In determining the amount of contractual allowances, management considers such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payors. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account.

Note 3 - Revenue Recognition
           Revenues at the Company's surgery centers consist of billing for the use of the centers' facilities ("facility fee") directly to the patient or third-party payor. The facility fee excludes any amounts billed for physicians' services, which are billed separately by the physician to the patient or third-party payor.

           Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payors (net of contractual allowances). If such third-party payors were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts.

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

           Under SFAS 142, the Company must have completed its initial assessment of goodwill for possible impairment no later than December 31, 2002. The Company completed the first phase of this impairment test and, based on an independent valuation performed by a third party, believes that there was no impairment of goodwill as of January 1, 2002.

           Due to the significant losses incurred during 2002, and the decline in the quoted market price of the common shares, the Company believed that a second impairment test as of December 31, 2002 was necessary. Using the same methodology (mainly the market method) as employed in the transitional valuation, the Company concluded that no impairment had occurred as of December 31, 2002.


Note 5 - Recent Accounting Pronouncements
           SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. The Company adopted this pronouncement on January 1, 2002, which had no impact on its consolidated financial statements.
           SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in June 2002, rescinds Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period that the liability is incurred. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management has determined that the adoption of SFAS No. 146 will not have a material impact on the Company's financial position and results of operations.
           In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company has entered into certain guarantees as described in Note 11.

           In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements became effective for this quarterly report. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

Note 6 - Acquisitions
           On May 31, 2002, the Company acquired a 51% interest in the Tuscarawas Ambulatory Surgery Center ("Tuscarawas Center") located in Dover, Ohio for an aggregate of $725,000 cash and warrants to purchase 200,000 shares of the Company common stock at an exercise price of $.01 per share expiring May 31, 2007. The warrants were valued at $590,000. The Company has also entered into a Management Agreement with the Tuscarawas Center to act as exclusive manager of the Tuscarawas Center in exchange for 5% of the Tuscarawas Center's net monthly collected revenue.

Note 7 - Debt
           Loan agreements relating to the majority of the Company's credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of March 31, 2003. Further, the Company is delinquent in payments on the majority of its outstanding debt. All notes and capital leases in default have been shown as current in these financial statements. The Company has obtained a letter of forbearance through June 30, 2003, in connection with its senior lender, DVI Business Credit Corp.

           The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of March 31, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

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


Note 8 - Earnings Per Share
           Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, include common stock equivalents, which would arise from the exercise of stock options and warrants using the treasury stock method, and assumes the conversion of the Company's preferred stock for the period outstanding, since their issuance.


                                                                       For the Three Months Ended March 31,
                                                               -----------------------------------------------------
                                                                        2003                          2002
                                                               -----------------------        ----------------------
                 Basic Earnings Per Share:
                 Net Earnings (Loss)                                    $(678,487)                     $428,041
                                                               =======================        =====================
                 Weighted average shares outstanding                    23,579,843                   14,089,320
                 Dilutive stock options and warrants                      (a)                           211,996
                 Conversion of preferred shares                           (b)                         1,316,100
                 Conversion of debt                                       (c)
                                                               -----------------------        ---------------------
                 Weighted average common shares outstanding
                 for diluted net earnings per share                     23,579,843                   15,672,316
                                                               =======================        =====================
                 Net earnings (loss) per share - Basic                     $(.03)                      $.03
                                                               =======================        =====================
                 Net earnings (loss) per share - Diluted                   $(.03)                      $.03
                                                               =======================        =====================


The following potentially dilutive shares are not included because their effect would be anti-dilutive due to the net loss for the period:

     a.   11,014,474 options and warrants outstanding at March 31, 2003.
     b. 900,000 shares of Series AA Preferred Stock are convertible into $4,500,000 of common shares. 1,225,000 shares of Series A Preferred stock are convertible into 1,225,000 common shares.
     c. $1,000,000 of debentures is convertible into common stock at a price equal to $1.50 per share.

Note 9 - Litigation

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

Note 10 - Employee Stock-Based Compensation

           The Company accounts for its employee stock options and warrants under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all employee options and warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

           The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" based on the grant date fair values.

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123 to stock-based employee compensation.

                                                                                                 Three Months Ended
                                                                                         ------------------------------------
                                                                                             March 31,           March 31,
                                                                                               2003                2002
                                                                                         ----------------    ----------------
Net income (loss) - as reported                                                          $      (678,487)    $       428,041
Deduct: Total stock-based employee compensation (Expense determined
   under the fair value based method for all awards), net of tax effect                          (52,725)            (43,150)
                                                                                           --------------      --------------
Pro forma net income (loss)                                                              $      (731,212)    $       384,891
                                                                                           ==============      ==============

Earnings (loss) per share:
Basic net income (loss) per share - as reported                                                    $(.03)               $.03
Basic net income (loss) per share - pro forma                                                      $(.03)               $.03
Diluted net income (loss) per share - as reported                                                  $(.03)               $.03
Diluted net income (loss) per share - pro forma                                                    $(.03)               $.02

The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards could be made each year.

Note 11 - Guarantees

     The Company is guarantor on a working capital line of credit for San Jacinto Surgery Center, L.P. ("San Jacinto"), in which the Company owns a 10% general partnership interest through a wholly-owned subsidiary. As of March 31, 2003, the line of credit facility had a balance of $729,000 and is recorded on San Jacinto's balance sheet, which is not consolidated with the Company's financial statements. As of the date of this filing, the line has matured and management is currently working on an extension.

           The Company has guaranteed $241,250 of a $1,533,000 bank note payable of Physicians Endoscopy Center, Ltd. ("Physicians"), in which it owns a 10% general partnership interest through a wholly-owned subsidiary. The note is payable in equal monthly payments of principal plus accrued interest and matures in October 2007. The guarantee also includes a related portion of interest, legal fees and other expenses. As of March 31, 2003, the note had a balance of $1,533,000 and is recorded on Physicians' balance sheet, which is not consolidated with the Company's financial statements.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

Forward-Looking Statements

           The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, changes in federal or state healthcare laws and regulations or third party payor practices, our historical and current compliance with existing or future healthcare laws and regulations and third party payor requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by management or any other person that our objectives and plans will be achieved. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

           We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-KSB. Our preparation of this Form 10-QSB and our Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements. Therefore, actual results may differ from those estimates.

           Revenue Recognition - Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payors. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account.

     Investment in Limited Partnerships - The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     Goodwill - Goodwill arises from the acquisition of assets at an amount in excess of their fair market value. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles are evaluated against these criteria and may result in certain intangibles being transferred to goodwill or, alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a non-amortization approach, goodwill and certain intangibles with indefinite lives are not amortized into results of operations, but instead reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, was adopted by the Company on January 1, 2002. At the review dates of January 1, 2002 and December 31, 2002, the Company concluded that no impairment had occurred.

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

           SurgiCare is in the process of identifying ambulatory surgical centers, imaging centers, surgical hospitals and practice management companies as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of these organizations. Although there are no commitments, understandings, or agreements with any other potential acquisition targets, talks are ongoing for the acquisition of additional entities. All of such discussions have been tentative in nature and there can be no assurance that we will acquire any center with whom discussions have been conducted.

Financial Condition and Results of Operations

           The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                2003                 2002
                                                                                              -------             --------
             Revenues, net                                                                     100.0%              100.00%
             Expenses:
                   Direct Cost of Services                                                      54.2%                24.7%
                    General & Administrative Expenses                                           61.3%                35.0%
                          Total Operating Expenses                                             115.5%                59.7%
             Operating Income (Loss)                                                           -15.5%                40.3%
             Other Income (Loss)                                                               -14.9%                -5.7%
             Earnings (Loss) Before Federal Income Tax    Expense                              -30.4%                21.5%
             Federal Income Tax Expense (Benefit)                                               -0.6%                 8.4%
             Net Earnings (Loss)                                                               -29.8%                13.1%



Results of Operations


THREE MONTHS ENDED MARCH 31, 2003 vs. THREE MONTHS ENDED MARCH 31, 2002


           Net Revenue. On a consolidated basis, case volume increased 41.6% to 1,786 in the three months ended March 31, 2003 from 1,261 in the 2002 comparable period. On a same-center basis (which includes unconsolidated centers and pre-acquisition cases), total utilization increased 47.8% to 4,064 cases in the three months ended March 31, 2003 from 2,749 in the 2002 comparable period. New centers accounted for $630,644 in revenue in the three months ended March 31, 2003. However, revenue declined 30.1% to $2,280,121 in the three months ended March 31, 2003, from $3,263,990 in the comparable 2002 period. On a per-case basis, revenue decreased to $1,277 in the three months ended March 31, 2003 from $2,588 in the 2002 comparable period. The decrease was due primarily to a reduction in our estimates for reimbursement from third-party payors. The reduction in reimbursement resulted in the higher insurance contractual allowances, which negatively affected revenue. Such adjustments were necessary based on our assessment of recent reimbursement activity. The average contractual allowance in the first quarter of 2003 was 67% compared to 55% in the comparable prior year period.


           Direct Surgical Expenses. Total direct surgical costs increased to 54.2% of revenue in the three months ended March 31, 2003 from 24.7% in the 2002 comparable period. Direct surgical costs per case increased 8.0% to $692 in the three months ended March 31, 2003 compared to $641 in the same period in 2002. The increase as a percentage of revenue is primarily due to the decrease in revenue dollars resulting from the Company increasing its estimates of insurance contractual allowances discussed above.

           General and Administrative Expenses. General and administrative costs increased $256,090, or 22.4% to $1,397,204 in the three months ended March 31, 2003 from $1,141,114 in the 2002 comparable period. The increased costs are primarily related to the acquisition of the Tuscawaras Center in May 2002.

           Total Operating Expenses. As a percent of revenue, total expenses increased to 115.5% of revenue in the three months ended March 31, 2003 from 59.7% in the 2002 comparable period. The increased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.
           Other Income (Loss). Total Other Loss increased $153,840, or 82.3% to $340,669 in the three months ended March 31, 2003 from $186,829 in the 2002 comparable period. The increase was primarily due to an increase in interest expense of $216,029, or 96.4% between the two comparable three-month periods resulting from additional borrowings to complete an acquisition, to attempt to acquire Aspen Healthcare, and to finance the Company's working capital. The increased interest expense was partially offset by an increase in the Company's equity in earnings from limited partnerships of $48,349 between the two comparable three-month periods.

           Minority Interest in (Earnings)Losses of Partnerships. In the three months ended March 31, 2003, the minority interest in (earnings) losses of partnerships was $2,034 compared to $(425,633) in the 2002 comparable period. The losses incurred by the partnerships are directly attributable to the increase in our contractual allowances discussed above.

           Federal Income Tax. For the three months ended March 31, 2003, the Company recorded a tax benefit of $13,561, or 2.0% of its pre-tax loss of $692,047. The percentage is less than the normally expected rate due to a valuation allowance recorded against the Company's deferred tax assets. In the three months ended March 31, 2002, the Company recorded income tax expense of $274,069 or 39.0% of pre-tax income.

           Net Earnings (Loss). Due to the factors discussed above, net earnings
(loss) in the three months ended March 31, 2003 decreased to a loss of $678,487 compared to earnings of $425,041 in the 2002 comparable period.


Liquidity and Capital Resources

           Net cash used in operating activities was $559,242 and $372,866 for the three months ended March 31, 2003 and 2002, respectively. The primary reason for the increase in cash used in operations was the Company's net loss in the three months ended March 31, 2003.

           Net cash used in investing activities was $6,318 and $16,766 for the three months ended March 31, 2003 and 2002, respectively.

           Net cash provided by financing activities increased to $442,808 for the three months ended March 31, 2003 from $357,657 in the 2002 comparable period. The increase was primarily due to the cash raised through the sale of common stock offset by net pay downs of credit lines and other outstanding debt.

           As of March 31, 2003, the Company had cash and cash equivalents of $139,575 and negative working capital of $7,954,964. SurgiCare has a total of $6,429,012 in long-term debt and an additional $1,399,261 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation (DVI). However, DVI has agreed to forbear from taking any action to foreclose on any collateral or place the Company into receivership until June 30, 2003. We are in the process of refinancing these agreements as well as its other debt arrangements, but can provide no assurance that we will be successful in our efforts.

           The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of March 31, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

           In March 2003, the Company completed a $1,212,490 private placement of 3,418,544 shares of common stock to existing physician shareholders, local Houston physicians, and select Houston individuals. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $0.35. The Company received proceeds (net of expenses) of $1,070,105 in cash and $70,000 in reduction in notes/accounts payable. The cash proceeds of the financing were used for working capital purposes.

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



Item 3. Controls and Procedures
-------------------------------

Evaluation of Disclosure Controls and Procedures

           Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

           There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


PART II
                                OTHER INFORMATION

ITEM 1.  Legal Proceedings.
--------------------------
           In September 2002, SurgiCare was named as a defendant in a suit entitled Charles Cohen vs. SurgiCare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas. Mr. Cohen sued SurgiCare for breach of contract and both defendants for defamation. Mr. Cohen claims that SurgiCare breached his employment agreement when it terminated his employment (although he remains a Director of SurgiCare as of the date of this filing) and that Mr. Blumfield and SurgiCare made defamatory statements about him. Mr. Cohen has made claims for $562,000 for breach of the employment agreement plus additional damages for the defamation claim. SurgiCare intends to vigorously defend this suit.

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


ITEM 2.  Change in Securities.
-----------------------------

           In March 2003, the Company completed a $1,212,490 private placement of 3,418,544 shares of common stock to existing physician shareholders, local Houston physicians, and select Houston individuals. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $0.35. The Company received proceeds (net of expenses) of $1,070,105 in cash and $70,000 in reduction in notes/accounts payable. The cash proceeds of the financing were used for working capital purposes.

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


ITEM 3. Default Upon Senior Securities.
--------------------------------------

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

ITEM 4. Submission of Matters to a Vote of Security Holder.

     None


ITEM 5. Other Information.

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.                    Description
-----------                    -----------
Exhibit 99.1                   Certification Pursuant to 18 U.S.C. Section 1350,
                               as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2                   Certification Pursuant to 18 U.S.C. Section 1350,
                               as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

           During the quarter ended March 31, 2003, we filed a report on Form 8-K, dated January 29, 2003 to report pursuant to Items 5 and 7, (1) a settlement and mutual general release with the owners of Aspen Healthcare, Inc., whereby the parties agreed to terminate the Stock Purchase Agreement dated May 16, 2002 and, (2) a private placement offering on or about December 11, 2002.

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 14, 2003                               REGISTRANT:

                                 SurgiCare, Inc.

                                 By: /s/ KEITH G. LEBLANC
                                 Keith G. LeBlanc
                                 Chief Executive Officer


                                 By:  /s/ PHIL SCOTT
                                 Phil Scott
                                 Chief Financial Officer

                                 CERTIFICATIONS


I, Keith LeBlanc, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of SurgiCare, Inc.

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

Date: May 14, 2003


--------------------------
Keith LeBlanc
Chief Executive Officer (1)

--------------------------
(1) A signed original of this written statement required by Section 906 has been provided to SurgiCare, Inc. and will be retained by SurgiCare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                 CERTIFICATIONS



I, Phil Scott, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of SurgiCare, Inc.

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

Date: May 14, 2003


------------------
Phil Scott,
Chief Financial Officer(1)



------------------
(1) A signed original of this written statement required by Section 906 has been provided to SurgiCare, Inc. and will be retained by SurgiCare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

INDEX TO EXHIBITS


 EXHIBIT
  NUMBER                                                DESCRIPTION

 3.1    *Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
 3.2    *Articles of Incorporation of Bellaire SurgiCare, Inc.
 3.3    *By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.)
 3.4    *By-Laws of Bellaire SurgiCare, Inc.
 4.0 *Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable, Preferred Stock, par value $.001 per share, of SurgiCare, Inc.
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.