Form 10QSB
period 2003-06-30
SURGICARE INC/DE
filed 2003-08-19
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

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

Yes [X]           No [ ]



As of August 9, 2003, 24,883,175 shares of Common Stock, $0.005 par value per share, were outstanding.

PART I
                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
------------------------------

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"


                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the three months ending June 30, 2003 and 2002

Consolidated Statements of Operations for the six months ending June 30, 2003 and 2002

Consolidated Statements of Cash Flows for the six months ending June, 2003 and 2002

Notes to Consolidated Financial Statements



                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                     June 30, 2003              December 31, 2002
                                                                                   -----------------            ----------------
                           ASSETS                                                      (unaudited)
Current Assets
         Cash and cash equivalents                                               $       263,901            $       262,327
         Accounts Receivable:
           Trade (less allowance for contractual adjustments and doubtful accounts of $4,706,000 and $6,496,000 at June 30, 2003
            and December 31, 2002, respectively)                                         834,004                  1,324,944
           Other receivables                                                             403,032                    398,834
         Note receivable                                                                 223,178                    223,178
         Inventory                                                                       366,483                    397,772
         Prepaid expenses                                                                133,437                     69,380
         Other current assets                                                            105,081                     76,313
                                                                                  --------------            ---------------
                  Total Current Assets                                                 2,329,116                  2,752,748

Property and Equipment
         Office furniture and equipment                                                  395,797                    378,901
         Medical and surgical equipment                                                3,735,672                  3,576,721
         Leasehold improvements                                                          941,440                    941,440
         Computer equipment                                                              382,263                    377,495
         Transportation equipment                                                         19,015                     19,015
                                                                                  --------------            ---------------
                                                                                       5,474,187
         Less:  Accumulated depreciation and amortization                              2,846,017                  2,468,662
                                                                                  --------------            ---------------

                  Total Property and Equipment                                         2,628,170                  2,824,910

Goodwill                                                                               8,045,735                  8,045,735
Real Estate                                                                            4,579,385                  4,579,385
Investment in Limited Partnerships                                                       368,679                    306,654
Prepaid Limited Partner Distributions                                                    403,748                    403,748
Loan fees (net of amortization of $175,067 at June 30, 2003 and
$108,321 at December 31, 2002)                                                           126,970                    193,716
                                                                                 ---------------            ---------------
                  TOTAL ASSETS                                                   $    18,481,803            $    19,106,896
                                                                                 ===============            ===============


                                 SURGICARE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)




                                                                                      June 30,                      December 31,
                                                                                       2003                            2002
                                                                                 ---------------                  ---------------
                          LIABILITIES                                              (unaudited)
Current Liabilities
         Current maturities of long-term debt                                 $        5,983,536                  $     6,295,389
         Revolving lines of credit                                                     1,315,898                        1,665,657
         Current portion of capital leases                                               293,843                          313,725
         Accounts payable                                                              2,718,598                        2,362,378
         Accrued expenses                                                                768,686                          472,645
         Payable to a related party                                                                                       116,909
                                                                              ------------------                 ----------------
                  Total Current Liabilities                                           11,080,561                       11,226,703

Long-Term Debt                                                                           427,813                          454,328
                                                                              ------------------                 ----------------
                  Total Liabilities                                                   11,508,374                       11,681,031



                        SHAREHOLDERS' EQUITY
Preferred Stock, Series A, par value  $.001, 1,650,000
    authorized, 1,225,100 issued and outstanding
    (Redemption and liquidation value $6,125,500).                                         1,225                            1,225
Preferred Stock, Series AA, par value $.001, 1,200,000
    authorized, 900,000 issued and outstanding                                               900                              900

Common Stock, par value $.005, 50,000,000 shares authorized; 24,883,175 and
    21,327,131 issued June 30, 2003 and
    December 31, 2002, respectively.                                                     124,416                          106,635
Additional Paid-In Capital                                                            16,189,292                       15,065,801
Accumulated Deficit                                                                  (9,295,836)                      (7,708,196)
Less:  Treasury Stock-at cost, 91,400 and 75,000 shares at June 30,
2003 and December 31, 2002, respectively                                                (38,318)                         (32,250)
       Shareholders receivable                                                           (8,250)                          (8,250)
                                                                              ------------------                  ---------------
                 Total Shareholders' Equity                                            6,973,429                        7,425,865
                                                                              ------------------                  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $       18,481,803                  $    19,106,896
                                                                              ==================                  ===============

                                            See notes to consolidated financial statements.


                                SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                                         For the Three Months Ending
                                                                                                    June 30,
                                                                                  ------------------------------------------
                                                                                         2003                    2002
                                                                                  --------------------     -----------------
Revenues, net                                                                     $         1,939,008   $         3,776,546

Direct Surgical expenses:
         Surgical costs                                                                       399,109               683,229
         Clinical salaries & benefits                                                         455,739               330,216
         Other                                                                                213,783               216,958
                                                                                    ------------------     -----------------
                               Total Direct Surgical Expenses                               1,068,631             1,230,403
General and Administrative Expenses:
         Salaries and benefits                                                                383,975               399,396
         Management and affiliation fees                                                       27,104                30,178
         Rent                                                                                 235,062               150,500
         Depreciation and amortization                                                        225,085               168,839
         Professional fees                                                                    299,487               591,835
         Taxes                                                                                 30,351                19,685
         Provision for doubtful accounts                                                      291,530             3,757,634
         Other                                                                                275,647               240,227
                                                                                    ------------------     -----------------
                    Total General & Administrative Expenses                                 1,768,241             5,358,294
         Total Expenses                                                                     2,836,872             6,588,697
                                                                                    ------------------     -----------------
         Operating Loss                                                                     (897,864)           (2,812,151)
                                                                                    ------------------     -----------------
Other Income (Expense):
         Gain on sale of partnership interest                                                 319,086
         Miscellaneous income                                                                   8,250
         Equity in Earnings of Limited Partnerships                                            80,297                68,176
         Interest Expense                                                                   (468,906)             (231,112)
                                                                                    ------------------     -----------------
         Total Other Income (Expense)                                                        (61,273)             (162,936)
Minority Interest in (Earnings)
     Loss of Partnership                                                                       49,984               424,250
                                                                                     -----------------     -----------------
Loss Before Income Tax Expenses                                                             (909,153)           (2,550,837)
Federal Income Tax Benefit                                                                                        (993,641)
                                                                                     -----------------     -----------------
Net Loss                                                                          $         (909,153)   $       (1,557,196)
                                                                                     =================     =================
Earnings (Loss) per share - Basic                                                 $             (.04)   $             (.11)
                                                                                     =================     =================
Earnings (Loss) per share - Diluted                                               $             (.04)   $             (.11)
                                                                                     =================     =================

Weighted Average Shares Outstanding:
     Basic                                                                                 24,877,900            14,693,450
                                                                                     =================     =================
     Diluted                                                                               24,877,900            14,693,450
                                                                                     =================     =================

                                            See notes to consolidated financial statements.


                                SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                              For the Six Months Ending
                                                                                                    June 30,
                                                                                  ------------------------------------------
                                                                                         2003                    2002
                                                                                  --------------------     -----------------
Revenues, net                                                                     $         4,219,129   $         7,040,536

Direct Surgical expenses:
         Surgical costs                                                                       871,686             1,052,939
         Clinical salaries & benefits                                                         927,167               649,437
         Other                                                                                506,108               336,332
                                                                                    ------------------     -----------------
                               Total Direct Surgical Expenses                               2,304,961             2,038,708
General and Administrative Expenses:
         Salaries and benefits                                                                770,371               730,787
         Management and affiliation fees                                                       58,537                55,140
         Rent                                                                                 468,105               282,835
         Depreciation and amortization                                                        444,103               317,734
         Professional fees                                                                    514,584               919,338
         Taxes                                                                                 59,240                30,539
         Provision for doubtful accounts                                                      300,692             3,757,634
         Other                                                                                549,813               405,402
                                                                                    ------------------     -----------------
                    Total General & Administrative Expenses                                 3,165,445             6,499,409
         Total Expenses                                                                     5,470,406             8,538,117
                                                                                    ------------------     -----------------
         Operating Loss                                                                   (1,251,277)           (1,497,581)
                                                                                    ------------------     -----------------
Other Income (Expense):
         Gain on sale of partnership interest                                                 319,086
         Loss on sale of assets                                                                 (168)               (2,118)
         Miscellaneous income                                                                  20,219                    78
         Equity in Earnings of Limited Partnerships                                           167,939               107,469
         Interest Expense                                                                   (909,018)             (455,195)
                                                                                    ------------------     -----------------
         Total Other Income (Expense)                                                       (401,942)             (349,766)
Minority Interest in (Earnings)
     Loss of Partnership                                                                       52,018               (1,382)
                                                                                     -----------------     -----------------
 Loss Before Income Tax Expenses                                                          (1,601,201)           (1,848,729)
Federal Income Tax Expense (Benefit)                                                         (13,561)             (719,574)
                                                                                     -----------------     -----------------
Net Loss                                                                          $       (1,587,640)   $       (1,129,155)
                                                                                     =================     =================
Earnings (Loss) per share - Basic                                                 $             (.07)   $             (.08)
                                                                                     =================     =================
Earnings (Loss) per share - Diluted                                               $             (.07)   $             (.08)
                                                                                     =================     =================

Weighted Average Shares Outstanding:
     Basic                                                                                 24,232,458            14,420,650
                                                                                     =================     =================
     Diluted                                                                               24,232,458            14,420,650
                                                                                     =================     =================

                                            See notes to consolidated financial statements.


                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                For the Six Months Ending
                                                                                         June 30,
                                                                 ---------------------------------------------------------
                                                                             2003                            2002
                                                                 -----------------------------       ---------------------
Cash Flows From Operating Activities:
Net loss                                                          $               (1,587,640)         $       (1,129,155)
Adjustments to reconcile net earnings to net cash provided by operations:
   Equity in earnings of limited partnerships                                       (167,939)                   (107,469)
   Minority interest in earnings (loss) of partnerships                              (52,018)                       1,382
   Depreciation and amortization                                                      444,102                     317,733
   Amortization of debt discount                                                       74,920
   Provision for doubtful accounts                                                    300,692                   3,757,634
   Non-cash consulting expense                                                                                    124,200
   Gain on sale of interest in limited partnership                                  (319,086)
   (Increase) Decrease in:
         Accounts receivable                                                          186,050                 (2,461,716)
         Notes receivable
         Inventory                                                                     31,289                       4,343
         Prepaid expenses                                                            (64,057)                      96,138
         Other current assets                                                          23,250                   (125,733)
         Federal income tax                                                                                     (702,517)
   Increase (Decrease) in:
         Accounts payable                                                             274,311                     469,417
         Accrued expenses                                                             296,041                    (63,939)
                                                                     -------------------------           -----------------
           Net Cash Provided by (Used in) Operating Activities                       (560,085)                     182,396
                                                                     -------------------------           -----------------
Cash Flows From Investing Activities:
   Capital expenditures                                                              (25,795)                   (171,430)
   Proceeds from sale of interest in limited partnership                              425,000
   Investment in limited partnership                                                                            (640,846)
   Distributions from partnerships                                                                                 54,000
                                                                     -------------------------           -----------------
         Net Cash Provide by (Used in) Investing Activities                           399,205                   (758,276)
                                                                     -------------------------           -----------------
Cash Flows From Financing Activities:
   Borrowings on lines of credit                                                    2,796,768                     704,633
   Payments on lines of credit                                                    (3,146,527)
   Borrowings on debt                                                                                             750,000
   Payments on debt                                                                 (502,099)                 (1,015,432)
   Principal payments on capital lease                                               (50,892)                    (75,516)
   Proceeds from issuance of common stock                                           1,069,897                     882,500
   Proceeds from exercise of warrants                                                   1,375
   Distributions to limited partners                                                                            (365,946)
   Purchase of treasury stock                                                         (6,068)
                                                                     -------------------------           -----------------
         Net Cash Provided by Financing Activities                                    162,454                     880,239
                                                                     -------------------------           -----------------
Net Increase in Cash and Cash Equivalents                                               1,574                     304,359
Cash and Cash Equivalents - Beginning of Period                                       262,327                      76,274
                                                                     -------------------------           -----------------
Cash and Cash Equivalents - End of Period                         $                   263,901         $           380,633
                                                                     =========================           =================




                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)


                                                                                For the Six Months Ending
                                                                                         June 30,
                                                                 ---------------------------------------------------------
                                                                             2003                            2002
                                                                 -----------------------------       ---------------------
Supplemental Cash Flow Information:
   Cash paid during the year for:
     Interest                                                     $                   667,828         $           286,675

   Non-cash investing and financing activities:
    Issuance of common shares for:
         Investment                                                                                                74,750
         Accounts payable                                                              70,000                      41,000
         Equipment acquired under capital lease
            Obligations                                                               154,821                      67,032


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

         These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission ("SEC") Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed, consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS 150 will have a significant impact on its financial statements.

Note 6 - Acquisitions / Dispositions
         On May 31, 2002, the Company acquired a 51% interest in the Tuscarawas Ambulatory Surgery Center ("Tuscarawas Center") located in Dover, Ohio for an aggregate of $725,000 cash and warrants to purchase 200,000 shares of the Company common stock at an exercise price of $.01 per share expiring May 31, 2007. The warrants were valued at $590,000. The Company has also entered into a Management Agreement with the Tuscarawas Center to act as exclusive manager of the Tuscarawas Center in exchange for 5% of the Tuscarawas Center's net monthly collected revenue.

         In June 2003, the Company sold its 10% interest in Physician's Endoscopy Center, Ltd for $425,000 and recognized a gain on the sale of $319,086. As part of the sale agreement, the Company was released of any liability of the center and removed as a guarantor on the center's bank note payable.


Note 7 - Debt
         Loan agreements relating to the majority of the Company's credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of June 30, 2003. Further, the Company is delinquent in payments on the majority of its outstanding debt. All notes and capital leases in default have been shown as current in these financial statements. The Company has obtained a letter of forbearance through August 29, 2003, in connection with its senior lender, DVI Business Credit Corp.

         The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of June 30, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

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

Note 8 - Earnings Per Share
         Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the exercise of stock options and warrants using the treasury stock method, and assumes the conversion of the Company's preferred stock for the period outstanding, since their issuance.


                                       For the Three Months Ended           For the Six Months Ended
                                               June 30,                            June 30,
                                     ---------------------------------    ----------------------------------
                                         2003              2002                2003               2002
                                     --------------   ----------------    ---------------    ---------------
   Basic Loss Per Share:

   Net Loss                             $(909,153)       $(1,557,196)       $(1,587,640)       $(1,129,155)
                                     ==============   ================    ===============    ===============
   Weighted average shares
   outstanding                          24,877,900         14,693,450         24,232,458         14,420,650
   Dilutive stock options and
   warrants                                    (a)          (a)                     (a)           (a)
   Conversion of preferred shares              (b)          (b)                     (b)           (b)
   Conversion of debt                          (c)          (c)                     (c)           (c)
                                     --------------   ----------------    ---------------    ---------------
   Weighted average common shares       24,877,900                            24,232,458
   outstanding for diluted net loss
   per share                                               14,693,450                            14,420,650
                                     ==============   ================    ===============    ===============
   Net loss per share - Basic
                                            $(.04)             $(.11)             $(.07)             $(.08)
                                     ==============   ================    ===============    ===============
   Net loss per share - Diluted
                                            $(.04)             $(.11)             $(.07)             $(.08)
                                     ==============   ================    ===============    ===============


The following potentially dilutive shares are not included because their effect would be anti-dilutive due to the net loss for the period:

a. 10,942,807 and 1,703,741 options and warrants outstanding at June 30, 2003 and June 30, 2002, respectively.

b. 900,000 and 1,200,000 shares of Series AA Preferred Stock convertible into $4,500,000 and $6,000,000 of common shares at June 30 2003 and June 30, 2002, respectively. 1,225,000 and 1,316,100 shares of Series A Preferred stock convertible into 1,225,000 and 1,316,100 common shares at June 30, 2003 and June 30, 2002, respectively.

c. $1,000,000 of debentures convertible into common stock at a price equal to $1.50 per share at June 30, 2003.

Note 9 - Litigation

     In September 2002, SurgiCare was named as a defendant in a suit entitled Charles Cohen vs. SurgiCare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas. Mr. Cohen sued SurgiCare for breach of contract and both defendants for defamation. Mr. Cohen claims that SurgiCare breached his employment agreement when it terminated his employment (although he remains a Director of SurgiCare as of the date of this filing) and that Mr. Blumfield and SurgiCare made defamatory statements about him. Mr. Cohen has made claims for $562,000 for breach of the employment agreement plus additional damages for the defamation claim. David Blumfield has since been dropped as a defendant in this suit. SurgiCare intends to vigorously defend this suit.

In February 2003, SurgiCare was named as a defendant in a suit entitled S.E. Altman, individually, and d/b/a Altman & Associates vs. SurgiCare, Inc., in the County Court at Law No. 1, Harris County, Texas. Altman has sued SurgiCare for breach of contract based on a finders fee contract in which Altman claims SurgiCare has not performed. Altman has made claims in the amount of $202,000 plus attorney's fees. American International Industries has indemnified SurgiCare from any losses and expenses related to this lawsuit. SurgiCare intends to vigorously defend this suit.

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

     On July 7, 2003, SurgiCare, Inc. was named as a party in the arbitration entitled Brewer & Pritchard, P.C. vs. SurgiCare, Inc. before the American Arbitration Association. Brewer & Pritchard have claimed breach of contract and demanded payment of $131,294.88 in billed and unbilled legal fees plus third party expenses, interest at the highest legal rate, costs, legal fees and damages from breach of contract. SurgiCare has denied the material allegations in Brewer & Pritchard's demand and intends on vigorously defending this demand.


Note 10 - Employee Stock-Based Compensation

     The Company accounts for its employee stock options and warrants under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all employee options and warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" based on the grant date fair values.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.



                                                      Three Months Ended                   Six Months Ended
                                             ---------------------------------------------------------------------
                                               June 30, 2003      June 30, 2002     June 30, 2003    June 30, 2002
                                               -------------      -------------     -------------    -------------
Net loss - as reported                        $   (909,153 )   $    (1,557,196 )    $ (1,587,640 )   $ (1,129,155 )
Deduct:  Total stock-based employee
compensation (expense determined under the
fair value based method for all awards),
net of tax effect                                  (52,725 )           (80,399 )        (105,450 )       (123,549 )
Pro forma net loss                            $   (961,878 )   $    (1,637,595 )      (1,693,090 )     (1,252,704 )

Loss per share:
Basic net loss per share - as reported               $(.04 )             $(.11 )           $(.07 )          $(.08 )
Basic net loss per share - pro forma                 $(.04 )             $(.11 )           $(.07 )          $(.09 )
Diluted net loss per share - as reported             $(.04 )             $(.11 )           $(.07 )          $(.08 )
Diluted net loss per share - pro forma               $(.04 )             $(.11 )           $(.07 )          $(.09 )


The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.


Note 11 - Guarantees

         The Company is guarantor on a working capital line of credit for San Jacinto Surgery Center, L.P. ("San Jacinto"), in which the Company owns a 10% general partnership interest through a wholly-owned subsidiary. As of June 30, 2003, the line of credit facility had a balance of $576,000 and is recorded on San Jacinto's balance sheet, which is not consolidated with the Company's financial statements. As of the date of this filing, the line has matured and management is currently working on an extension.

Note 12 - Subsequent Event

        On August 13, 2003, DVI, Inc. (NYSE: DVI) issued a press release announcing that it will seek protection under the United States bankruptcy laws. DVI, Inc. is a senior lender to the Company and its primary source of cash flow. The future effect on the Company's cash flow is not known at this time.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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



Financial Condition and Results of Operations

         The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

                                                         Three Months Ended      Six Months Ended
                                                              June 30,               June 30,
                                                          2003        2002        2003       2002
                                                         ------      ------      ------     ------
            Revenues, net                                100.0%      100.0%      100.0%    100.00%


            Expenses:
                 Direct Cost of Services                  55.1%       32.6%       54.6%      29.0%
                   General & Administrative
                       Expenses                           91.2%      141.9%       75.0%      92.3%
                         Total Operating Expenses        146.3%      174.5%      129.7%     121.3%
            Operating Income (Loss)                      -46.3%      -74.5%      -29.7%     -21.3%
            Other Income (Loss)                           -3.2%       -4.3%       -9.5%      -5.0%
            Minority Interest in Earnings (losses)
            of Partnerships                                2.6%       11.2%        1.2%          -
            Earnings (Loss) Before Federal Income
            Tax  Expense                                 -46.9%      -67.5%      -38.0%     -26.3%
            Federal Income Tax Expense (Benefit)              -      -26.3%         .3%     -10.3%
            Net Earnings (Loss)                          -46.9%      -41.2%      -37.6%     -16.0%



Results of Operations


THREE MONTHS ENDED JUNE 30, 2003 vs. THREE MONTHS ENDED JUNE 30, 2002


         Net Revenue. On a consolidated basis, case volume increased 7.0% to 1,731 in the three months ended June 30, 2003 from 1,618 in the 2002 comparable period. On a same-center basis (which includes unconsolidated centers and pre-acquisition cases), total utilization increased 23.9% to 4,082 cases in the three months ended June 30, 2003 from 3,294 in the 2002 comparable period. New centers accounted for $621,350 in revenue in the three months ended June 30, 2003. However, revenue declined 48.7% to $1,939,008 in the three months ended June 30, 2003, from $3,776,546 in the comparable 2002 period. On a per-case basis, revenue decreased to $1,120 in the three months ended June 30, 2003 from $2,334 in the 2002 comparable period. The decrease was due primarily to a reduction in our estimates for reimbursement from third-party payors. The reduction in reimbursement resulted in the higher insurance contractual allowances, which negatively affected revenue. Such adjustments were necessary based on our assessment of recent reimbursement activity. The average contractual allowance in the second quarter of 2003 was 70% of gross revenue compared to 63% in the comparable prior year period. Secondarily, the revenue decrease is attributable to the shift in types of cases performed. With the acquisition of the Tuscarawas Center, increased ophthalmology and gastroenterology cases were performed, which generally have gross billing rates below $1,000 compared to a company average of greater than $3,000 per case.

         Direct Surgical Expenses. Total direct surgical costs increased to 55.1% of revenue in the three months ended June 30, 2003 from 32.6% in the 2002 comparable period. Direct surgical costs per case decreased 8.0% to $617 in the three months ended June 30, 2003 compared to $760 in the same period in 2002. The increase as a percentage of revenue is primarily due to the decrease in revenue dollars resulting from the Company increasing its estimates of insurance contractual allowances discussed above. The decreased cost per case is due the acquisition of the Tuscarawas Center, which performs lower cost procedures.

         General and Administrative Expenses. General and administrative costs decreased $3,590,054, or 67.0% to $1,768,241 in the three months ended June 30, 2003 from $5,358,295 in the 2002 comparable period. The decrease is primarily due to charge of $3.7 million to bad debt expense taken in the 2002 period related to a change in the Company's policies regarding doubtful accounts.

         Total Operating Expenses. Total operating expenses decreased $3,751,826, or 56.9% to $2,836,872 in the three months ended June 30, 2003 from $6,588,697 in the 2002 comparable period. As a percent of revenue, total expenses decreased to 146.3% of revenue in the three months ended June 30, 2003 from 174.5% in the 2002 comparable period. The decreased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

         Other Income (Expense). Total Other Expense decreased $101,663, or 62.4% to $61,273 in the three months ended June 30, 2003 from $162,936 in the 2002 comparable period. The decrease was primarily due to a gain of $319,086 recognized on the sale of the Company's 10% interest in Physician's Endoscopy Center. Such gain was partially offset by an increase in interest expense of $237,794, or 102.9% between the two comparable three-month periods resulting from additional borrowings to complete an acquisition, to attempt to acquire Aspen Healthcare, and to finance the Company's working capital.

         Minority Interest in Losses of Partnerships. In the three months ended June 30, 2003, the minority interest in losses of partnerships decreased to $49,984 from $424,250 in the 2002 comparable period due to significant charges to bad debt expense in the 2002 period, which created the losses.

         Federal Income Tax. For the three months ended June 30, 2003, the Company did not record a tax benefit on its pre-tax loss of $909,153 due to a valuation allowance recorded against the Company's deferred tax assets. In the three months ended June 30, 2002, the Company recorded income tax benefit of $993,641 or 39.0% of its pre-tax loss.

         Net Loss. Due to the factors discussed above, the net loss in the three months ended June 30, 2003 decreased to a loss of $909,153 compared to a loss of $1,557,196 in the 2002 comparable period.

SIX MONTHS ENDED JUNE 30, 2003 vs. SIX MONTHS ENDED JUNE 30, 2002


         Net Revenue. On a consolidated basis, case volume increased 22.2% to 3,517 in the six months ended June 30, 2003 from 2,879 in the 2002 comparable period. On a same-center basis (which includes unconsolidated centers and pre-acquisition cases), total utilization increased 34.8% to 8,146 cases in the six months ended June 30, 2003 from 6,043 in the 2002 comparable period. New centers accounted for $1,251,994 in revenue in the six months ended March 31, 2003. However, revenue declined 40.1% to $4,219,129 in the six months ended June 30, 2003, from $7,040,536 in the comparable 2002 period. On a per-case basis, revenue decreased to $1,200 in the six months ended June 30, 2003 from $2,445 in the 2002 comparable period. The decrease was due primarily to a reduction in our estimates for reimbursement from third-party payors. The reduction in reimbursement resulted in the higher insurance contractual allowances, which negatively affected revenue. Such adjustments were necessary based on our assessment of recent reimbursement activity. The average contractual allowance in the first six months of 2003 was 68% of gross revenue compared to 59% in the comparable prior year period. Secondarily, the revenue decrease is attributable to the shift in types of cases performed. With the acquisition of the Tuscarawas Center, increased ophthalmology and gastroenterology cases were performed, which generally have gross billing rates below $1,000 compared to an average of greater than $3,000 per case.

         Direct Surgical Expenses. Total direct surgical costs increased to 54.6% of revenue in the six months ended June 30, 2003 from 29.0% in the 2002 comparable period. Direct surgical costs per case decreased 7.4% to $655 in the six months ended June 30, 2003 compared to $708 in the same period in 2002. The increase as a percentage of revenue is primarily due to the decrease in revenue dollars resulting from the Company increasing its estimates of insurance contractual allowances discussed above. The decreased cost per case is due the acquisition of the Tuscarawas Center, which performs lower cost procedures.

         General and Administrative Expenses. General and administrative costs decreased $3,333,964, or 51.3% to $3,165,445 in the six months ended June 30, 2003 from $6,499,409 in the 2002 comparable period. The decrease is primarily due to charge of $3.7 million to bad debt expense taken in the 2002 period related to a change in the Company's policies regarding doubtful accounts.

         Total Operating Expenses. Total operating expenses decreased $3,067,711, or 35.9% to $5,470,406 in the six months ended June 30, 2003 from
$8,538,117 in the 2002 comparable period. As a percent of revenue, total expenses increased to 129.7% of revenue in the six months ended June 30, 2003 from 121.3% in the 2002 comparable period. Such expense fluctuations, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

         Other Income (Expense). Total Other Expense increased $52,176, or 14.9% to $401,942 in the six months ended June 30, 2003 from $349,766 in the 2002 comparable period. The increase was primarily due to an increase in interest expense of $453,823, or 99.7% between the two comparable six-month periods resulting from additional borrowings to complete an acquisition, to attempt to acquire Aspen Healthcare, and to finance the Company's working capital. The increase was partially offset by a gain of $319,086 recognized on the sale of the Company's 10% interest in Physician's Endoscopy Center in June 2003.

         Minority Interest in (Earnings)Losses of Partnerships. In the six months ended June 30, 2003, the minority interest in (earnings) losses of partnerships was $52,018 compared to $(1,382) in the 2002 comparable period. The losses incurred by the partnerships are directly attributable to the increase in the majority-owned partnerships' contractual allowances in the 2003 period, partially offset by significant bad debt write-offs during the second quarter of 2002.

         Federal Income Tax. For the six months ended June 30, 2003, the Company recorded a tax benefit of $13,561, or 0.9% of its pre-tax loss of $1,601,201. The percentage is less than the normally expected rate due to a valuation allowance recorded against the Company's deferred tax assets. In the six months ended June 30, 2002, the Company recorded an income tax benefit of $719,574, or 38.9% of its pre-tax loss.

         Net Loss. Due to the factors discussed above, the net loss in the six months ended June 30, 2003 increased to $1,587,640 compared $1,129,155 in the 2002 comparable period.

Liquidity and Capital Resources

         Net cash used in operating activities was $560,085 for the six months ended June 30, 2003 compared to $182,396 cash provided by operating activities in the comparative 2002 period. The primary reason for the increase in cash used in operations was the increase in the Company's cash net losses in the six months ended June 30, 2003.

         Net cash provided by investing activities was $399,205 in the six months ended June 30, 2003 compared to net cash used in investing activities of $758,276 in the comparable 2002 period. In 2003, the Company sold its ownership interest in Physician's Endoscopy Center for $425,000 cash, while in 2002, the Company purchased a 51% ownership interest in the Tuscarawas Center, which included $640,846 cash.

         Net cash provided by financing activities decreased to $162,454 for the six months ended June 30, 2003 from $880,239 in the 2002 comparable period. In the 2003 period, cash raised through the sale of common stock was predominantly used to pay down debt. In 2002, the Company used portions of the cash raised through debt and issuance of common stock to fund an acquisition and other capital expenditures.

         As of June 30, 2003, the Company had cash and cash equivalents of $263,901 and negative working capital of $8,751,445. SurgiCare has a total of $5,638,044 in long-term debt and an additional $1,315,898 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation (DVI). However, DVI has agreed to forbear from taking any action to foreclose on any collateral or place the Company into receivership until August 29, 2003. We are in the process of refinancing these agreements as well as its other debt arrangements, but can provide no assurance that we will be successful in our efforts.

         The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of June 30, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

         In March 2003, the Company completed a $1,212,490 private placement of 3,418,544 shares of common stock to existing physician shareholders, local Houston physicians, and select Houston individuals. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $0.35. The Company received proceeds (net of expenses) of $1,070,105 in cash and $70,000 in reduction in notes/accounts payable. The cash proceeds of the financing were used to pay down debt and for working capital purposes.

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



Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003.


Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     In September 2002, SurgiCare was named as a defendant in a suit entitled Charles Cohen vs. SurgiCare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas. Mr. Cohen sued SurgiCare for breach of contract and both defendants for defamation. Mr. Cohen claims that SurgiCare breached his employment agreement when it terminated his employment (although he remains a Director of SurgiCare as of the date of this filing) and that Mr. Blumfield and SurgiCare made defamatory statements about him. Mr. Cohen has made claims for $562,000 for breach of the employment agreement plus additional damages for the defamation claim. David Blumfield has since been dropped as a defendant in this suit. SurgiCare intends to vigorously defend this suit.

     In February 2003, SurgiCare was named as a defendant in a suit entitled S.E. Altman, individually, and d/b/a Altman & Associates vs. SurgiCare, Inc., in the County Court at Law No. 1, Harris County, Texas. Altman has sued SurgiCare for breach of contract based on a finders fee contract in which Altman claims SurgiCare has not performed. Altman has made claims in the amount of $202,000 plus attorney's fees. American International Industries has indemnified SurgiCare from any losses and expenses related to this lawsuit. SurgiCare intends to vigorously defend this suit.

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

         On July 7, 2003, SurgiCare, Inc. was named as a party in the arbitration entitled Brewer & Pritchard, P.C. vs. SurgiCare, Inc. before the American Arbitration Association. Brewer & Pritchard have claimed breach of contract and demanded payment of $131,294.88 in billed and unbilled legal fees plus third party expenses, interest at the highest legal rate, costs, legal fees and damages from breach of contract. SurgiCare has denied the material allegations in Brewer & Pritchard's demand and intends on vigorously defending this demand.


ITEM 2.  Change in Securities.

         In March 2003, the Company completed a $1,212,490 private placement of 3,418,544 shares of common stock to existing physician shareholders, local Houston physicians, and select Houston individuals. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $0.35. The Company received proceeds (net of expenses) of $1,070,105 in cash and $70,000 in reduction in notes/accounts payable. The cash proceeds of the financing were used to pay down debt and for working capital purposes.

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


ITEM 3.  Default Upon Senior Securities.

         SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with DVI Business Credit Corporation (DVI). However, DVI has agreed to forbear from taking any action to foreclose on any collateral or place the Company into receivership until August 29, 2003.

         SurgiCare has defaulted on its convertible Debenture Agreement for failure to file a registration statement for the resale of certain securities pursuant to the agreement.


ITEM 4.  Submission of Matters to a Vote of Security Holder.

          None


ITEM 5.  Other Information.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.                Description
------------               -----------
Exhibit 31.1               Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2               Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1                   18 U.S.C.ss.1350 Certification
Exhibit 32.2                   18 U.S.C.ss.1350 Certification




(b) Reports on Form 8-K

         During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

         Dated April 1, 2003 to report issuance of a press release with fourth quarter and fiscal 2002 financial results.

         Dated May 15, 2003 to report issuance of a press release with first quarter 2003 financial results.

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 14, 2003                         REGISTRANT:

                                                 SurgiCare, Inc.

                                                 By: /s/ KEITH G. LEBLANC
                                                         Keith G. LeBlanc
                                                         Chief Executive Officer


                                                 By: /s/ PHIL SCOTT
                                                         Phil Scott
                                                         Chief Financial Officer

INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 3.1       *Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
 3.2       *Articles of Incorporation of Bellaire SurgiCare, Inc.
 3.3       *By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.)
 3.4       *By-Laws of Bellaire SurgiCare, Inc.
 4.0       *Certificate of Designation, Powers, Preferences and
            Rights of Series A Redeemable, Preferred Stock, par value
            $.001 per share, of SurgiCare, Inc.
31.1        Rule 13a-14(a)/15d-14(a) Certification
31.2        Rule 13a-14(a)/15d-14(a) Certification
32.1        18 U.S.C.ss.1350 Certification
32.2        18 U.S.C.ss.1350 Certification

                                  Exhibit 31.1

I, Keith G. LeBlanc, Chief Executive Officer of SurgiCare, Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SurgiCare, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    August 14, 2003

By:                   /s/ Keith G. LeBlanc
                   -------------------------------------------------------
                   Keith G. LeBlanc, Chief Executive Officer

                                  Exhibit 31.2

I, Phillip C. Scott, Chief Financial Officer of SurgiCare, Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SurgiCare, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    August 14, 2003

By:                   /s/ Phillip C. Scott
                   -----------------------------------------------------------
                   Phillip C. Scott, Chief Financial Officer

                                  Exhibit 32.1

                  Certification Pursuant to 18 U.S.C. ss. 1350


The undersigned, Keith G. LeBlanc, Chief Executive Officer of SurgiCare, Inc., a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    August 14, 2003

By:                /s/ Keith G. LeBlanc
                   ----------------------------------------------------------
                   Keith G. LeBlanc, Chief Executive Officer

                                  Exhibit 32.2

                  Certification Pursuant to 18 U.S.C. ss. 1350


The undersigned, Phillip C. Scott, Chief Financial Officer of SurgiCare, Inc., a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    August 14, 2003

By:                /s/ Phillip C. Scott
                   -----------------------------------------------------------
                   Phillip C. Scott, Chief Financial Officer