Form 10QSB
period 2003-09-30
SURGICARE INC/DE
filed 2003-11-20
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

[  ]       Transition report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the transition period from _________ to _________

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

Yes [X]  No [  ]

As of November 11, 2003, 25,793,520 shares of Common Stock, $0.005 par value per share, were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the three months ending September 30, 2003 and 2002

Consolidated Statements of Operations for the nine months ending September 30, 2003 and 2002

Consolidated Statements of Cash Flows for the nine months ending September 30, 2003 and 2002

Notes to Consolidated Financial Statements

SURGICARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$113,027	$262,327
Accounts Receivable:
Trade (less allowance for contractual adjustments and doubtful accounts of $3,712,295 and $6,496,000 at September 30, 2003 and December 31, 2002, respectively)	806,047	1,324,944
Other receivables	6,200	398,834
Note receivable		223,178
Inventory	361,483	397,772
Prepaid expenses	140,363	69,380
Other current assets	113,945	76,313
Total Current Assets	1,541,065	2,752,748

Property and Equipment
Office furniture and equipment	398,278	378,901
Medical and surgical equipment	3,748,559	3,576,721
Leasehold improvements	946,890	941,440
Computer equipment	382,263	377,495
Transportation equipment	19,015	19,015
	5,495,005	5,293,572
Less: Accumulated depreciation and amortization	3,041,718	2,468,662

Total Property and Equipment	2,453,287	2,824,910

Goodwill	8,045,735	8,045,735
Real Estate	4,000,000	4,579,385
Investment in Limited Partnerships	378,334	306,654
Prepaid Limited Partner Distributions	403,748	403,748
Loan fees (net of amortization of $188,639 at September 30, 2003 and $108,321 at December 31, 2002)	113,398	193,716
TOTAL ASSETS	$16,935,567	$19,106,896
	==========	==========

SURGICARE, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	September 30, 2003	December 31, 2002
LIABILITIES	(unaudited)
Current Liabilities
Current maturities of long-term debt	$6,360,299	$6,295,389
Revolving lines of credit	1,453,747	1,665,657
Current portion of capital leases	279,872	313,725
Accounts payable	3,015,803	2,362,378
Accrued expenses	1,017,159	472,645
Payable to a related party		116,909
Total Current Liabilities	12,126,880	11,226,703

Long-Term Debt	116,693	454,328
Total Liabilities	12,243,573	11,681,031

SHAREHOLDERS' EQUITY
Preferred Stock, Series A, par value $.001, 1,650,000 authorized, 1,225,100 issued and outstanding (Redemption and liquidation value $6,125,500).	1,225	1,225
Preferred Stock, Series AA, par value $.001, 1,200,000 authorized, 900,000 issued and outstanding	900	900
Common Stock, par value $.005, 50,000,000 shares authorized; 24,883,175 and 21,327,131 issued September 30, 2003 and December 31, 2002, respectively.	124,416	106,635
Additional Paid-In Capital	16,189,292	15,065,801
Accumulated Deficit	(11,577,271)	(7,708,196)
Less: Treasury Stock–at cost, 91,400 and 75,000 shares at September 30, 2003 and December 31, 2002, respectively	(38,318)	(32,250)
Shareholders receivable	(8,250)	(8,250)
Total Shareholders' Equity	4,691,994	7,425,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,935,567	$19,106,896
	=============	=============

See notes to consolidated financial statements.

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ending September 30,
	2003	2002
Revenues, net	$1,671,299	$1,450,194

Direct Surgical expenses:
Surgical costs	359,283	1,015,829
Clinical salaries & benefits	497,354	472,042
Other	215,541	364,908
Total Direct Surgical Expenses	1,072,178	1,852,779
General and Administrative Expenses:
Salaries and benefits	420,189	456,241
Management and affiliation fees	25,824	36,937
Rent	233,246	225,647
Depreciation and amortization	209,271	222,992
Professional fees	167,534	1,177,536
Taxes	33,556	129,742
Provision for doubtful accounts	10,956	1,634,499
Other	244,933	403,227
Total General & Administrative Expenses	1,345,509	4,286,821
Total Expenses	2,417,687	6,139,600
Operating Loss	(746,388)	(4,689,406)
Other Income (Expense):
Miscellaneous income	6,959
Loss on sale of partnership interest		(169,934)
Loss on terminated acquisition		(1,981,132)
Loss on sale of assets	(463,177)
Impairment on investment in land	(579,386)	(1,500,000)
Equity in earnings of limited partnerships	18,822	(158,260)
Interest expense	(466,247)	(424,292)
Total Other Income (Expense)	(1,483,029)	(4,233,618)
Minority Interest in Losses of Partnerships	(52,018)	687,679
Loss Before Income Tax Expenses	(2,281,435)	(8,235,345)
Federal Income Tax Benefit		(907,058)
Net Loss	$(2,281,435)	$(7,328,287)
	==========	==========
Loss per share - Basic	$(.09)	$(.49)
	==========	==========
Loss per share - Diluted	$(.09)	$(.49)
	==========	==========
Weighted Average Shares Outstanding:
Basic	24,883,175	14,897,483
	==========	==========
Diluted	24,883,175	14,897,483
	==========	==========

See notes to consolidated financial statements.

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine Months Ending September 30,
	2003	2002
Revenues, net	$5,890,428	$8,490,730

Direct Surgical expenses:
Surgical costs	1,230,969	2,068,768
Clinical salaries & benefits	1,424,521	1,121,479
Other	721,649	701,239
Total Direct Surgical Expenses	3,377,139	3,891,486
General and Administrative Expenses:
Salaries and benefits	1,190,560	1,187,029
Management and affiliation fees	84,361	92,077
Rent	701,351	508,482
Depreciation and amortization	653,374	540,726
Professional fees	682,118	2,061,874
Taxes	92,796	160,281
Provision for doubtful accounts	311,648	5,392,133
Other	794,746	843,630
Total General & Administrative Expenses	4,510,954	10,786,232
Total Expenses	7,888,093	14,677,718
Operating Loss	(1,997,665)	(6,186,988)
Other Income (Expense):
Miscellaneous income	27,010	48
Gain (loss) on sale of partnership interests	319,086	(169,934)
Loss on terminated acquisition		(1,981,132)
Loss on sale of assets	(463,177)	(2,118)
Impairment on investment in land	(579,386)	(1,500,000)
Equity in (earnings) losses of limited partnerships	186,761	(50,791)
Interest expense	(1,375,265)	(879,457)
Total Other Income (Expense)	(1,884,971)	(4,583,384)
Minority Interest in losses of Partnerships		686,298
Loss Before Income Tax Expenses	(3882,636)	(10,084,074)
Federal Income Tax Benefit	(13,561)	(1,626,633)
Net Loss	$(3,869,075)	$(8,457,441)
	==========	==========
Loss per share - Basic	$(.16)	$(.58)
	==========	==========
Loss per share - Diluted	$(.16)	$(.58)
	==========	==========
Weighted Average Shares Outstanding:
Basic	24,451,747	14,581,341
	==========	==========
Diluted	24,451,747	14,581,341
	==========	==========

See notes to consolidated financial statements.

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ending September 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(3,869,075)	$(8,457,441)
Adjustments to reconcile net earnings to net cash provided by operations: Equity in (earnings) losses of limited partnerships	(186,761)	50,791
Minority interest in losses of partnerships		(686,298)
Depreciation and amortization	653,374	540,726
Amortization of debt discount	81,163
Provision for doubtful accounts	311,648	5,392,133
Loss (gain) on sale of interest in limited partnerships	(319,086)	169,934
Loss on sale of assets	463,177	2,118
Loss on terminated acquisition		1,981,132
Impairment of investment in land	579,386	1,500,000
Non-cash consulting expense		508,812
Deferred federal income tax		(1,385,000)
(Increase) Decrease in:
Accounts receivable	199,883	(645,283)
Inventory	36,289	236,506
Prepaid expenses	(70,983)	70,495
Other current assets	13,619	133,715
Federal income tax		(224,576)
Increase (Decrease) in:
Accounts payable	571,516	1,263,480
Accrued expenses	544,514	31,572
Net Cash Provided by (Used in) Operating Activities	(991,336)	482,816
Cash Flows From Investing Activities:
Capital expenditures	(46,613)	(204,622)
Proceeds from sale of interest in limited partnership	425,000
Sale of note receivable	160,000
Investment in limited partnership		(1,667,198)
Distributions from partnerships	9,167	81,000
Buyout of limited partners	(51,250)
Net Cash Provided by (Used in) Investing Activities	496,304	(1,790,820)
Cash Flows From Financing Activities:
Borrowings on lines of credit	3,710,486	6,335,267
Payments on lines of credit	(3,922,396)	(6,271,305)
Borrowings on debt	210,000	1,837,569
Payments on debt	(645,581)	(1,275,170)
Principal payments on capital lease	(71,981)	(101,982)
Proceeds from issuance of common stock	1,069,897	971,000
Issuance of warrants with debt		362,431
Proceeds from exercise of warrants	1,375
Distributions to limited partners		(527,945)
Purchase of treasury stock	(6,068)
Net Cash Provided by Financing Activities	345,732	1,329,865
Net Increase (Decrease) in Cash and Cash Equivalents	(149,300)	21,861
Cash and Cash Equivalents – Beginning of Period	262,327	76,274
Cash and Cash Equivalents – End of Period	$113,027	$98,135
	==========	===========

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

For the Nine Months Ending September 30,
2003	2002
Supplemental Cash Flow Information: Cash paid during the year for:
Interest	$996,355	$920,816

Non-cash investing and financing activities:
Issuance of common shares for: Investment		74,750
Accounts payable	70,000	41,000
Equipment acquired under capital lease Obligations	154,821	67,032

See notes to consolidated financial statements.

SURGICARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - General

SurgiCare, Inc. ("SurgiCare", the "Company", "we", "us", or "our"), through its wholly owned subsidiaries, owns a majority interest in limited partnerships or corporations that operate three surgery centers.  The Company also owns a minority interest as general partner in a limited partnership that operates a surgery center.  The consolidated statements include the accounts of the Company and its subsidiaries and its majority owned limited partnerships.  Consolidation of the majority owned partnerships is necessary as the Company owns 51% or more of the financial interest and, as general partner, is responsible for the day-to-day management of the partnerships.

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

Note 3 – Revenue Recognition

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

Note 4 - Goodwill

Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method.  Goodwill acquired in business combinations prior to June 30, 2001 had been amortized using the straight-line method over an estimated useful life of 20 years.  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized but instead be reviewed periodically for possible impairment.  The Company has adopted SFAS No. 142 effective January 1, 2002 and is no longer amortizing goodwill.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The Company has entered into certain guarantees as described in Note 12.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements became effective January 1, 2003. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company believes that the adoption of SFAS 150 has not had a significant impact on its financial statements.

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

Note 7 - Certain Transactions

In August 2003, the Company sold a promissory note with a face amount of $223,177 to International Diversified Corporation (IDC) for $160,000, incurring a loss of $63,177.  The Company also agreed to release IDC from its $400,000 obligation to the Company, which had been included in other receivables.  In addition to the cash consideration, SurgiCare was released from any and all obligations regarding the raising of additional funds for working capital and was released of all liabilities regarding the lawsuit filed by IDC claiming breach of contract requesting the return of $1 million or 2,439,024 shares under a previous agreement with IDC and American International Industries, Inc.  A total loss of $463,177 was recorded as a loss on sale of assets.

In September 2003, the Company recorded additional impairment on its investment in land amounting to $579,386.  The Company is continuing to market the tracts of land for sale and is protected by a guarantee by American International Industries, Inc. of a $4 million resale price and does not believe it will generate sale prices greater than the guarantee in the next year or two.

Note 8 - Debt

Loan agreements relating to the majority of the Company's credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios.  The Company is not in compliance with all such provisions as of September 30, 2003.  Further, the Company is delinquent in payments on the majority of its outstanding debt.  All notes and capital leases in default have been shown as current in these financial statements.  On August 25, 2003 the Company's senior lender, DVI Business Credit Corp. (DVI) announced that it is seeking protection under Chapter 11 of the United States Bankruptcy laws.  The Company is currently negotiating a buyout of its debt with DVI through the bankruptcy trustee and certain other debt holders.

The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of September 30, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages.  Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

In November 2003, SurgiCare completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes bearing interest at 10% per annum.  The notes are convertible into shares of Company common, at any time, at the option of the note holder.  The conversion price for the notes will be equal to (a) $.35 per share, if the note is converted on or prior to January 31, 2004, or (b) if the note is converted after January 31, 2004, the lower of (i) $0.25 or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date.  The note holders shall also receive a five-year warrant to purchase shares of Company common stock.  The number of shares of common stock that may be purchased upon the exercise of the warrant will be equal to 25% of the number of shares of common stock into which the note is convertible.  The warrant may be exercised at an exercise price of $0.35 per share, and may be exercised on a cashless basis at the option of the holder.  The promissory notes will mature upon the earlier of the closing of the re-capitalization as detailed below, or October 31, 2004.

The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 13 – Subsequent Events for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

Note 9 - Earnings Per Share

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Basic Loss Per Share:
Net Loss	$(2,281,435)	$(7,328,287)	$(3,869,075)	$(8,457,441)
	=========	=========	=========	=========
Weighted average shares Outstanding	24,883,175	14,897,483	24,451,747	14,581,341
Dilutive stock options and warrants	(a)	(a)	(a)	(a)
Conversion of preferred shares	(b)	(b)	(b)	(b)
Conversion of debt	(c)	(c)	(c)	(c)
Weighted average common shares outstanding for diluted net loss per share	24,883,175	14,897,483	24,451,747	14,581,341
	=========	=========	=========	=========
Net loss per share - Basic	$(.09)	$(.49)	$(.16)	$(.58)
	=========	=========	=========	=========
Net loss per share - Diluted	$(.09)	$(.49)	$(.16)	$(.58)
	=========	=========	=========	=========

The following potentially dilutive shares are not included because their effect would be anti-dilutive due to the net loss for the period:

  10,923,558 and 2,028,741 options and warrants outstanding at September 30, 2003 and September 30, 2002, respectively.
  900,000 and 1,200,000 shares of Series AA Preferred Stock convertible into $4,500,000 and $6,000,000 of common shares at September 30, 2003 and September 30, 2002, respectively.  1,225,100 and 1,316,100 shares of Series A Preferred stock convertible into 1,225,100 and 1,316,100 common shares at September 30, 2003 and September 30, 2002, respectively.
  $1,000,000 of debentures convertible into common stock at a price equal to $1.50 per share at September 30, 2003.

Note 10 - Litigation

In September 2002, SurgiCare was named as a defendant in a suit entitled Charles Cohen vs. SurgiCare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas.  Mr. Cohen sued SurgiCare for breach of contract and both defendants for defamation.  Mr. Cohen claimed that SurgiCare breached his employment agreement when it terminated his employment and that Mr. Blumfield and SurgiCare made defamatory statements about him.  Mr. Cohen made claims for $562,000 for breach of the employment agreement plus additional damages for the defamation claim.  David Blumfield was later dropped as a defendant in this suit.  In October 2003, the Company settled this dispute by issuing 228,310 shares of common stock, valued at $100,000, to compensate Mr. Cohen for past services.  Mr. Cohen has since resigned, effective as of October 29, as a Director of SurgiCare. In resigning, Mr. Cohen expressed no disagreement with SurgiCare on any matter relating to our operations, policies or practices.

In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc.  MarCap has sued for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36.  SurgiCare has paid $53,832.34 of this balance and settlement has been reached whereby SurgiCare will pay MarCap $150,000 over the next year with interest at 10%, with an underlying settlement of approximately $200,000 in the event of a breach in the payment plan.

In April 2003, SurgiCare was named as a defendant in a suit entitled International Diversified Corporation, Limited vs. SurgiCare, Inc.  International Diversified Corporation ("IDC") has sued for breach of contract in which IDC invested $1,000,000 into SurgiCare.  IDC has sued for the rescission of the contract and the return of $1,000,000 or the deliverance of 2,439,024 shares.  Settlement has been reached whereby SurgiCare returned 1,709,024 shares and released IDC of their obligation to pay SurgiCare $400,000 as well as a release by IDC and American International Industries, Inc. ("AII") regarding all obligations by SurgiCare to raise additional funds for working capital under the agreement with IDC and AII.

On July 7, 2003, SurgiCare, Inc. was named as a party in the arbitration entitled Brewer & Pritchard, P.C. vs. SurgiCare, Inc. before the American Arbitration Association.  Brewer & Pritchard have claimed breach of contract and demanded payment of $131,294.88 in billed and unbilled legal fees plus third party expenses, interest at the highest legal rate, costs, legal fees and damages from breach of contract.   This case was settled in November 2003 and SurgiCare issued shares of its common stock valued at $117,500 as compensation for past legal fees.

Note 11 - Employee Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net loss – as reported	$(2,281,435)	$(7,328,287)	$(3,869,075)	$(8,457,441)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards), net of tax effect	(52,725)	(119,064)	(158,175)	(242,613)
Pro forma net loss	$(2,154,466)	$(7,447,351)	(3,847,566)	(8,700,054)
Loss per share:
Basic net loss per share – as reported	$(.09)	$(.49)	$(.16)	$(.58)
Basic net loss per share – pro forma	$(.10)	$(.50)	$(.17)	$(.60)
Diluted net loss per share – as reported	$(.09)	$(.49)	$(.16)	$(.58)
Diluted net loss per share – pro forma	$(.10)	$(.50)	$(.17)	$(.60)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.

Note 12 - Guarantee

The Company is guarantor on a working capital line of credit for San Jacinto Surgery Center, L.P. ("San Jacinto"), in which the Company owns a 10% general partnership interest through a wholly-owned subsidiary.  As of date of this filing, the line of credit facility, which expires December 31, 2003, had a balance of $496,600 and is recorded on San Jacinto's balance sheet, which is not consolidated with the Company's financial statements.

Note 13 - Subsequent Events.

The Company announced on November 18, 2003 that it had entered into agreements relating to business combinations with three other companies, an equity investment and a recapitalization that would result in a significantly expanded healthcare services company with a new capital structure. As part of these transactions, the resulting company will be renamed "Orion HealthCorp, Inc." ("Orion") under a new trading symbol yet to be determined.

Closing of the transactions is conditioned upon several factors, including: approval of the Company's stockholders; approval of continued listing of Orion's stock on the American Stock Exchange; satisfactory completion of due diligence by certain of the parties; satisfactory resolution of outstanding issues with creditors; simultaneous closing of all transactions; and other conditions commonly found in similar transactions.

The proposed transactions may be summarized as follows. All of the following figures are subject to adjustment based, upon other things, on terms of any additional indebtedness incurred by certain of the parties prior to closing, the outcome of negotiations with creditors and certain other persons and the price at which the Company's Common Stock trades immediately prior to the consummation of the transactions. The following transactions will occur substantially simultaneously as soon as practicable after the satisfaction or waiver of the conditions to closing the transactions.

The initial step will be a recapitalization of the Company pursuant to which: (a) the Company will amend and restate its certificate of incorporation to reflect a reverse-split of its Common Stock on a one-for-ten basis, a reclassification of its current Common Stock into Class A Common Stock ("Orion Class A Common") and the authorization of a new Class B Common Stock ("Orion Class B Common"); (b) existing shares of the Company's Series A Preferred Stock will be converted into Orion Class A Common; and (c) the Company's Series AA Preferred Stock will either remain outstanding or may be redeemed or converted into shares of Orion Class A Common.

Orion will acquire Integrated Physician Solutions, Inc. ("IPS") for shares of Orion Class A Common. Some of this stock will be issued to certain debtholders of IPS in satisfaction of their claims. The aggregate number of shares of Orion Class A Common that will be issued in this acquisition will equal the number of such shares held by the Company's equityholders immediately prior to this acquisition.

Brantley Partners IV, L.P. ("Brantley IV") will contribute to Orion $6 million of cash and approximately $1.3 million of loans in exchange for shares of Orion Class B Common representing 51% of the aggregate number of shares of Orion Class A Common and Orion Class B Common outstanding prior to the DCPS/MBS acquisition described below. The terms of the Class B Common will be as follows: (a) Brantley IV may, at any time, convert shares of Orion Class B Common into shares of Orion Class A Common. Upon such conversion, for each share of Orion Class B Common so converted, Brantley IV will receive one (1) share of Orion Class A Common plus a number of shares of Orion Class A Common having a market value (at the time of conversion) equal to its initial investment plus an amount that is economically equivalent to a simple return of 9% per annum from the date of investment to the date of conversion (the "Orion Class B Preference"); and (b) Orion Class B Common will vote as a single class with the Orion Class A Common on an "as converted" basis, so that each share of Class B may have more than one vote per share based on the Class B Preference and the current market value of Orion Class A Common.

Orion will acquire both Dennis Cain Physician Solutions, Ltd. ("DCPS") and Medical Billing Services, Inc. ("MBS") for a combination of $3 million in cash, a $1 million promissory note and shares of Orion Class A Common representing up to approximately 9.5% of the Orion Common outstanding after these acquisitions. This purchase price is subject to retroactive adjustment based on the financial results of these two companies in the two years following their acquisition. The Company, DCPS and MBS have entered into a letter of intent with respect to the proposed transaction and are negotiating the terms of the definitive acquisition agreements.

It is anticipated that Orion will implement an $8-$10 million debt restructuring that will provide it with a long-term source of working capital. SurgiCare has not yet entered into an agreement with respect to this restructuring.

Following all of the above transactions, it is anticipated that Brantley IV and its affiliated funds (which are currently debtholders and equityholders of IPS) will hold approximately 67% of the total voting power of the Orion Common and that the equityholders of SurgiCare immediately prior to the consummation of the transactions will control approximately 20% of the total voting power of the Orion Common.

Keith LeBlanc, the current CEO of the Company, will continue to run the operations of SurgiCare, will be President of Orion and will report to the Board of Directors. Terry Bauer, the current CEO of IPS, will continue to run IPS, will be the CEO of Orion and will report to the Board of Directors. Steve Murdock, the current Chief Financial Officer of IPS, will be the CFO of Orion.

The Board of Directors of Orion is expected to consist of Messrs. Bauer and LeBlanc, two nominees of Brantley IV (who are expected to be affiliated with Brantley IV) and three other persons who will meet the requisite standards of independence. Paul Cascio, a general partner of Brantley IV, will be one of Brantley IV's nominees and will serve as nonexecutive Chairman.

In November 2003, SurgiCare completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes bearing interest at 10% per annum.  The notes are convertible into shares of Company common, at any time, at the option of the note holder.  The conversion price for the notes will be equal to (a) $.35 per share, if the note is converted on or prior to January 31, 2004, or (b) if the note is converted after January 31, 2004, the lower of (i) $0.25 or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date.  The note holders shall also receive a five-year warrant to purchase shares of Company common stock.  The number of shares of common stock that may be purchased upon the exercise of the warrant will be equal to 25% of the number of shares of common stock into which the note is convertible.  The warrant may be exercised at an exercise price of $0.35 per share, and may be exercised on a cashless basis at the option of the holder. The promissory notes will mature upon the earlier of the closing of the re-capitalization as detailed above, or October 31, 2004.

Mr. Charles Cohen has resigned, effective as of October 29, as a Director of SurgiCare. In resigning, Mr. Cohen expressed no disagreement with SurgiCare on any matter relating to our operations, policies or practices.

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

Financial Condition and Results of Operations

The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Revenues, net	100.0%	100.0%	100.0%	100.00%
Expenses:
Direct Cost of Services	64.2%	127.8%	57.3%	45.8%
General & Administrative Expenses	80.5%	295.6%	76.6%	127.1%
Total Operating Expenses	144.7%	423.4%	133.9%	172.9%
Operating Income (Loss)	-44.7%	-323.4%	-33.9%	-72.9%
Other Income (Loss)	-88.7%	-291.9%	-32.0%	-54.0%
Minority Interest in Earnings (losses) of Partnerships	-3.1%	47.4%		8.1%
Earnings (Loss) Before Federal Income Tax Expense	-136.5%	-567.9%	-65.9%	-118.8%
Federal Income Tax Expense (Benefit)	-	-62.6%	.2%	-19.2%
Net Earnings (Loss)	-136.5%	-505.3%	-65.7%	-99.6%

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 vs. THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Revenue.  On a consolidated basis, case volume decreased 26.9% to 1,531 in the three months ended September 30, 2003 from 2,095 in the 2002 comparable period.  On a same-center basis (which includes unconsolidated centers and pre-acquisition cases), total utilization decreased 19.2% to 2,549 cases in the three months ended September 30, 2003 from 3,153 in the 2002 comparable period.  Due to the uncertainty surrounding the Company's financial condition, some physicians are splitting their caseload with other competing surgery centers, which has resulted in the decrease in cases.  However, revenue increased 15.3% to $1,671,299 in the three months ended September 30, 2003, from $1,450,194 in the comparable 2002 period.  On a per-case basis, revenue increased to $1,092 in the three months ended September 30, 2003 from $692 in the 2002 comparable period.  The increase was due primarily to improved reimbursement rates from third-party payors.  The average contractual allowance in the third quarter of 2003 was 67% of gross revenue compared to 85% in the comparable prior year period.

Direct Surgical Expenses.  Total direct surgical costs decreased to 64.2% of revenue in the three months ended September 30, 2003 from 127.8% in the 2002 comparable period. Direct surgical costs per case decreased 20.8% to $700 in the three months ended September 30, 2003 compared to $884 in the same period in 2002.  The decrease in percentage of revenue is primarily due to higher contractual allowances taken against revenue in the 2002 quarter.   The decreased cost per case is due to the acquisition of the Tuscarawas Ambulatory Surgery Center ("TASC"), which performs lower cost procedures, such as ophthalmology and gastroenterology.

General and Administrative Expenses.  General and administrative costs decreased $2,941,312, or 68.6% to $1,345,509 in the three months ended September 30, 2003 from $4,286,821 in the 2002 comparable period.  The decrease is primarily due to charge of $1.6 million to bad debt expense taken in the 2002 period related to a change in the Company's policies regarding doubtful accounts and a decrease in professional fees of $1,010,002.  In 2002, the Company incurred substantial professional fees related to raising equity, medical oversight and legal issues.

Total Operating Expenses.  Total operating expenses decreased $3,721,913, or 60.6% to $2,417,687 in the three months ended September 30, 2003 from $6,139,600 in the 2002 comparable period.  As a percent of revenue, total expenses decreased to 144.7% of revenue in the three months ended September 30, 2003 from 423.4% in the 2002 comparable period.  The decreased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

Other Income (Expense).  Total other expense decreased $2,750,589, or 65.0% to $1,483,029 in the three months ended September 30, 2003 from $4,233,618 in the 2002 comparable period.

In the 2002 quarter, the Company recorded a loss of $169,934 on the sale of its 20% interest in Bayside Surgical Partners, L.P. and a loss of $1,981,132 associated with its termination of the Aspen Healthcare acquisition.

The Company incurred an impairment of its investment in land of $1,500,000 during the third quarter of 2002 to reflect the investment's estimated valuation at that time.  In the third quarter of 2003, the company recorded additional impairment on the land amounting to $579,386.  The land is now carried at a value of $4,000,000.

Minority Interest in Losses of Partnerships.  In the three months ended September 30, 2003, the minority interest in losses of partnerships was $(52,018) compared to $687,679 in the 2002 comparable period due to significant charges to bad debt expense in the 2002 period, which created the losses.

Federal Income Tax.  For the three months ended September 30, 2003, the Company did not record a tax benefit on its pre-tax loss of $2,101,741 due to a valuation allowance recorded against the Company's deferred tax assets.   In the three months ended September 30, 2002, the Company recorded income tax benefit of $907,058, or 11.0% of its pre-tax loss.

Net Loss.  Due to the factors discussed above, the net loss in the three months ended September 30, 2003 improved to a loss of $2,281,435 compared to a loss of $7,328,287 in the 2002 comparable period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 vs. NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Revenue.  On a consolidated basis, case volume increased 1.5% to 5,046 in the nine months ended September 30, 2003 from 4,974 in the 2002 comparable period.  On a same-center basis (which includes unconsolidated centers and pre-acquisition cases), total utilization increased 16.3% to 10,693 cases in the nine months ended September 30, 2003 from 9,196 in the 2002 comparable period.  However, revenue declined 30.6% to $5,890,428 in the nine months ended September 30, 2003, from $8,490,730 in the comparable 2002 period.  On a per-case basis, revenue decreased to $1,167 in the nine months ended September 30, 2003 from $1,513 in the 2002 comparable period.  The average contractual allowance in the first nine months of 2003 was 68% of gross revenue compared to 70% in the comparable prior year period.  The revenue decrease is attributable to the shift in types of cases performed.  With the acquisition of the TASC, increased ophthalmology and gastroenterology cases were performed, which generally have gross billing rates below $1,000 compared to an average of greater than $3,000 per case experienced by other centers.

Direct Surgical Expenses.  Total direct surgical costs increased to 57.3% of revenue in the nine months ended September 30, 2003 from 45.8% in the 2002 comparable period. Direct surgical costs per case decreased 3.5% to $669 in the nine months ended September 30, 2003 compared to $693 in the same period in 2002.  The increase as a percentage of revenue and the decreased cost per case is due the acquisition of TASC, which performs lower cost procedures that have lower billing rates as discussed above.

General and Administrative Expenses.  General and administrative costs decreased $6,275,278, or 58.2% to $4,510,954 in the nine months ended September 30, 2003 from $10,786,232 in the 2002 comparable period.  The decrease is primarily due to charges of $5.4 million to bad debt expense taken in the 2002 period related to a change in the Company's policies regarding doubtful accounts.  Additionally, the Company incurred substantial professional fees in the 2002 period related to raising equity, medical oversight and legal issues.

Total Operating Expenses.  Total operating expenses decreased $6,789,625, or 46.3% to $7,888,093 in the nine months ended September 30, 2003 from $14,677,718 in the 2002 comparable period.  As a percent of revenue, total expenses decreased to 133.9% of revenue in the nine months ended September 30, 2003 from 172.9% in the 2002 comparable period.  Such expense fluctuations, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

Other Income (Expense).  Total other expense decreased $2,698,413, or 58.9% to $1,884,971 in the nine months ended September 30, 2003 from $4,583,384 in the 2002 comparable period.

In the 2002 period, the Company recorded a loss of $169,934 on the sale of its 20% interest in Bayside Surgical Partners, L.P.  In 2003, Company recorded a gain of $319,086 on the sale of its 10% interest in Physician's Endoscopy Center.

During the third quarter of 2002, the company incurred a loss of $1,981,132 associated with its termination of the Aspen Healthcare acquisition.

The Company incurred an impairment of its investment in land of $1,500,000 during the third quarter of 2002 to reflect the investment's estimated valuation at that time.  In the third quarter of 2003, the company recorded additional impairment on the land amounting to $579,386.  The land is now carried at a value of $4,000,000.

Interest expense increased 56.4% or $495,808 between the two comparable nine-month periods resulting from additional borrowings to complete an acquisition, to attempt to acquire Aspen Healthcare, and to finance the Company's working capital.

Minority Interest in (Earnings)Losses of Partnerships.  In the nine months ended September 30, 2003, no credit for minority interest in losses of partnerships was recorded because such losses exceeded the minority interest in equity capital of the partnerships.  In the nine months ended September 30, 2002, $686,298 was recorded due to significant losses incurred by the partnerships in 2002 directly attributable to the increase in the majority-owned partnerships' contractual allowances and significant bad debt write-offs during that period.

Federal Income Tax.  For the nine months ended September 30, 2003, the Company recorded a tax benefit of $13,561, or 0.4% of its pre-tax loss of $3,702,942.  The percentage is less than the normally expected rate due to a valuation allowance recorded against the Company's deferred tax assets.   In the nine months ended September 30, 2002, the Company recorded an income tax benefit of $1,626,633, or 16.1% of its pre-tax loss.

Net Loss.  Due to the factors discussed above, the net loss in the nine months ended September 30, 2003 decreased to $3,867,075 compared to $8,457,411 in the 2002 comparable period.

Liquidity and Capital Resources

Net cash used in operating activities was $991,336 for the nine months ended September 30, 2003 compared to $482,816 cash provided by operating activities in the comparative 2002 period.  The primary reason for the increase in cash used in operations was the increase in the Company's cash net losses in the nine months ended September 30, 2003.

Net cash provided by investing activities was $496,304 in the nine months ended September 30, 2003 compared to net cash used in investing activities of $1,790,820 in the comparable 2002 period.  In 2003, the Company sold its ownership interest in Physician's Endoscopy Center for $425,000 cash and sold a note receivable for $160,000.  In 2002, the increased use of cash was primarily for the investment in Tuscarawas Ambulatory Surgery Center ($640,846) and Aspen Healthcare ($1.1 million).

Net cash provided by financing activities decreased to $345,732 for the nine months ended September 30, 2003 from $1,329,865 in the 2002 comparable period.  In the 2003 period, cash raised through the sale of common stock was predominantly used to pay down debt.  In September 2003, the Company received $210,000 in the form of a demand promissory note to be used for working capital purposes.   In 2002, the Company used portions of the cash raised through debt and issuance of common stock to fund an acquisition and other capital expenditures.

As of September 30, 2003, the Company had cash and cash equivalents of $113,027 and negative working capital of $10,585,815.  SurgiCare has a total of $6,360,299 in long-term debt and an additional $1,453,747 in revolving lines of credit currently in default.  SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation (DVI).  On August 25, 2003 DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws.   The Company is currently negotiating a buyout of their debt with DVI (through its bankruptcy trustee) and certain other debt holders.

The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of September 30, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages.  Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

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

In November 2003, SurgiCare completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes bearing interest at 10% per annum.  The notes are convertible into shares of Company common, at any time, at the option of the note holder.  The conversion price for the notes will be equal to (a) $.35 per share, if the note is converted on or prior to January 31, 2004, or (b) if the note is converted after January 31, 2004, the lower of (i) $0.25 or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date.  The note holders shall also receive a five-year warrant to purchase shares of Company common stock.  The number of shares of common stock that may be purchased upon the exercise of the warrant will be equal to 25% of the number of shares of common stock into which the note is convertible.  The warrant may be exercised at an exercise price of $0.35 per share, and may be exercised on a cashless basis at the option of the holder.  The promissory notes will mature upon the earlier of the closing of the re-capitalization as detailed below, or October 31, 2004.

The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 13 – Subsequent Events for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

In September 2002, SurgiCare was named as a defendant in a suit entitled Charles Cohen vs. SurgiCare, Inc. and David Blumfield, in the 234th Judicial District Court of Harris County, Texas.  Mr. Cohen sued SurgiCare for breach of contract and both defendants for defamation.  Mr. Cohen claimed that SurgiCare breached his employment agreement when it terminated his employment and that Mr. Blumfield and SurgiCare made defamatory statements about him.  Mr. Cohen made claims for $562,000 for breach of the employment agreement plus additional damages for the defamation claim.  David Blumfield was later dropped as a defendant in this suit.  In October 2003, the Company settled this dispute by issuing 228,310 shares of common stock, valued at $100,000, as compensation for Mr. Cohen's past services.  Mr. Cohen has since resigned, effective as of October 29, as a Director of SurgiCare. In resigning, Mr. Cohen expressed no disagreement with SurgiCare on any matter relating to our operations, policies or practices.

In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc.  MarCap has sued for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36.  SurgiCare has paid $53,832.34 of this balance and settlement has been reached whereby SurgiCare will pay MarCap $150,000 over the next year with interest at 10%, with an underlying settlement of approximately $200,000 in the event of a breach in the payment plan.

In April 2003, SurgiCare was named as a defendant in a suit entitled International Diversified Corporation, Limited vs. SurgiCare, Inc.  International Diversified Corporation ("IDC") has sued for breach of contract in which IDC invested $1,000,000 into SurgiCare.  IDC has sued for the rescission of the contract and the return of $1,000,000 or the deliverance of 2,439,024 shares.  Settlement has been reached whereby SurgiCare returned 1,709,024 shares and released IDC of their obligation to pay SurgiCare $400,000 as well as a release by IDC and American International Industries, Inc. ("AII") regarding all obligations by SurgiCare to raise additional funds for working capital under the agreement with IDC and AII.

On July 7, 2003, SurgiCare, Inc. was named as a party in the arbitration entitled Brewer & Pritchard, P.C. vs. SurgiCare, Inc. before the American Arbitration Association.  Brewer & Pritchard have claimed breach of contract and demanded payment of $131,294.88 in billed and unbilled legal fees plus third party expenses, interest at the highest legal rate, costs, legal fees and damages from breach of contract.   This case was settled in November 2003 and SurgiCare issued shares of its common stock valued at $117,500 as compensation for past legal fees.

ITEM 2.  Change in Securities.

             None

ITEM 3.  Default Upon Senior Securities.

SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with DVI Business Credit Corporation (DVI). The Company had obtained a letter of forbearance through August 29, 2003, in connection with its senior lender, DVI Business Credit Corp.  However, in August 2003, DVI, Inc. announced that it is seeking protection under the United States Bankruptcy laws.  The Company is currently negotiating a buyout of their debt with DVI (through the bankruptcy trustee) and certain other debt holders.

SurgiCare has defaulted on its convertible Debenture Agreement for failure to file a registration statement for the resale of certain securities pursuant to the agreement and has been sued by the primary debenture holder.  SurgiCare is currently negotiating a settlement of this debt.

ITEM 4.  Submission of Matters to a Vote of Security Holder.

             None

ITEM 5.  Other Information.

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.                            Description

Exhibit 2.1*           Agreement and Plan of Merger dated November 18, 2003 by and among SurgiCare, Inc., IPS Acquisition, Inc. and
                       Integrated Physician Solutions, Inc.
Exhibit 2.2*           Letter of Intent dated November 18, 2003 among Dennis Cain Physician Services, Inc.,
                       Medical Billing Services, Inc. and SurgiCare, Inc.
Exhibit 3.1*           Form of Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
Exhibit 4.1*           Stock Subscription Agreement dated November 18, 2003 among SurgiCare, Inc.
                       and Brantley Partners IV, L.P.
Exhibit 4.2*           Debt Exchange Agreement dated November 18, 2003 among SurgiCare, Inc.,
                       Brantley Venture Partners III, L.P. and Brantley Capital Corporation
Exhibit 17.1           Resignation of Charles Cohen from Board of Directors
Exhibit 31.1           Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2           Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1           18 U.S.C. § 1350 Certification
Exhibit 32.2           18 U.S.C. § 1350 Certification

 * Incorporated by reference to the exhibit filed with the company's Form 8-K filed on November 18, 2003.

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, we filed the following reports on Form 8-K:

Dated August 1, 2003 to report change in Registrant's certifying accountant.

Dated August 19, 2003 to report issuance of a press release with second quarter 2003 financial results.

Dated August 22, 2003 to report issuance of a press release announcing Letter of Intent for an Investment by Brantley Partners.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 19, 2003                               REGISTRANT:

                                                                      SurgiCare, Inc.

                                                                      By: /s/ KEITH G. LEBLANC
                                                                      Keith G. LeBlanc
                                                                      Chief Executive Officer

                                                                      By:  /s/ PHILLIP C. SCOTT
                                                                      Phillip C. Scott
                                                                      Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1*	Agreement and Plan of Merger dated November 18, 2003 by and among SurgiCare, Inc., IPS Acquisition, Inc. and Integrated Physician Solutions, Inc.
2.2*	Letter of Intent dated November 18, 2003 among Dennis Cain Physician Services, Inc., Medical Billing Services, Inc. and SurgiCare, Inc.
3.1*	Form of Amended and Restated Certificate of Incorporation of SurgiCare, Inc.
4.1*	Stock Subscription Agreement dated November 18, 2003 among SurgiCare, Inc. and Brantley Partners IV, L.P.
4.2*	Debt Exchange Agreement dated November 18, 2003 among SurgiCare, Inc., Brantley Venture Partners III, L.P. and Brantley Capital Corporation
17.1	Resignation of Charles Cohen from Board of Directors
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. § 1350 Certification
32.2	18 U.S.C. § 1350 Certification

 * Incorporated by reference to the exhibit filed with the company's Form 8-K filed on November 18, 2003.