Form 10KSB
period 2003-12-31
SURGICARE INC/DE
filed 2004-04-14
CIK 755113

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                 DELAWARE                              58-1597246

   00(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

   12727 KIMBERLEY  LANE, SUITE 200 HOUSTON, TX             77024
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (713) 973-6675
SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                  WHICH REGISTERED
        -------------------                  ------------------------

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

                                 Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, and no disclosure will be contained in this form, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

SurgiCare's revenues for fiscal year ended December 31, 2003: $8,064,523.

As of March 31, 2004, 28,408,685 shares of the registrant's common stock were outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 31, 2004 was approximately $9,386,036 based upon a per share price of $0.38, the closing price per share for the company's common stock on the American Stock Exchange on that day.

================================================================================

                                 SURGICARE, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I

Item 1. Description of Business                                         3

Item 2. Description of Property                                        16

Item 3. Legal Proceedings                                              16

Item 4. Submission or matters to a Vote of Security Holders            17

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.      18

Item 6. Management's Discussion and Analysis or Plan of Operation      19

Item 7. Financial Statements                                           27

Item 8. Changes in and Disagreements with Accountants                  54

Item 8A. Controls and Procedures                                       54

PART III

Item 9. Directors, Executive Officers, Promoters, and Control
Persons; Compliance With 16(a) of the Exchange Act.                    55

Item 10. Executive Compensation                                        55

Item 11. Security Ownership of Certain Beneficial Owners
and Management                                                         55

Item 12. Certain Relationships and Related Transactions                55

Item 13. Exhibits and Reports on Form 8K                               56

Item 14. Principal Accountant Fees and Services                        57

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

     SurgiCare, Inc. ("SurgiCare," "Company," "we," "us," or "our") was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. ("TCI"). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers ("ASC"). On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation ("Bellaire"), in exchange for the issuance of 9.86 million shares of common stock, par value $.005 per share ("Common Stock") and 1.35 million shares of Series A Redeemable Preferred Stock, par value $.001 per share ("Series A Preferred"), of SurgiCare to the holders of Bellaire's common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999.

     As of December 31, 2003, the company owned a majority interest in three surgery centers and a minority interest as general partner in one additional center. Three of SurgiCare's centers are located in Texas and one is located in Ohio. In limited circumstances, SurgiCare, or its subsidiaries may also furnish anesthesia services in support of the activities of the surgery centers. Our ASCs perform various types of procedures including: orthopedic surgery, colonoscopy, ophthalmic laser surgery, pain injections and various pediatric surgeries. The most common procedures performed in our ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy.

     With a view to SurgiCare consolidating the operations of some or all of these surgery centers, SurgiCare anticipates that it will need to adjust its ownership interest in such centers to establish an ownership interest of approximately 35% in each surgery center in keeping with our strategy of maximizing our investor pool. SurgiCare believes that physician owned and operated centers are typically more profitable because physicians who own and operate an ambulatory surgery center are the center's most significant source of patients and benefactors. Generally, it is the operating physician, not the patient, who chooses the facilities where surgical procedures are to be performed. By allowing physicians to own approximately sixty-five percent of the interest in the surgery centers, there is more opportunity for more physicians to own an interest in the center. When physicians have an ownership interest in surgery centers, they have an incentive to make the centers as profitable as possible. Therefore, we have begun the process of restructuring the ownership of the surgery center owned and operated by Bellaire to allow for the sale of investment interests to operating physicians in the surgery center, but have not conducted any offerings at this time.

     We have negotiated a series of transactions that will restructure SurgiCare and result in a change of control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and debt forgiveness. We also intend to complete a reverse stock split and change our name to Orion HealthCorp, Inc. Our board of directors has approved all of these actions and a special meeting of stockholders in lieu of an annual meeting will be held to approve them. The highlights of the financial transactions include:

     -- Effecting a one-for-ten reverse stock split and re-designating our outstanding common stock as Class A common stock.


     -- Issuing a new class of common stock (Class B common stock) to Brantley Partners IV, L.P., a private investor ("Brantley IV"). Brantley IV will forgive indebtedness owed by SurgiCare and Integrated Physician Solutions, Inc. ("IPS") to its subsidiary in the aggregate principal amount of $1.28 million and will contribute up to $6 million in cash (as reduced for additional debt owing by SurgiCare and IPS to Brantley IV's subsidiary at the time of the closing of the transactions, which will also be forgiven) in exchange for shares of Class B common stock.

     -- Acquiring IPS in a merger in which we will issue Class A common stock to the IPS stockholders and certain IPS creditors. IPS is a provider of business management services for pediatric practices and also provides software and technology solutions for physicians.

     -- Acquiring Medical Billing Services, Inc. ("MBS"), and Dennis Cain Physician Solutions, Ltd. ("DCPS"), two providers of physician management, billing, consulting and collection services in a merger in which we will pay between $2.9 million and $3.5 million cash and issue promissory notes in the aggregate principal amount of $500,000 and Class C common stock to the current equity holders of MBS and DCPS. The amount of consideration received depends upon the fair market value of our common stock at the time of the closing of the transactions, and the consideration is also subject to retroactive increase or decrease, including the issuance of additional shares of Class A common stock. We will also issue shares of Class A common stock as directed by the DCPS and MBS equity holders, and may be required to make additional payments in certain circumstances.

     These transactions are contingent upon refinancing SurgiCare's, IPS's and MBS's debt. The transactions and the refinancing will provide SurgiCare with increased revenues and earnings, an improved balance sheet and the opportunity to grow the business. Please review our proxy statement for our special meeting of stockholders in lieu of an annual meeting, filed with the SEC for the full details of the proposed restructuring.

     Prior to the proposed amendments to its certificate of incorporation , SurgiCare is authorized to issue up to 50,000,000 shares of common stock, par value $.005 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

     SurgiCare, Inc.'s principal executive offices are located at 12727 Kimberley Lane, Suite 200, Houston, TX 77024, and its telephone number is 713-973-6675.


     Bellaire SurgiCare, Inc.

     Bellaire owns and operates an ASC located in Houston, Texas. The ASC has been in operation for 14 years, first as The Institute for Eye Surgery, and since March of 1995, as Bellaire SurgiCare, Inc. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, as well as reconstructive and general surgery utilize this facility. The surgeons performing surgery at Bellaire generally charge their patients for the professional services they provide, while Bellaire only charges the patients for the facility fee. While Bellaire is currently a wholly-owned subsidiary of SurgiCare, we have begun the process of restructuring the ownership of the surgery center owned and operated by Bellaire to allow for the sale of investment interests to operating physicians in such surgery center. In 2003, there were 1,803 patients treated at Bellaire by approximately 30 doctors, 14 of which have an ownership interest in the Company.

     SurgiCare Memorial Village, L.P.

     SurgiCare, through its wholly owned subsidiary Town & Country SurgiCare, Inc., owns a 60% General Partnership interest in SurgiCare Memorial Village, L.P. ("Memorial Village"). This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, reconstructive, as well as general surgery utilize this facility. The surgeons performing surgery at Memorial Village generally charge their patients for the professional services they provide, while Memorial Village only charges the patients for the facility fee. In 2003, there were 2,226 patients treated at Memorial Village by approximately 60 doctors, 25 of which have an ownership interest in Memorial Village.

     San Jacinto Surgery Center, L.P.

     SurgiCare through its wholly owned subsidiary Baytown SurgiCare, Inc. owns a 10% General Partnership interest in San Jacinto Surgery Center, L.P. ("San Jacinto"). This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at San Jacinto generally charge their patients for the professional services they provide, while San Jacinto only charges the patients for the facility fee. In 2003, there were 4,214 patients treated at San Jacinto by approximately 43 doctors, 19 of which have an ownership interest in San Jacinto.

     Tuscarawas Ambulatory Surgery Center, LLC

     SurgiCare owns a 51% interest in Tuscarawas Ambulatory Surgery Center, LLC (Tuscarawas) located in Dover, Ohio. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in orthopedics, ENT and general surgery utilize this facility. The surgeons performing surgery at the center generally charge their patients for the professional services they provide, while Tuscarawas only charges the patients for the facility fee. In 2003, there were 2,762 patients treated at Tuscarawas by approximately 25 doctors, 12 of which have an ownership interest in Tuscarawas.


INDUSTRY OVERVIEW

     ASCs are licensed outpatient surgery centers, generally equipped and staffed for a wide variety of surgical procedures. These procedures are generally lower-risk and considered appropriate for the freestanding ambulatory setting. In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternative sites, including ASCs. This shift is illustrated by an outpatient market study, performed by Verispan, L.L.C. shows an 81% increase in surgeries provided outside traditional hospitals, over a 7 year period from 1996 to 2003.



SurgiCare believes that the following factors have contributed to the growth of
ASCs:

     Cost-effective Alternative. ASCs are not usually saddled with the high cost and overhead of the ancillary services such as administration, laboratory, radiology, or dietary, that are generally found in the hospital settings. Therefore, surgery is generally less expensive than hospital inpatient surgery. In addition, SurgiCare believes that surgery performed at a freestanding ASC is also less expensive than hospital-based ambulatory surgery for a number of reasons, including:

     --   Lower facility development costs;

     --   More efficient use of staffing and space utilization;

     --   Specialized operating environment focused on cost containment.

     SurgiCare believes that interest in ASCs has grown as managed care organizations have continued to seek a cost-effective alternative to inpatient services.

     Physician and Patient Preference. Operating physicians, who have determined that their patients are in need of a surgical procedure, generally choose in which facility the surgery will be performed. In most cases, patients will have their surgery performed at the facility that their doctor determines is most appropriate.

     Freestanding ASCs subject neither doctors nor their patients to the large institutional environment found at both acute care inpatient hospitals, and outpatient surgery centers located within a hospital.

     SurgiCare believes that because of the ease of admission and discharge, many physicians prefer ASCs. SurgiCare believes that such centers enhance physicians' productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. This allows the physician to perform more surgeries in a defined period.

     In contrast, hospitals generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in a freestanding ASC because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.

     New Technology. The increased use of minimally invasive surgery, enhanced endoscopic techniques and fiber optics, have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing postoperative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization. These new technologies and advances in anesthesia, which have been increasingly accepted by physicians, have significantly expanded the types of surgical procedures that are being performed in ASCs.



BUSINESS PHILOSOPHY

     SurgiCare believes that physician owned and operated ASCs are typically profitable. This profitability results primarily from the fact that physicians who own and operate an ASC are the center's most significant source of patients and benefactors. Generally, it is the operating physician, not the patient, who chooses the facilities where surgical procedures are to be done. Because this decision is made at the physician level, it is in fact the physicians bringing patients to the outpatient surgical facility.

     SurgiCare believes that ASCs receive their patient referrals almost exclusively from the operating physicians. Therefore, it becomes an extremely important role of a center's management to insure that the operating physicians have everything they need, and that they are pleased with the results that they are able to obtain at the center. If management and the operating physicians are substantially the same, it becomes much easier to insure that physician needs are meet, and that their experiences at the centers are pleasant.

     Furthermore, SurgiCare believes that physicians become more cost conscious when they own and manage the ASCs in which they practice. This increased cost consciousness can have a significant positive effect on the overall profitability of the center without detrimentally affecting the patients.

     SurgiCare believes that the profitability of freestanding ASCs tends to make them attractive to acquirers. Nevertheless, following the acquisition of a physician owned center, evidence suggests that the typical center's profitability will significantly decrease. SurgiCare believes that this typical decline in profitability can be explained, in part, because in many of such acquisitions, the operating physicians lose control of the center. After a typical acquisition of an ASC, the control of the center is typically vested in non-physician management. The factors motivating the physician users to insure the center's profitability are therefore typically removed.

     SurgiCare's management structure consists of physicians and healthcare professionals. SurgiCare's management has substantial experience in the operation and management of ASCs. SurgiCare also expects that it will issue its own shares, or other equity interests to the physicians who own and operate other centers in which SurgiCare may acquire an interest. SurgiCare believes that it will thereby be able to substantially align the interests of SurgiCare's management and shareholders with those of the physician owners of centers in which SurgiCare may acquire an interest. SurgiCare also presently intends to permit each surgery center to be substantially managed by its own board, which is anticipated to consist of a majority of physicians associated with the center and one or more representatives of SurgiCare. Based upon this approach, SurgiCare expects that it will benefit from the substantial unity of goals and motivations of its own management and shareholders with those of physicians who have previously owned and operated a freestanding center acquired, in whole or in part, by SurgiCare.

     SurgiCare believes that if the goals and motivations for each center are substantially aligned, then SurgiCare can achieve profitability for every center in which it acquires an interest. However, there are numerous factors that affect the profitability of ASCs, including regulatory and liability matters. Therefore, there can be no assurance that the profitability of any center or SurgiCare as a whole will be maintained.

     SurgiCare intends to apply its philosophy in the acquisition, development and operation of physician owned / managed freestanding ASCs.

STRATEGY

     SurgiCare's market strategy is to accelerate penetration of key markets and expand into new markets by:

     -- Attracting and retaining top quality, highly productive surgeons and other physicians. Recognizing the importance of physician satisfaction, SurgiCare operates its facilities and has designed its operating model to encourage physicians to choose our facilities. SurgiCare has identified and seeks to accommodate the key factors in a physician's decision making process, which SurgiCare believes includes quality of care, patient comfort, streamlined administrative processes, efficient operation and overall opportunity for increased physician productivity.


     -- Enhance physician productivity. SurgiCare intends to enhance physician productivity and promote increased same-center volumes, revenues and profitability by increasing physician involvement, and creating operating efficiencies, including improved scheduling, group purchasing programs and clinical efficiencies.


     -- Growth through selective domestic acquisitions and development of surgical facilities. SurgiCare typically targets the acquisition or development of surgery centers that provide high volume, non-emergency, lower risk procedures in several medical specialties. Our focus is on under-performing centers where acquisition prices are modest and the leverage returns for operational performance improvements is high. SurgiCare's development staff first identifies existing centers that are potential acquisition candidates. The candidates are then evaluated against SurgiCare's project criteria which may be expected to include several factors such as number of procedures currently being performed by the center, competition from and the fees being charged by other surgical providers, relative competitive market position of the surgery centers under consideration, ability to contract with payers in the market and state certificate of need ("CON") requirements for development of a new center. SurgiCare is in the process of identifying ASCs as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of centers, although there are no signed letters of intent or any verbal offers to acquire such surgery centers. SurgiCare expects that the acquisition of other surgery centers will take the form of mergers, stock-for-stock exchanges or stock-for-assets exchanges and that in most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies. SurgiCare will typically acquire a minority interest in a particular center.

     -- Enhance operating efficiencies. We use systems and protocols to enhance operating efficiencies at both existing and newly acquired or developed facilities. These systems and protocols include: patient scheduling and pre-certification process, block scheduling by physicians, dedicating multiple operating rooms to each physician to speed turn-around time, and not offering emergency room services which ensures ease in scheduling and availability. We believe that this focus on efficient operations increases our own profitability and encourages physicians to use our facilities by increasing their productivity. In addition, efficient operations are critical to our lower cost model and our competitive advantage in attracting and negotiating with payers.


     -- Creation of operationally efficient clusters of ASCs. We seek to build a core management team in each geographical market, which will gain increased marketing and operational efficiencies as we add new centers to the market. Spreading the overhead burdens across more operating units not only reduces the total overhead per center but also allows us to attract increasingly more competent operating managers.


     -- Diversification into complimentary healthcare businesses. SurgiCare expects to diversify into related healthcare markets and are targeting imaging centers and practice management companies. SurgiCare is looking to develop and/or acquire imaging centers that are in conjunction with our surgery centers. This will strategically position us to service medical outpatient needs and enhance the practices of the healthcare providers who utilize our services. SurgiCare is planning to expand into practice management, which is a core discipline that SurgiCare will need to continue to grow and be profitable. Servicing surgery centers with practice management functions can be a source of potential acquisitions.


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

     In presenting the advantages to physicians of developing a new freestanding ASC in partnership with SurgiCare, we anticipate that our development staff will emphasize the following factors, among others:

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

     SurgiCare, under previous management, developed Bellaire surgery center. SurgiCare, under current management developed Physicians Endoscopy Center, L.P. ("Physicians Endoscopy"). SurgiCare sold its interest in Physicians Endoscopy in June 2003 and SurgiCare acquired Memorial Village, San Jacinto and Tuscarawas as already established and operating surgery centers. SurgiCare's current management has experience in developing surgery centers and was responsible for developing five new centers and managing two centers prior to working for SurgiCare.

     In addition, SurgiCare is opening the Tuscarawas MRI center to expand our operations in Dover, Ohio. Sixty percent of the funding is being provided by a third party lease finance company called Maxus Leasing Group ("Maxus"). The Maxus financing is a typical equipment lease financed over five years. The remaining portion of the funding was loaned to SurgiCare by a wholly-owned subsidary of Brantley IV.

     Going forward, SurgiCare anticipates that its ownership interests in most of its ASCs will be approximately 35%. However, from time to time, SurgiCare may identify centers where it is advantageous to acquire a majority interest. Regardless of the percentage of each center that SurgiCare acquires, the physicians who had owned and operated a center acquired by SurgiCare, or who have newly developed a center in partnership with SurgiCare, generally will become shareholders in SurgiCare. The local physicians will continue to oversee their operations through an executive committee that interacts with SurgiCare on a regular basis to provide feedback and set policy.


SURGERY CENTER LOCATIONS

         The following table sets forth information related to SurgiCare's surgical centers in operation as of December 31, 2003:


                           SURGERY CENTER LOCATIONS

                                                                 Acquisition          SurgiCare
               Name                        Location                 Date              Ownership
-----------------------------------  ------------------------  --------------  ----------------------
Bellaire SurgiCare                      Houston, Texas            July 1999             100%
SurgiCare Memorial Village              Houston, Texas            Oct. 2000              60%
San Jacinto Surgery Center              Baytown, Texas            Oct. 2000              10%
Tuscarawas Ambulatory
 Surgery Center                         Dover, Ohio               June 2002              51%

AAAHC ACCREDITATION

     Two of SurgiCare's surgery centers are accredited by the Accreditation Association for Ambulatory Health Care Inc. ("AAAHC"). SurgiCare's Bellaire and Memorial Village facilities are not yet accredited. SurgiCare will seek accreditation for the Bellaire facility upon completion of the facility's renovation. In the future, SurgiCare's Memorial Village facility will re-apply for accreditation. Although not required, SurgiCare believes that obtaining an AAAHC accreditation is useful in competing for, and contracting with, certain managed care organizations. SurgiCare, where practical, will strive to obtain AAAHC accreditation.

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

     ASCs, such as those in which SurgiCare owns or intends to acquire an interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. SurgiCare derived approximately 21% of its gross revenues from governmental healthcare programs, including Medicare and Medicaid, in 2003. The Medicare program currently pays ASCs and physicians in accordance with fee schedules, which are prospectively determined.

     The Department of Health and Human Services ("DHHS") currently bases its reimbursement system to ASCs on a 1986 cost survey. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") enacted in December 2003 requires that the current ASC reimbursement methodology based on cost surveys be replaced with a new ASC payment system that will be effective prior to 2008. This new system will be based on recommendations made by the General Accounting Office after studying the relative costs of procedures furnished in ASCs to those furnished in hospital outpatient departments. The new payment methodology could adversely impact surgery center reimbursement and therefore our financial condition, results of operations and business prospects. The MMA also reduces Medicare payments to ASC by 1% starting April 1, 2004 and freezes the payment rates from October 1, 2004 through December 31, 2009.

         In January 2003, the Medicare Payment Advisory Commission ("MedPac") voted to recommend to Congress that the reimbursement by Medicare for procedures performed in surgery centers be no higher than the reimbursement rate for the same procedures performed in hospital outpatient departments. Also, in January 2003, the Office of Inspector General ("OIG") issued a report that included a similar recommendation, and a recommendation that DHHS conduct a new cost survey. It is uncertain if Congress will act on either or both recommendations. While the majority of procedures are reimbursed at a higher rate in hospital outpatient departments than in ASCs, several procedures are reimbursed at a higher rate in ASCs. Although there is no certainty that these recommendations will be implemented, we have determined that, based on our current procedure mix, the MedPac recommendation, if implemented, would have an immaterial effect on revenues.

         In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as preferred provider organizations (" PPOs"), health maintenance organizations ("HMOs") and other similar structures.

         The strengthening of managed care systems nationally has resulted in substantial competition among providers of services, including providers of surgery center services. This competition includes companies with greater financial resources and market penetration than SurgiCare. In some cases, national managed care systems require that a provider, in order to participate in a specific plan, be able to cover an expanded geographical area.

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

COMPETITION

     There are several companies, many in niche markets, that acquire existing freestanding ASCs. Many of these competitors have greater resources than SurgiCare. The principal competitive factors that affect the ability of SurgiCare and its competitors to acquire surgery centers are price, experience, reputation, and access to capital.

     SurgiCare's most significant competitors include: Symbion, Inc., Amsurg Corporation, Surgis, Inc., Foundation Surgery Affiliates, Inc., HealthSouth Corporation, United Surgical Partners International, Inc. Dynacq Healthcare, Inc., NovaMed Eyecare, Inc., TLC Vision Corporation, LCA Vision, Inc., Hospital Partners of America, Inc. and National Surgical Care, Inc.


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


GOVERNMENT REGULATION

     The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. Regulatory activities affect the business activities of SurgiCare by controlling its growth, requiring licensure and certification for its facilities, regulating the use of SurgiCare's properties, and controlling reimbursement to SurgiCare for the services provided at those facilities.

     Certificates of Need and State Licensing. CON regulations control the development of ASCs in certain states. CON statutes generally provide that prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health-planning agency based on a determination that a need exists for those facilities or services. SurgiCare expects that its development of ASCs will generally focus on states that do not require CONs. However, acquisitions of existing surgery centers, even in states that require CONs for new centers, generally do not require CON regulatory approval. The large population states that require CON regulatory approval are New York, Michigan and Illinois.

     State licensing of ASCs is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements in addition to local building and life safety codes. In addition, each center is also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues.

     Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of healthcare providers. SurgiCare believes that its operations are in compliance with these laws in the states in which it currently does business. The National Association of Insurance Commissioners (the "NAIC") recently endorsed a policy proposing the state regulation of risk assumption by healthcare providers. The policy proposes prohibiting providers from entering capitated payment contracts (which are contracts that compensate the provider based on the number of members in the plan rather than based on the services the provider performs) or other risk sharing contracts, except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, healthcare providers will be precluded from entering into capitated contracts directly with employers and benefit plans other than HMOs and insurance companies.

     SurgiCare and its affiliated groups currently do not and currently do not intend to enter into contracts with managed care organizations, such as HMOs, whereby SurgiCare and its affiliated groups would assume risk in connection with providing healthcare services under capitated payment arrangements, although certain of the subsidiaries of SurgiCare that will exist after the transactions currently do so, and may continue to do so in the future. If SurgiCare or its affiliated entities are considered to be in the business of insurance as a result of entering into such arrangements, they could become subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, which could have a material adverse effect upon SurgiCare's ability to enter into such contracts. SurgiCare has not made a determination regarding whether it will be deemed to be in the insurance business after the transactions close.

     With respect to managed care contracts that do not involve capitated payments or some other form of financial risk sharing, federal and state antitrust laws restrict the ability of healthcare provider networks such as SurgiCare's specialty physician networks to negotiate payments on a collective basis.

     Reimbursement. SurgiCare depends upon third-party programs, including governmental and private health insurance programs to reimburse its ASCs for services rendered to patients in its centers. In order to receive Medicare reimbursement, each ASC must meet the applicable conditions of participation set forth by DHHS relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys. SurgiCare's existing centers are certified as Medicare providers. SurgiCare believes that its current centers will participate in Medicare and other government programs. However, SurgiCare's current centers may or may not continue to qualify for participation in Medicare and other government programs. Additionally, the centers that SurgiCare acquires in the future may not qualify for participation in Medicare or other government programs.

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

     If an operating physician has a financial interest in a facility through a partnership interest or as a shareholder, the operating physician has the potential to benefit from the profitability of the facility. Where a physician is in a position to direct referrals or business to an entity or facility in which such physician has an ownership interest, and, therefore will benefit from the financial profitability of such entity or facility, there is risk under federal and state law, including the Medicare-Medicaid Illegal Remuneration Provisions. If the facility where a surgeon performs surgery is considered an extension of the surgeon's practice, this may reduce the risk of a violation of the anti-kickback statutes of the Medicare-Medicaid Illegal Remuneration Provisions.

     The Regulations set forth two specific exemptions or "safe harbors" related to "investment interests": the first concerning investment interests in large publicly traded companies ($50 million in net tangible assets) and the second for investments in smaller entities. The corporate structure of SurgiCare and its centers meet all of the criteria of either existing "investment interests" safe harbor as announced in the Regulations.

     While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to SurgiCare or its subsidiaries. There is safe harbor protection under the anti-kickback statute for physician-owned ASCs that are structured to meet certain tests set out in the regulations. SurgiCare's surgery centers may not currently satisfy all components of the tests for the safe harbor applicable to the ASCs. Nonetheless, SurgiCare believes that it is in compliance with the current requirements of the anti-kickback statute.

     Notwithstanding SurgiCare's belief that the relationship of physician partners to SurgiCare's surgery center should not constitute illegal remuneration under the anti-kickback statute, no assurances can be given that a federal or state agency charged with enforcement of the anti-kickback statute or similar state laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners' ownership interest in SurgiCare to become illegal, or result in the imposition of penalties on SurgiCare or certain of its facilities. Even the assertion of a violation could have a material adverse effect upon SurgiCare.

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

     Ambulatory surgery is not identified as a "designated health service" and Stark II regulations state that items and services provided in any ASC and reimbursed under the composite payment rate are not designated health services. Because all items and services provided at SurgiCare's surgery centers are billed to Medicare under a composite payment rate, as discussed below, SurgiCare believes that it is not subject to the physician self-referral restrictions set forth in Stark II. However, in the event that SurgiCare in the future offers services that are not ASC services covered by a composite payment rate and are "designated health services" under Stark II, SurgiCare would be subject to the Stark II physician self-referral prohibition with respect to those services.

     Medicare pays ASCs a composite rate, or fixed facility payment, as payment in full for all items and services furnished to a patient in connection with a surgical procedure. For example, the Medicare ASC facility fee includes payment for all lab work that might be furnished in connection with a surgical procedure. As such, the physician who furnishes a surgical procedure in an ASC in which he or she has an ownership interest has no incentive to unnecessarily order lab services. The Centers for Medicare and Medicaid Services ("CMS') cited this as the primary basis for expressly protecting ASC services, and items and services that otherwise would constitute designated health services when furnished in the ASC setting.

     Most payers pay using a composite payment rate based on the various procedure groups used by ASCs. Some payers will pay separately for supplies and implants. The compensation paid by each payer for the facility fees varies by insurance carrier. Most pay at a percentage of Medicare or a fixed amount per procedure group. If a facility has a mix of patients whose payers pay better rates than average, the margins of that center are typically higher. If a facility has a mix of patients whose payers pay less than the average rates, the margins of that center are typically lower. The margins achieved at each center are primarily a function of volume, payer, mix and operating efficiency, in that order.

     However, unfavorable future Stark II regulations or subsequent adverse court interpretations concerning the Stark II law or regulations or similar provisions found in similar state statutes could prohibit reimbursement for treatment provided by the physicians affiliated with SurgiCare or its current or future centers to their patients. The negative effect of such unfavorable future Stark II regulations or court rulings may be that investor physicians would not admit their patients to SurgiCare ASCs because of the prohibition on reimbursement for services. This would have a chilling effect on the revenues of SurgiCare and would make its continuing viability questionable. However, due to the positive financial benefits ASCs offer over hospitals, as discussed in "Industry Overview" in this section, SurgiCare believes it is unlikely that the legislature or court will take such unfavorable actions because of the overwhelming financial benefits enjoyed by Medicare by allowing procedures to be performed at ASCs.

     Neither SurgiCare nor its subsidiaries are engaged in the corporate practice of medicine. SurgiCare does not employ any physicians to practice medicine on its behalf. SurgiCare and its subsidiaries merely provide the venue for its physicians to perform surgical procedures. SurgiCare submits claims and bills to patients for the facility fee only, and in no way are involved with the billing or submission of claims for any professional medical fees.


     Administrative Simplification and Privacy Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and in August 2002 published revisions to the final rules. These final health privacy regulations generally require compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information. In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 have until October 16, 2003 to comply with the regulations. SurgiCare filed extensions for its centers before October 16, 2002, and we believe that we were in compliance with the standards by October 16, 2003. We believe that the cost of compliance with these regulations will not have a material adverse effect on our business, financial position or results of operations. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

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

     Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff (a private person suing on the government's behalf under a statute that assigns a certain part of the penalty award to the government). Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the anti-kickback statute and Stark II should also be prosecuted as violations of the federal False Claims Act. Even though SurgiCare believes that it has procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws and regulations defining the proper parameters of proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite SurgiCare's best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

     SurgiCare does not believe it has materially failed to comply with the any of the regulations described above during the past two years.

EMPLOYEES

     As of December 31, 2003, SurgiCare and its subsidiaries employed approximately 96 persons, 67 of whom were full-time employees and 29 of whom were part-time employees. Of the above, eight were employed at SurgiCare's corporate office in Houston, Texas and the remaining employees were employed by SurgiCare's surgery centers. These employees work in the following positions: corporate management (8); business office (14); administrators (4); nurses (47); and technicians (23). SurgiCare believes its relationship with its employees to be good. SurgiCare does not have any employment or labor contracts, except for its Chief Executive Officer and Chief Financial Officer (see Note 18 to the accompanying financial statements). Additionally, SurgiCare does not currently plan on having any such contracts with any operating physician on staff at any of its facilities. At this time, SurgiCare believes that all of its nurses and other employees have at-will employment relationships with the SurgiCare.


PHYSICIAN STOCKHOLDERS

     SurgiCare has never entered into any arrangement, nor does it plan on entering into any arrangement with any physicians that operate at any of its facilities, to assure their continued use of its facilities. However, many of the surgeons operating in SurgiCare facilities own SurgiCare common stock. Depending on SurgiCare's profitability, the potential exists for all stockholders, both physician and non-physician, to benefit financially.

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



ITEM 2. DESCRIPTION OF PROPERTY.

     SurgiCare's principal office is located at 12727 Kimberley Lane, Suite 200, Houston, Texas, 77024. This property is approximately 3,900 square feet, located on the 2nd floor of the Kimberley Medical Office Building above our Memorial Village surgery center. The property is leased from an unaffiliated third party for an initial term that expires in August 2006, but with an option to renew for an additional five years thereafter. Annual rental of $55,272.96 is payable monthly in the amount of $4,606.08. SurgiCare maintains tenant fire and casualty insurance on its property located in such building in an amount deemed adequate by SurgiCare. The four surgery centers in operation at December 31, 2003, lease space ranging from 10,000 to 14,000 square feet with remaining lease terms ranging from month-to-month to nine years.

     In June 2002, SurgiCare acquired five properties from American International Industries, Inc., Texas Real Estate Enterprises, Inc. and MidCity Houston Properties, Inc. in exchange for 1.2 million shares of Series AA Redeemable Preferred Stock. The land holdings are undeveloped properties. SurgiCare is currently marketing the properties for sale. The properties include
735.66 acre tract of vacant land located on the east side of a shell paved road leading to the Anahuac National Wildlife Refuse, approximately two miles South of FM 1985, in Chambers County, Texas; a 22.36 acre tract of land located on the east side of US 59 at the Old Humble/Atascocita Road exit, and an adjacent 14.80 acre tract of land on the west side of Homestead Road in Houston, Harris County, Texas; a 22,248 square foot tract of land located on the northeast corner of Almeda Road and Riverside Drive, in Houston, Harris County, Texas; four tracts of land totaling 26.856 acres located on the southeast, northwest, and northeast corners of Airport Boulevard and Sims Bayou and east side of 4th Street south of Airport Boulevard in Houston, Harris County, Texas; and a 12.216 net acre tract of land located on the southwest corner of Airport Boulevard and Sims Bayou, Houston, Harris County, Texas. SurgiCare currently has contracts to sell two of these properties - the tract adjacent to the Anahuac National Wildlife Refuge and the tract on Almeda Road. Pursuant to a December 11, 2002 agreement, American International Industries, Inc. guaranteed a resale price on the land of $4 million and agreed to make up any shortfall.


ITEM 3. LEGAL PROCEEDINGS.

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

This case was settled in November 2003 and SurgiCare issued shares of common stock valued at $117,500 as compensation for past legal fees.

     On February 10, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled S.E. Altman v. SurgiCare. S.E. Altman has sued for breach of contract, alleging that SurgiCare did not pay monies owed under a "Finders Fee Contract." Plaintiff asserts damages in the amount of $217,000, plus interest and attorneys' fees. International Diversified Corporation, Limited has indemnified SurgiCare with respect to any fees owed to Altman under the Finders Fee Contract. The case has been dismissed in favor of arbitration. In March 2004, the parties executed a Settlement Agreement and Release of Claims to resolve the dispute in which SurgiCare agreed to issue Mr. Altman 540,000 shares of common stock to be registered with the Securities and Exchange Commission on Form S-8.

     On April 14, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involves allegations that SurgiCare defaulted on its loan agreement. The plaintiffs in the New York case are suing SurgiCare for $834,252 representing the loan amount and interest, plus $219,000, representing damages for "No-filing Charges" and "Non-Effective Charges" under the contract. SurgiCare's lawsuit in Texas asserts that the loan agreement is usurious. The defendants in the Texas case have moved for sanctions against SurgiCare in that forum. The New York case has been ordered to mediation, which has not yet been scheduled. In conjunction with the mediation order, the parties agreed to stay the litigation in both states until completion of the mediation.

     On November 24, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled Vincent A. Giammalva, Trustee v. SurgiCare, Inc., Keith G. LeBlanc, and Phillip C. Scott; in the 344th Judicial District Court of Chambers County, Texas. This case involves allegations that SurgiCare defaulted on a contract to sell a parcel of real estate to plaintiff. Plaintiff also claims that LeBlanc and Scott committed fraud. SurgiCare states that it could not sell the parcel of land because of a lien on the property. The plaintiff seeks specific performance, forcing SurgiCare to sell the property, as well as actual damages. SurgiCare is negotiating with the plaintiff in an effort to settle this matter.

     In addition, we are involved in various other legal proceedings and claims arising in the ordinary course of business. Our management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on our financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET INFORMATION

     In April 2000, the company began trading on the OTC Bulletin Board. In July 2001, SurgiCare qualified for listing on the American Stock Exchange and began trading on this exchange at that time under the symbol SRG. The following table sets forth the high and low sales prices relating to SurgiCare's common stock for the last two fiscal years:


FISCAL 2003
                                                 HIGH             LOW
                                               --------         --------
Quarter ended March 31, 2003                    $ 0.50           $ 0.27
Quarter ended June 30, 2003                     $ 0.45           $ 0.23
Quarter ended September 30, 2003                $ 0.54           $ 0.22
Quarter ended December 31, 2003                 $ 0.72           $ 0.36


FISCAL 2002
                                                 HIGH             LOW
                                               --------         --------
Quarter ended March 31, 2002                    $ 2.50           $ 1.90
Quarter ended June 30, 2002                     $ 3.70           $ 1.76
Quarter ended September 30, 2002                $ 2.68           $ 0.30
Quarter ended December 31, 2002                 $ 0.93           $ 0.22


HOLDERS

     SurgiCare believes that as of March 31, 2004, there were approximately 402 holders of record of the Company's Common Stock and one holder of the Company's Series AA Preferred Stock.

DIVIDENDS

     SurgiCare has not paid dividends on shares of its common stock within the last two years, and does not expect to declare or pay any cash dividends on its common shares in the foreseeable future.

OPTION PLAN DATA

     In October 2001, SurgiCare established our 2001 Stock Option Plan, which authorized 1.4 million shares of our common stock to be made available through an incentive program for employees. The 2001 Stock Option Plan was approved by the stockholders. The options were granted at an exercise price equal to the fair market value of the common stock at the date of grant. The options had a ten year term. There were 81,955 options granted under the 2001 Stock Option Plan in 2002. There were none granted under the 2001 Stock Option Plan in 2003. As of December 31, 2003, there were 62,706 options outstanding.

     The number of warrants outstanding as of the beginning of 2003 to employees was 7,265,899. The number of warrants outstanding as of the end of 2003 to employees or former employees was

6,855,899 with exercise prices ranging from $0.32 to $2.00, with a weighted average exercise price of $0.407 per share. There were no changes in the exercise price of outstanding warrants through cancellation and re-issuance or otherwise, except price changes resulting from the normal operation of anti-dilution provisions of the warrants.


RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning issuances of securities by SurgiCare during the quarter ended December 31, 2003.

     On October 24, 2003, the Company issued 228,310 shares of common stock to Charles Cohen, a former officer and director, in settlement of claims by Cohen for compensation for services while he was employed by the Company. The stock was issued to Mr. Cohen, an accredited investor, for services rendered in reliance on the exemption provided by Section 4(2) of the Securities Act.

     On November 10, 2003, the Company issued 682,035 shares of common stock to Long Nguyen, M.D., David Roberts, Gerald McIntosh, Hank Moore, and SMT Marketing, LLC, each of whom are accredited investors for services rendered by each of them under separate agreements with the Company. The stock was issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

     On December 9, 2003, the Company issued 41,833 shares of common stock to U.S. Billing & Contracting, LLC, an accredited investor, for services rendered, in reliance on to the exemption provided by Section 4(2) of the Securities Act.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

     The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, changes in federal or state healthcare laws and regulations or third party payer practices, our historical and current compliance with existing or future healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by management or any other person that our objectives and plans will be achieved. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 to the accompanying Consolidated Financial Statements. Our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements. Therefore, actual results may differ from those estimates.



     Revenue Recognition - Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center's collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers.

     Investment in Limited Partnerships - The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, SurgiCare could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision- making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, SurgiCare recorded them as investments in limited partnerships.

     Goodwill - Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. Goodwill acquired in business combinations prior to June 30, 2001 had been amortized using the straight-line method over an estimated useful life of 20 years. In July 2001, the Financial Accounting Standards Board ("FASB") issued

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized but instead be reviewed periodically for possible impairment. The Company has adopted SFAS No. 142 effective January 1, 2002 and is no longer amortizing goodwill.

     Upon adoption of SFAS 142, as well as December 31, 2003 and 2002, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired.

Overview

     SurgiCare's principal business strategies are to (a) increase physician utilization of existing facilities, (b) increase both the revenue and profits from current cases and procedures being performed in existing facilities (c) achieve growth and expand revenues by pursuing strategic acquisitions of existing, and the development of new, physician owned ambulatory surgical centers, and (d) expand into related healthcare facilities, including imaging and practice management.

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

     SurgiCare is in the process of identifying ambulatory surgical centers, imaging centers and practice management companies as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of these organizations. Although there are no commitments, understandings, or agreements with any other potential acquisition targets, talks are ongoing for the acquisition of additional entities. All of such discussions have been tentative in nature and there can be no assurance that we will acquire any center with whom discussions have been conducted.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

                                                         2003        2002
                                                     ----------- -----------
    Revenues, net                                       100.00%     100.00%
    Expenses:
        Direct Cost of Services                          56.16%      46.55%
        General & Administrative Expenses                75.64%     106.54%
        Other Operating Expenses                          8.97%      31.60%
            Total Operating Expenses                    140.77%     184.69%
    Operating Loss                                      -40.77%     -84.69%
    Other Loss                                          -21.03%     -12.62%
    Minority Interest in Losses of Limited Partnerships       -       6.77%
    Loss Before Federal Income Tax Expense              -61.80%     -90.54%
    Federal Income Tax Benefit:
        Current                                          -2.15%      -1.94%
        Deferred                                                    -11.99%
    Net Loss                                            -59.65%     -76.60%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 ("2003") vs. YEAR ENDED DECEMBER 31, 2002 ("2002")


     Net Revenue. On a consolidated basis, case volume decreased 7.9% to 6,791 in 2003 compared to 7,374 cases in 2002. On a same-center basis (which includes unconsolidated centers and pre-acquisition cases-see paragraph below), total utilization increased 6.1% to 13,371 cases in 2003 from 12,603 in 2002. However, revenue declined $3,487,916, or 30.2% to $8,064,523 in 2003 from $11,552,439 in
2002. On a per-case basis, revenue decreased to $1,188 in 2003 from $1,567 in 2002. In both comparable years, the average contractual allowance was approximately 68%. Of the decrease, approximately $900,000 is attributable to the decrease in case volume. The remaining decrease is due to the shift in types of cases performed, where the company experienced decreases in cases with higher reimbursement, including pain management, podiatry and urology, and increases in ophthalmology cases, with lower reimbursement.

     The measure of unconsolidated centers and pre-acquisition cases using the same-center basis provides a more accurate reflection of the true growth rate of the centers and cases over comparable time periods. Unconsolidated centers included those entities in which the Company previously held an equity interest, but which later came under the management of the Company. Using the same-center basis provides a better depiction of a particular entity before and after it came under the Company's management. Similarly, using the same-center basis to measure the performance of cases pre-acquisition and post-acquisition by the Company provides a more accurate reflection of the performance of the individual cases.

     Following a change in management of the Company in September 2002, the Company determined that it was in the best interest of the Company to adopt a change in accounting policy resulting in a more conservative method of estimating contractual allowances based on a rolling average ratio of actual cash collections to related billed charges. The adoption of this policy resulted in insurance contractual allowances being increased by approximately $2.17 million, or approximately 6% of gross billings. This increase in allowance did not represent a material change in the revenues and collections of the Company.

     The increase in contractual allowances was a result of a change in internal controls as disclosed in Item 14 of our Form 10-KSB for the year ended December 31, 2002. The Company's management determined that it was in the best interest of the Company to use a conservative method of estimating such contractual allowances. The method uses a rolling average based upon the trend of actual cash collected compared to related billings.

     The previous method used to calculate the allowances contained such deficiencies as not accounting for the payer mix or service mix associated with the gross billings or the historical collections based on that payer mix and service mix. This did not represent a correction of error but an improvement on the estimation of the contractual allowance. The Company has made changes to its internal controls in this area by measuring the actual collections against the gross billings on a rolling average on a quarterly basis, that accounts for changes in payer and service mix that directly affect the contractual allowance.

     Direct Cost of Revenues. Direct Cost of Revenues decreased $849,554, or 15.8% to $4,528,644 in 2003 from $5,378,198 in 2002. Surgical costs decreased
$1,085,148, or 40.0% to $1,629,661 in 2003 from $2,714,809 in 2002. As a percentage of revenue, surgical costs decreased to 20.2% of revenue in 2003 from 23.5% in 2002. The decrease primarily corresponds to the 30.2% decrease in revenue and case volume as discussed above. Additionally, based on the age of some of the inventory items, new management determined in the third quarter of 2002 that it was appropriate to adjust the value of inventory. As a result, surgical costs for 2002 reflect an adjustment of $300,000 to allow for potential obsolescence of inventory. Direct clinical salaries and benefits increased $226,104 or 13.3% to $1,928,822 in 2003 from

$1,702,718 in 2002 primarily due to the full year impact of the Tuscarawas acquisition, which occurred in June 2002. As a whole, Direct Cost of Revenues per case decreased 8.6% to $666 in 2003 compared to $729 in 2002, resulting from the factors discussed above.

     General and Administrative Expenses. General and administrative costs decreased $6,207,882, or 50.4% to $6,100,192 in 2003 from $12,308,073 in 2002.
The decrease is primarily due to charges of $5.4 million to bad debt expense taken in 2002 related to a change in the Company's policies regarding doubtful accounts. Additionally, professional fees decreased by $1.1 million in 2003 compared to 2002, where the Company incurred substantial professional fees in 2002 related to raising equity, medical oversight and legal issues. These expense decreases were partially offset by an increase of approximately $445,000 in expenses related to Tuscarawas (of which $233,000 included an increase in rent), which was acquired in June 2002.

     In early 2002, the Company's existing management implemented a centralization of the collection functions of its centers and an outsourcing of the collection of certain aged receivables, which did not result in the cost reduction it was intended to. In September 2002, the Company's new management instituted a change in policy resulting in a methodology of calculating the allowance for doubtful accounts based upon age. For example, as a receivable gets older, the percentage of required allowance increases. Management considers this a change in estimate that results in a more conservative valuation of net accounts receivable.


     Other Operating Expenses.

     Loss on sale of assets. In August 2003, the Company sold a promissory note with a face amount of $223,177 to International Diversified Corporation ("IDC") for $160,000, incurring a loss of $63,177. The Company also agreed to release IDC from its $400,000 obligation to the Company, which had been included in other receivables. In addition to the cash consideration, SurgiCare was released from any and all obligations regarding the raising of additional funds for working capital and was released of all liabilities regarding the lawsuit filed by IDC claiming breach of contract requesting the return of $1 million or 2,439,024 shares under a previous agreement with IDC and American International Industries, Inc. A total loss of $463,177 was recorded as a loss on sale of assets. As part of the sale agreement, the Company was released of any liability of the center and removed as a guarantor on the center's bank note payable. Other than IDC's ownership of certain shares of the Company's common stock, IDC has no relationship with the Company.

     Loss (gain) on sale of partnership interests. In June 2003, the Company sold its 10% interest in Physician's Endoscopy Center, Ltd for $425,000 and recognized a gain on the sale of $319,086. As part of the sale agreement, the Company was released of any liability of the center and removed as a guarantor on the center's bank note payable. In 2002, the Company sold its 20% interest in Bayside Surgical Partners, LP for a loss of $169,934.

     Loss on terminated acquisition. In 2002, the Company incurred a loss of $1,977,382 associated with its termination of the Aspen Healthcare acquisition.

     Impairment on investment in land. In 2002, under the Company's previous management, the Company acquired five tracts of land. Management's purpose for acquiring the land was for the future development of additional surgery centers for the Company. Management obtained an appraisal from Associated National Appraisal Services, Inc. in January 2002, to determine the fair market value of the transaction to purchase the land. The land was acquired from Texas Real Estate Enterprises, Inc. and MidCity Houston Properties, Inc. The Company has no relationship with either of these entities, other than the purchase of this land.

     The Company entered into a resale guarantee agreement with American International Industries, Inc., as a part of the agreement of December 11, 2002, described below. The guarantee provides the

Company with a land resale guarantee if, by June 1, 2006, the Company is unable to sell any or all of the tracts of land for net sales proceeds of less than $4,000,000. If the proceeds are less than $4,000,000, American International Industries, Inc. agrees to compensate the Company in an amount equal to the difference between $4,000,000 and the net sales proceeds received by the Company from the sale of any of the land prior to June 1, 2006. American International Industries, Inc. shall have the option to make such payment in the form of shares of the Company's common stock valued at $0.41 per share or cash. In the event that American International Industries, Inc. does not own any of the Company's common stock on that date, it agrees to pay such difference in cash. Other than this guarantee and its ownership of certain shares of the Company's common and Series AA Preferred stock, American International Industries, Inc. has no relationship with the Company.

     The land was re-appraised in November 2002, in connection with a refinancing and at the request of a lender. The Company's new management determined that the development of surgery centers on these locations was not in the best interest of the Company. The new management determined that the Company would be better served by selling the land and using the proceeds to help fund the operations of the Company.

     The Company incurred an impairment of its investment in land of $1,500,000 during the third quarter of 2002 to reflect the investment's estimated valuation at that time. In September 2003, the Company recorded additional impairment on its investment in land amounting to $579,385. Such impairment was based on the information gathered during the marketing of the land holdings. This information indicated that SurgiCare would not receive in excess of the land resale guarantee from American International Industries, Inc., and thus the value was written down to the resale guarantee amount of $4 million. The Company is continuing to market the tracts of land for sale and is protected by the guarantee by American International Industries, Inc. of a $4 million resale price and does not believe it will generate sale prices greater than the guarantee in the next year or two. We valued the land at $4 million because of the existence of the guarantee by American International Industries, Inc. of $4 million on our sales price.

     Total Operating Expenses. Total operating expenses decreased $9,983,255, or 46.8% to $11,352,481in 2003 from $21,335,736 in 2002. As a percent of net revenue, such expenses decreased to 140.8% in 2003 from 184.7% in 2002. Such expense fluctuations, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

     Other Income (Loss). Total Other Expense increased $237,384, or 16.3% to $1,695,667 in 2003 from $1,458,283 in 2002 primarily due to the following:


     In 2003, the Company's equity in earnings (losses) from limited partnerships was $194,444 compared to $(103,874) in 2002. In 2003, the limited partnerships (in which the Company had a 10% equity interest) were profitable, in contrast to 2002 when losses were incurred, resulting primarily from the centers' adoption of the Company's policies and procedures surrounding contractual allowances, provision for doubtful accounts and inventory valuation. Additionally, the Company recorded a loss of approximately $40,000 for its 10% interest in Physicians Endoscopy Center, which was a start up center and began operations in December 2002.

     Interest expense increased $563,255, or 41.4% to $1,922,315 in 2003 from $1,359,060 in 2002 due to additional borrowings to complete an acquisition, to attempt to acquire Aspen Healthcare, and to finance the Company's working capital needs during 2003.


     Minority Interest in Earnings (Losses) of Partnerships. In 2003, no credit for minority interest in losses of partnerships was recorded because cumulative losses exceeded the limited partners' minority interest in equity capital of the partnerships. In 2002, $782,386 was recorded due to significant losses incurred by the partnerships (whose financial results are consolidated with the Company's), resulting primarily from the partnerships' adoption of the Company's policies and procedures surrounding contractual allowances, provision for doubtful accounts and inventory valuation.


     Federal Income Tax. In 2003, the Company recorded a tax benefit of $173,407, or 3.5% of its pre-tax loss of $4,983,624. In 2002, the Company recorded a tax benefit of $1,609,576, or 15.4% of its pre-tax loss of $10,459,194. In both years, the percentage is less than the normally expected rate due to valuation allowances against the Company's deferred tax assets.


     Net Loss. Due to the factors discussed above, the Company's net loss in 2003 decreased to a loss of $4,810,217 compared to a net loss of $8,849,618 in 2002.



LIQUIDITY and CAPITAL RESOURCES

     Net cash used in operating activities was $1,743,143 in 2003 compared to $462,422 in 2002. The primary reason for usage of cash is due to continued operating losses in both years.

     Net cash provided by investing activities was $492,038 in 2003 compared to net cash used in investing activities of $1,667,443 in 2002. In 2003, the Company sold its ownership interest in Physicians Endoscopy Center for $425,000 cash and sold a note receivable for $160,000. In 2002, the increased use of cash was primarily for the investment in Tuscarawas Ambulatory Surgery Center ($426,859) and Aspen Healthcare ($1.1 million).

     Net cash provided by financing activities decreased to $1,130,331 in 2003 from $2,315,918 in 2002. In 2003, cash raised through the sale of common stock, the exercise of warrants and additional loans was predominantly used to pay down debt and for working capital purposes. In 2002, the Company used portions of the cash raised through debt and issuance of common stock to fund acquisitions and other capital expenditures.

     As of December 31, 2003, the Company had cash and cash equivalents of $141,553 and negative working capital of $10,498,027. SurgiCare has a total of $6,928,542 in long-term debt and an additional $1,331,475 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation and DVI Financial Services, Inc. ("DVI"). On August 25,2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws. The Company is currently pursuing a buyout of their debt with DVI (through its bankruptcy trustee) and certain other debt holders.

     The Company has financed its working capital needs primarily though the issuance of equity, secured and/or convertible debt. See CHANGE OF CONTROLS under Item 14 - Controls & Procedures. As of December 31, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in the future, due to its debt load, it is not able to fund its current operations solely from its cash flow.

     On March 6, 2003, the Company received a $1.2 million investment from existing physician shareholders, local physicians, and select individuals. The investment was made via a private placement, under which 3,418,544 shares of the company's common stock were issued. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $0.35. The proceeds of the financing are being used for working capital purposes.

     In November 2003, SurgiCare completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes bearing interest at 10% per annum. The notes are convertible into shares of Company common, at any time, at the option of the note holder. The conversion price for the notes will be equal to (a) $.35 per share, if the note is converted on or prior to January 31, 2004, or (b) if the note is converted after January 31, 2004, the lower of (i) $0.25 or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date. Based on the relative fair value of the beneficial conversion feature of the notes, a charge of $123,566 was recorded to interest expense. The note holders also received a five-year warrant to purchase shares of Company common stock. The number of shares of common stock that may be purchased upon the exercise of the warrant will be equal to 25% of the number of shares of common stock into which the note is convertible. The warrant may be exercised at an exercise price of $0.35 per share, and may be exercised on a cashless basis at the option of the holder. Based on the relative fair value of the warrants, a discount of $76,834 was recorded and is being amortized to interest expense over the one-year term of the notes. The promissory notes will mature on October 31, 2004.

     The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Item 1 - DESCRIPTON OF THE BUSINESS under the caption "THE COMPANY" for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

ITEM 7. FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                               Page Number


Independent Auditors' Reports                                       28

Consolidated Balance Sheets                                         30

Consolidated Statements of Operations                               32

Consolidated Statements of Shareholders' Equity                     34

Consolidated Statements of Cash Flows                               35

Notes to Consolidated Financial Statements                          37

                          Independent Auditors' Report


The Board of Directors
SurgiCare, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of SurgiCare, Inc. and Subsidiaries as of December 31, 2003 and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurgiCare, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that SurgiCare, Inc. and Subsidiaries will continue as a going concern. As described more fully in Note 2, the Company has incurred operating losses, cash deficits from operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The consolidated financial statements do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Mann, Frankfort, Stein & Lipp CPAs, LLP
Houston, Texas
March 18, 2004

                          Independent Auditors' Report


The Board of Directors
SurgiCare, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of SurgiCare, Inc. and Subsidiaries as of December 31, 2002 and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SurgiCare, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that SurgiCare, Inc. and Subsidiaries will continue as a going concern. As described more fully in Note 2, the Company has incurred operating losses, cash deficits from operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The consolidated financial statements do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 19, 2003

                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                              ------------------------
                                                     2003        2002
                                              ------------------------

ASSETS
Current Assets
 Cash and cash equivalents                       $141,553    $262,327
 Accounts Receivable:
   Trade (less allowance for contractual
    adjustments and doubtful accounts of
    $3,768,846 and $6,496,000 at December 31,
    2003 and 2002, respectively)                1,309,682   1,324,944
   Other                                           59,909     398,834
 Note receivable                                              223,178
 Income tax receivable                            159,846
 Inventory                                        338,470     397,772
 Prepaid expenses                                 133,293      69,380
 Other current assets                              23,027      76,313
                                              ------------ -----------

Total Current Assets                            2,165,780   2,752,748
                                              ------------ -----------

Property and Equipment
 Office furniture and equipment                   399,912     378,901
 Medical and surgical equipment                 3,748,559   3,576,721
 Leasehold improvements                           946,890     941,440
 Computer equipment and software                  382,263     377,495
 Transportation equipment                          19,015      19,015
                                              ------------ -----------

                                                5,496,639   5,293,572
 Less:  Accumulated depreciation and
  amortization                                  3,237,657   2,468,662
                                              ------------ -----------

                                                2,258,982   2,824,910

Goodwill                                        8,105,735   8,045,735

Real Estate                                     4,000,000   4,579,385

Investment in Limited Partnerships                381,434     306,654

Advances to Limited Partners                      440,423     403,748

Loan Fees (net of amortization of $198,249 and
 $108,321 in 2003 and 2002, respectively)         103,788     193,716
                                              ------------ -----------




                                              $17,456,142 $19,106,896
                                              =========== ============
                                       30

                                 SURGICARE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                 December 31,
                                         -----------------------------
                                                  2003           2002
                                         -------------- --------------

LIABILITIES

Current Liabilities
 Accounts payable                           $2,864,199      2,362,378
 Accrued expenses                            1,274,340        472,645
 Lines of credit                             1,331,475      1,665,657
 Current maturities of long-term debt        6,928,542      6,295,389
 Current portion of capital leases             265,251        313,725
 Payable to a related party                                   116,909
                                         -------------- --------------

Total Current Liabilities                   12,663,807     11,226,703

Long-Term Capital Lease Obligations            103,341

Long-Term Debt                                                454,328

Minority Interest in Partnerships
                                         -------------- --------------

                                            12,767,148     11,681,031

SHAREHOLDERS' EQUITY

Preferred Stock, Series A, par value
 $.001, 1,650,000 authorized; 1,137,700
 and 1,225,100 issued and outstanding at
 December 31, 2003 and 2002;
 respectively; redemption and liquidation
 value $5,688,500 and $6,125,500,
 respectively                                    1,138          1,225

Preferred Stock, Series AA, par value
 $.001, 1,200,000 authorized; 900,000
 issued and outstanding at December 31,
 2003 and 2002                                     900            900

Common Stock, par value $.005, 50,000,000
 shares authorized; 27,082,843 issued and
 26,991,443 outstanding at December 31,
 2003; 21,327,131 issued and 21,252,131
 outstanding at December 31, 2002              135,414        106,635

Additional Paid-In Capital                  17,116,523     15,065,801

Retained Earnings (Deficit)                (12,518,413)    (7,708,196)

Less: Treasury Stock - at cost, 91,400
 and 75,000 shares at December 31, 2003
 and 2002, respectively                        (38,318)       (32,250)

Less: Shareholder receivables                   (8,250)        (8,250)
                                         -------------- --------------

                                             4,688,994      7,425,865
                                         -------------- --------------

                                          $ 17,456,142   $ 19,106,896
                                         ============== ==============

                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Year Ended
                                                    December 31,
                                              ------------------------
                                                    2003         2002
                                              ----------- ------------

Revenues:
 Surgical, net                                $7,772,955  $11,164,043
 Management fees                                 291,568      388,396
                                              ----------- ------------

                                               8,064,523   11,552,439
                                              ----------- ------------

Direct Cost of Revenues:
 Surgical costs                                1,629,661    2,714,809
 Clinical salaries and benefits                1,928,822    1,702,718
 Other                                           970,161      960,671
                                              ----------- ------------

                                               4,528,644    5,378,198
                                              ----------- ------------

General and Administrative Expenses:
 Salaries and benefits                         1,576,831    1,604,562
 Management and affiliation fees                 110,829      130,979
 Rent                                            931,425      741,124
 Depreciation                                    768,996      671,880
 Amortization                                     89,928       73,851
 Professional fees                             1,097,264    2,223,374
 Provision for doubtful accounts                 289,823    5,753,734
 Other                                         1,235,096    1,108,569
                                              ----------- ------------

                                               6,100,192   12,308,073
                                              ----------- ------------
Other Operating Expenses:
 Loss on sale of assets                          463,346        2,149
 Loss (gain) on sale of partnership interests   (319,086)     169,934
 Loss on terminated acquisition                             1,977,382
 Impairment on investment in land                579,385    1,500,000
                                              ----------- ------------

                                                 723,645    3,649,465
                                              ----------- ------------

            Total Operating Expenses          11,352,481   21,335,736
                                              ----------- ------------

Operating Loss                                (3,287,958)  (9,783,297)
                                              ----------- ------------

Other Income (Expense)
 Miscellaneous income                             32,205        4,651
 Equity in earnings (loss) of limited
  partnerships                                   194,444     (103,874)
 Interest expense                             (1,922,315)  (1,359,060)
                                              ----------- ------------

                                              (1,695,667)  (1,458,283)
                                              ----------- ------------

                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                               For the Year Ended
                                                  December 31,
                                          ----------------------------
                                                  2003           2002
                                          ------------- --------------

Loss Before Minority Interest and Federal
Income Tax Benefit                          (4,983,624)   (11,241,580)

Minority Interest in Loss of Partnerships                     782,386
                                          ------------- --------------

Loss Before Federal Income Tax Benefit      (4,983,624)   (10,459,194)
                                          ------------- --------------

Federal Income Tax Benefit
 Current                                      (173,407)      (224,576)
 Deferred                                                  (1,385,000)
                                          ------------- --------------

                                              (173,407)    (1,609,576)
                                          ------------- --------------

Net Loss                                   $(4,810,217)   $(8,849,618)
                                          ============= ==============


Net Loss Per Share - Basic                       $(.19)         $(.56)
                                          ============= ==============

Net Loss Per Share - Diluted                     $(.19)         $(.56)
                                          ============= ==============

Weighted Average Common Shares Outstanding
Basic                                       24,754,050     15,831,748
                                          ============= ==============
Diluted                                     24,754,050     15,831,748
                                          ============= ==============

                                 SURGICARE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002


                              $.001 Series A     $.001 Series AA  $.005 Par Value
                              Preferred Stock    Preferred Stock    Common Stock Additional          Retained
                            ------------------ ------------------ --------------- Paid-In  Treasury  Earnings  Shareholder Total
                              Shares   Amount    Shares   Amount  Shares  Amount  Capital   Stock    (Deficit) Receivables Equity
                            --------  --------  ------- --------  ------ -------- -------- --------- --------- ----------  ------

Balance - January 1, 2002   1,316,100 $ 1,316                   14,089,320 $70,446 $4,991,301       $1,141,422  $(8,250) $6,196,235

Issuance of preferred stock
 for land                                      1,200,000  $1,200                   5,998,800                              6,000,000

Sale of common stock                                             3,039,024 15,195  1,955,805                              1,971,000

Conversion of preferred stock (91,000)    (91)  (300,000)   (300)3,749,537 18,748    (18,357)

Exercise of warrants                                               125,000    625     11,875                                 12,500

Issuances of stock for
 consulting services                                               136,250    681    220,360                                221,041

Issuances of stock and
 warrants for acquisitions                                         188,000    940    770,313                                771,253

Issuances of warrants                                                                923,114                                923,114

Beneficial conversion feature
 of debt                                                                             212,590                                212,590

Purchase of treasury stock                                                                  $(32,250)                       (32,250)

Net loss                                                                                             (8,849,618)         (8,849,618)
                          ---------  ----- -------   ----  --------- ---------  ---------  --------    --------- ----------  ------

Balance - December
 31, 2002                 1,225,100 $1,225 900,000  $ 900 21,327,131 $106,635 $15,065,801 $(32,250) $(7,708,196) $(8,250) $7,425,865
                          ---------  ----- -------   ----  --------- ---------  ---------  --------    --------- ----------  ------

Sale of common stock                                       3,418,544   17,093     885,992                                   903,085

Warrants issued in connection
 with sale of common stock                                                        236,811                                   236,811

Warrants issued in connection
 with debt                                                                         76,834                                    76,834

Beneficial conversion feature
 of debt                                                                          123,566                                   123,566

Exercise of warrants                                       1,384,990    6,925     299,723                                   306,648

Issuances of stock for
 consulting services                                         952,178    4,761     427,796                                   432,557

Redemption of preferred
 stock                      (87,400)   (87)                                                                                     (87)

Purchase of treasury stock                                                                  (6,068)                          (6,068)

Net loss                                                                                             (4,810,217          (4,810,217)
                          ---------  ----- -------  ----  --------- -------- ----------  --------    --------- ----------  --------
Balance - December 31,
 2003                    1,137,700  $1,138 900,000  $900 27,082,843 $135,414 $17,116,523 $(38,318) $(12,518,413)$(8,250) $4,688,994
                          =========  ===== =======  ==== =========== ======== =========  =========   ========== ========  =========

                                       34
                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Year Ended
                                                  December 31,
                                           ---------------------------
                                                   2003          2002
                                           ------------- -------------

Cash Flows From Operating Activities
 Net loss                                   $(4,810,217)  $(8,849,618)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
     Equity in (earnings) loss of limited
      partnerships                             (194,444)      103,874
     Minority interest in loss of
      partnerships                                           (782,386)
     Depreciation and amortization              858,924       745,731
     Amortization of debt discount               95,134
     Interest expense recognized on
      beneficial conversion features
      on notes payable                          123,566
     Provision for doubtful accounts            289,823     5,753,734
     Deferred federal income tax (benefit)                 (1,385,000)
     Loss (gain) on sale of interest in
      limited partnerships                     (319,086)      169,934
     Loss on sale of assets                     463,346         2,118
     Loss on terminated acquisition                         1,977,382
     Impairment on investment in land           579,385     1,500,000
     Other                                         (256)
     Change in:
       Accounts receivable                     (335,636)   (1,166,934)
       Income tax receivable                   (159,846)
       Inventory                                 59,302       230,804
       Prepaid expenses                         (63,913)      113,350
       Other current assets                      16,612      (163,170)
       Loan fees                                             (139,537)
       Accounts payable                         852,468     1,555,074
       Federal income tax payable                            (224,576)
       Accrued expenses                         801,695        96,767
                                           ------------- -------------

Net Cash Used in Operating Activities        (1,743,143)     (462,422)
                                           ------------- -------------

Cash Flows From Investing Activities
 Purchase of Tuscarawas                                      (426,859)
 Capital expenditures                           (46,712)     (226,203)
 Distributions from partnerships                 13,750        81,000
 Investment in limited partnerships                           (14,865)
 Sale of note receivable                        160,000
 Proceeds from sale of interest in limited
  partnership                                   425,000
 Buyout of limited partners                     (60,000)
 Proceeds from sale of assets                                  19,484
 Investment in terminated acquisition                      (1,100,000)
                                           ------------- -------------

Net Cash Provided by (Used in) Investing
 Activities                                     492,038    (1,667,443)
                                           ------------- -------------

Cash Flows From Financing Activities
 Borrowings on lines of credit                3,789,996     8,569,165
 Payments on lines of credit                 (4,124,178)   (9,044,054)
 Proceeds from debt                             883,166     3,867,689
 Payments on debt                              (751,975)   (2,527,036)
 Principal payments on capital lease           (101,489)     (113,991)

                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                For the Year Ended
                                                   December 31,
                                            --------------------------
                                                   2003          2002
                                            ------------ -------------
Cash Flows From Financing Activities
 (continued)
 Distributions to limited partners                           (536,946)
 Issuance of warrants with debt                  76,834       149,841
 Purchase of treasury stock                      (6,068)      (32,250)
 Exercise of warrants                           294,148        12,500
 Proceeds from issuance of common stock with
  warrants                                    1,069,897     1,971,000
                                            ------------ -------------

Net Cash Provided by Financing Activities     1,130,331     2,315,918
                                            ------------ -------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                   (120,774)      186,053

Cash and Cash Equivalents - Beginning of
 Period                                         262,327        76,274
                                            ------------ -------------

Cash and Cash Equivalents - End of Period     $ 141,553     $ 262,327
                                            ============ =============

Supplemental Disclosures of Cash Flow
 Information

Cash paid during the year for:

Interest                                      $ 784,503   $ 1,205,353
                                            ============ =============

Supplemental Schedule of Non-Cash Investing and Financing Activities

Purchase of land with preferred stock                     $ 6,000,000
                                                         =============

Issuance of shares for investment                            $ 74,750
                                                         =============
 Issuance of shares and warrants in payment
  of debt                                      $ 47,500
                                            ============
 Issuance of shares in payment of accounts
  payable                                     $ 467,556     $ 404,314
                                            ============ =============
 Beneficial conversion feature of
  convertible notes                           $ 123,566     $ 212,590
                                            ============ =============

Equipment acquired with capital lease
 obligation                                   $ 156,356      $ 67,032
                                            ============ =============

                                       36
                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


   Note 1 - Organization and Accounting Policies

   SurgiCare, Inc. and Subsidiaries (the Company) maintains their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

   Description of Business

   Bellaire SurgiCare, Inc. ("Bellaire") was formed in January 1995 as a Texas corporation to operate an ambulatory surgery center ("ASC") in Houston, Texas. Effective July 1, 1999, Bellaire acquired SurgiCare, Inc. (formerly Technical Coatings, Inc.) in a reverse acquisition. Bellaire SurgiCare, Inc. is now a wholly-owned subsidiary of SurgiCare, Inc.

   In September 2000, Town & Country SurgiCare, Inc. ("Town & Country") was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Town & Country is a 60% general partner in SurgiCare Memorial Village, L.P., which operates an ASC in Houston, Texas. During 2002, Town & Country acquired a 10% general partner interest in Physicians Endoscopy Center, Ltd., L.L.P. ("Physicians Endoscopy"), which operates an ASC in Houston, Texas. During 2003, Town & Country sold its interest in Physicians Endoscopy. See Note 3.

   In October 2000, Baytown SurgiCare, Inc. ("Baytown") was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Baytown is a 10% general partner of San Jacinto Surgery Center, Ltd ("San Jacinto"), which operates an ASC in Baytown, Texas.

   In May 2001, Southeast SurgiCare, Inc. was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Southeast SurgiCare, Inc. is a 20% general partner of Bayside Surgical Partners, L.P. (Bayside), which operates an ASC in Pasadena, Texas. During 2002, Southeast SurgiCare, Inc. sold their 20% interest in Bayside. See Note 3.

   On May 31, 2002, SurgiCare, Inc. acquired a 51% ownership in Tuscarawas Ambulatory Surgery Center, LLC (Tuscarawas), an Ohio limited liability company, which operates an ASC in Dover, Ohio. See Note 3.

   Principles of Consolidation

   These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bellaire SurgiCare, Inc., Southeast SurgiCare, Inc., Town & Country SurgiCare, Inc., Baytown SurgiCare, Inc. and Tuscarawas Ambulatory Surgery Center, LLC (51% owned). All material intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

   The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

   Revenue Recognition

   Surgical revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Such revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center's collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers.

   Net surgical revenue is comprised of the following components:

                                                    2003          2002
                                            ------------ -------------
   Gross surgical revenue                  $ 25,108,526  $ 35,759,108
   Contractual adjustments                  (17,335,571)  (24,595,065)
                                           ------------- -------------

   Net surgical revenue                    $  7,772,955  $ 11,164,043
                                           ============= =============

   Management fees are based on a percentage of customers' collected revenues and are recognized during the period which services were performed.


   Inventory

   Inventory consists of medical and pharmaceutical supplies, which are stated at the lower of cost or market. Cost is determined under the first-in, first-out method.

   Property and Equipment

   Property and equipment are presented at cost. Depreciation and amortization are computed at rates considered sufficient to amortize the cost of the assets, using the straight-line method over their estimated useful lives as follows:

                  Office furniture and equipment               7  years
                  Medical and surgical equipment               5  years
                  Leasehold improvements                 Remaining life of lease
                  Computer equipment and software              5  years
                  Transportation equipment                     5  years

   Investment in Limited Partnerships

   The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

   These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, SurgiCare could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision- making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, SurgiCare recorded them as investments in limited partnerships.


   As of December 31, 2003 and 2002, the Company has a 10% general partnership interest in San Jacinto Surgery Center, Ltd., a Texas limited partnership. As of December 31, 2003, the difference in the carrying amount of the investment and the underlying equity in net assets of San Jacinto was approximately $237,000. This amount is considered goodwill and is not being amortized. As of December 31, 2003, there is no impairment to this goodwill. As of December 31, 2003, San Jacinto had a $1,000,000 draw note payable to a bank with an outstanding balance of $457,054, which is guaranteed by the Company. The note bears interest at the prime rate plus 1% (4% as of December 31, 2003) and is secured by the accounts receivable of San Jacinto.

   As of December 31, 2002, the Company had a 10% general partnership interest in Physicians Endoscopy Center, Ltd., L.L.P., a Texas limited partnership. As described in Note 3, the Company sold its 10% interest during 2003.

   Segments of an Enterprise and Related Information

   The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As substantially all of the Company's revenues, loss from operations and identifiable assets are from the ambulatory surgical segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

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

   Under SFAS No. 142, goodwill is required to be tested annually and more frequently if an event occurs which indicates the goodwill may be impaired. Upon adoption of SFAS 142, as well as December 31, 2003 and 2002, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed.

   Real Estate

   Real estate is presented at the lower of cost or current market value based on a current appraisal.

   Loan Fees

   Fees paid in connection with obtaining debt financing are being amortized over the terms of the loans.

   Income Taxes

   Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such asset will not be realizable.

   Stock-Based Compensation

   SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

   The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock

   Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

   The fair value of options is calculated using the Black-Scholes option-pricing model. Had the Company adopted the fair value method of accounting for stock based compensation, compensation expense would have been higher, and net loss and net loss attributable to common shareholders would have increased for the periods presented. No change in cash flows would occur. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                  2003           2002
                                         -------------- --------------

Net loss - as reported                    $ (4,810,217)  $ (8,849,618)
                                         -------------- --------------
Deduct:  Total stock-based employee
 compensation (expense determined under
 the fair value based method for all
 awards), net of tax effect                   (210,900)      (742,034)
                                         -------------- --------------
Net loss - pro forma                      $ (5,021,117)  $ (9,591,652)
                                         ============== ==============

Net Loss per share:

     Basic - as reported                        $ (.19)        $ (.56)
                                         ============== ==============

     Basic - pro forma                          $ (.20)        $ (.61)
                                         ============== ==============

     Diluted - as reported                      $ (.19)        $ (.56)
                                         ============== ==============

     Diluted - pro forma                        $ (.20)        $ (.61)
                                         ============== ==============

   No options were granted to employees during 2003. The weighted average fair value of options granted as employee compensation during 2002 was $0.18. The fair values were determined using the Black-Scholes option pricing model with the following weighted average assumptions, and a forfeiture rate that is assumed to be negligible.

                                                                 2002
                                               -----------------------

Risk-free interest rate                                          3.00%

Expected life                                               3.14 years

Expected dividends                                                None

Expected volatility                                                57%


   New Accounting Pronouncements

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003, and the adoption did not have a material impact on our consolidated financial statements.

   Advertising

   The Company's policy is to expense advertising costs as incurred, which amounted to $80,366 and $248,386 for the years ended December 31, 2003 and 2002, respectively.

   Reclassifications

   Certain reclassifications have been made in the 2002 financial statements to conform to the reporting format in 2003. Such reclassifications had no effect on previously reported earnings.

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

   Note 2 - Going Concern

   The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial operating losses during 2003. In addition, the Company has used substantial amounts of working capital in their operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

   The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt. As of December 31, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in the future, due to its debt load, it is not able to fund its current operations solely from its cash flow. As such, additional sales of debt and/or equity securities will be required to continue operations.

         The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 19 - Subsequent Events for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.


   Note 3 - Acquisitions / Dispositions

   On May 31, 2002, the Company acquired a 51% interest in Tuscarawas for an aggregate of $725,000 in cash and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 31, 2007. The warrants were valued at $590,000. The Company has also entered into a Management Agreement with Tuscarawas to act as exclusive manager of the center in exchange for 5% of the center's net monthly collected revenue.

   In June 2003, the Company sold its 10% interest in Physician's Endoscopy Center, Ltd for $425,000 and recognized a gain on the sale of $319,086. As part of the sale agreement, the Company was released of any liability of the center and removed as a guarantor on the center's bank note payable.

   In 2002, under the Company's previous management, the Company acquired five tracts of land. Management's purpose for acquiring the land was for the future development of additional surgery centers for the Company. Management obtained an appraisal from Associated National Appraisal Services, Inc. in January 2002, to determine the fair market value of the transaction to purchase the land. The land was acquired from Texas Real Estate Enterprises, Inc. and Midcity Houston Properties, Inc. The Company has no relationship with either of these entities, other than the purchase of this land.

The Company entered into a resale guarantee agreement with American International Industries, Inc., as a part of the agreement of December 11, 2002, (See Note 14 - Preferred Stock). The guarantee provides the Company with a land resale guarantee if, by June 1, 2006, the Company is unable to sell any or all of the tracts of land for net sales proceeds of less than $4,000,000. If the proceeds are less than $4,000,000, American International Industries, Inc. agrees to compensate the Company in an amount equal to the difference between $4,000,000 and the net sales proceeds received by the Company from the sale of any of the land prior to June 1, 2006. American International Industries, Inc. shall have the option to make such payment in the form of shares of the Company's common stock valued at $0.41 per share or cash. In the event that American International Industries, Inc. does not own any of the Company's common stock on that date, it agrees to pay such difference in cash. Other than this guarantee and its ownership of certain shares of the Company's common and Series AA Preferred stock, American International Industries, Inc. has no relationship with the Company.

The land was re-appraised in November 2002 in connection with a refinancing and at the request of a lender. The Company's new management determined that the development of surgery centers on these locations was not in the best interest of the Company. The new management determined that the Company would be better served by selling the land and using the proceeds to help fund the operations of the Company.

The Company incurred an impairment of its investment in land of $1,500,000 during the third quarter of 2002 to reflect the investment's estimated valuation at that time. In September 2003, the Company recorded additional impairment on its investment in land amounting to $579,385. Such impairment was based on the information gathered during the marketing of the land holdings. This information indicated that SurgiCare would not receive in excess of the land resale guarantee from American International Industries, Inc., and thus the value was written down to the resale guarantee amount of $4 million. The Company is continuing to market the tracts of land for sale and is protected by a guarantee by American International Industries, Inc. of a $4 million resale price and does not believe it will generate sales prices greater than the guarantee in the next year or two. We valued the land at $4 million because of the existence of the guarantee by American International Industries, Inc. of $4 million on our sales price.


Note 4 - Certain Transactions

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


Note 5 - Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist of loan fees, net of accumulated amortization of $198,249 and $108,321 at December 31, 2003 and 2002, respectively. The loan fees are amortized on a straight-line basis over the loan terms. Amortization expense recorded for the years ended December 31, 2003 and 2002 was $89,928 and $73,851, respectively. Estimated future amortization expense is as follows:

       Year Ending December 31,
       -------------------------------

                 2004                                   $      38,443
                 2005                                          38,443
                 2006                                          18,746
                 2007                                           8,156
                                                        --------------
                                                        $     103,788
                                                        ==============

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

                                               For the Year Ended
                                                  December 31,
                                           ---------------------------
                                                   2003          2002
                                           ------------- -------------
Basic Loss Per Share:
Net Loss                                    $(4,810,217)  $(8,849,618)
Weighted average shares outstanding          24,754,050    15,831,748
Dilutive stock options and warrants             (A)           (A)
Conversion of preferred shares                  (B)           (B)
Conversion of debt                              (C)           (C)
Weighted average common shares outstanding
 for diluted net loss per share              24,754,050    15,831,748
Net loss per share - Basic                        $(.19)        $(.56)
                                           ============= =============
Net loss per share - Diluted                      $(.19)        $(.56)
                                           ============= =============


The following potentially dilutive securities are not included in the 2003 and 2002 calculation of common shares outstanding for diluted net earnings per share, because their effect would be anti-dilutive due to the net loss for the year:

(A) 9,654,297 and 8,897,020 options and warrants outstanding at December 31, 2003 and 2002,respectively.


(B) 900,000 shares of Series AA Preferred stock are convertible into $4,500,000 of common shares. 1,137,700 shares of Series A Preferred stock are convertible into 1,137,700 common shares.

(C) $1,000,000 of debentures are convertible into common stock at a price equal to $1.50 per share. $470,000 of notes are convertible into common stock at a price equal to $0.35 per share until January 31, 2004. If the notes are converted after January 31, 2004, the conversion price will be equal to the lower of $0.25 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date.


Note 7 - Lines-of-Credit

Lines-of-credit as of December 31 are as follows:
                                                       2003          2002
                                                   ------------  ------------

 $2,500,000 revolving lines-of-credit with
   a financial institution,  secured by
   accounts receivable, bearing interest at
   prime  (4.00% at December  31,  2003) plus
   2%,  interest  payable monthly, matured
   March 31, 2003                                 $ 1,284,577    $ 1,665,657
                                                   ------------  ------------

$150,000 revolving line-of-credit with a
   financial institution, secured by
   accounts receivable, bearing interest
   at prime (4.00% at December 31, 2003)
   plus 2%, interest payable monthly, due
   upon demand                                         43,711              -
                                                   ------------  ------------
Total                                             $ 1,331,475    $ 1,665,657
                                                   ============  ============

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2003 and 2002, is as follows:

                                                   2003          2002
                                           ------------- -------------

Note payable to a financial institution,
 secured by all assets of the Company, due
 in monthly installments of $81,068
 including interest at 10.75%, due April
 2006                                       $ 2,682,536   $ 2,845,407

Note payable to a financial institution,
 secured by all assets of the Company and
 400,000 shares of SurgiCare, Inc. common
 stock pledged by certain shareholders,
 $375,000 due February 2002, remaining
 principal refinanced, due in monthly
 installments of $11,060 including interest
 at 12%, due January 2006                       332,995       355,730

Notes payable to a financial institution,
 secured by inventory and equipment, due in
 monthly installments of $12,222 including
 interest at 11.5%, due November 2002           122,368       175,122
Notes payable to an private equity
 organization, unsecured, interest at
 8.00%, payable on demand                       490,000             -

   $470,000 convertible notes payable,
    bearing interest at 10%,
   maturing October 2004, net of discount
    for warrants (see below)                    407,136             -

Note payable to a financial institution,
 secured by an automobile, due in monthly
 installments of $550 including interest at
 7.99%, due November, 2004                        6,318        12,147

Note payable to a bank, secured by land,
 due in monthly installments of $29,740
 including interest at the prime rate
 (4.00% at December 31, 2003) plus 1.5%,
 due December, 2007                           1,240,651     1,500,000

Note payable to a shareholder, unsecured,
 interest at the prime rate (4.00% at
 December 31, 2003) plus 2% due March 2003        2,500        50,000

Note payable to a unrelated entity,
 unsecured, due in monthly payments of
 $4,303 including interest of 6%, due
 October, 2003                                   50,000        50,000

Note payable to a financial institution,
 secured by accounts receivable, inventory
 and equipment, due in monthly installments
 of $3,297 including interest of 15.9%, due
 December, 2003                                  24,649        32,966

$1,000,000 convertible debentures, bearing
 interest at 25%, maturing June, 2003         1,000,000       918,836

Note payable to a financial institution,
 secured by equipment, furniture and
 fixtures, due in monthly installments of
 $25,955 including interest of 10%, due
 July, 2005                                     562,445       706,463

Note payable to a bank, due on demand or in
 monthly installments of $6,944 plus
 interest at the prime rate (4.00% at
 December 31, 2003) plus 1%, due December,
 2003                                             6,944        83,334
                                           ------------- -------------

                                              6,928,542     6,749,717
Less: Current maturities                      6,928,542     6,295,389
                                           ------------- -------------

                                            $         -     $ 454,328
                                           ============= =============

Loan agreements relating to the majority of the Company's credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of December 31, 2003. Further, the Company is delinquent in payments on the majority of its outstanding debt. All notes and capital leases in default have been shown as current in these financial statements. On August 25, 2003 the Company's senior lender, DVI Business Credit Corp. (DVI) announced that it is seeking protection under Chapter 11 of the United States Bankruptcy laws. The Company is currently negotiating a buyout of its debt with DVI through the bankruptcy trustee and certain other debt holders.

The Company has financed its growth primarily though the issuance of equity, secured and/or convertible debt. As of December 31, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

In November 2003, SurgiCare completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes bearing interest at 10% per annum. The notes are convertible into shares of Company common, at any time, at the option of the note holder. The conversion price for the notes will be equal to (a) $.35 per share, if the note is converted on or prior to January 31, 2004, or (b) if the note is converted after January 31, 2004, the lower of (i) $0.25 or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date. Based on the relative fair value of the beneficial conversion feature of the notes, a charge of $123,566 was recorded to interest expense. The note holders also received a five-year warrant to purchase shares of Company common stock. The number of shares of common stock that may be purchased upon the exercise of the warrant will be equal to 25% of the number of shares of common stock into which the note is convertible. The warrant may be exercised at an exercise price of $0.35 per share, and may be exercised on a cashless basis at the option of the holder. Based on the relative fair value of the warrants, a discount of $76,834 was recorded and is being amortized to interest expense over the one-year term of the notes. The promissory notes will mature on October 31, 2004.

The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 19 - Subsequent Events for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.


Note 9 - Long-Term Capital Leases

The Company leases certain equipment from third parties. The leases expire through 2008. As of December 31, 2003, certain leases were in default and have been classified as current in these financial statements.

The following is a schedule of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2003:

                For the Year Ending
                    December 31,
               ---------------------

                        2004                                $ 302,826

                        2005                                   36,844

                        2006                                   18,422

                        2007                                   18,422

                        2008                                   12,281
                                                    ------------------

                       Total                                  425,638

Less: Amount representing interest                            (57,046)
                                                    ------------------

Present value of minimum lease payments                       368,592

Less: Current obligations                                     265,251
                                                    ------------------

Long-term obligations under capital lease                   $ 103,341
                                                    ==================


Property and equipment includes the following amounts for leases that have been capitalized:

Office furniture and equipment                   $             65,994
Medical and surgical equipment                                409,276
Computer equipment and software                               162,904
                                                 ---------------------
                                                              638,174
Less:  accumulated depreciation                               269,214
                                                 ---------------------

                                                 $            368,960
                                                 =====================

Depreciation for property and equipment under capital leases is included in depreciation expense.


Note 10 - Operating Leases

The Company leases its treatment facilities and corporate office space under operating leases that expire in various years through 2008. The leases provide for annual operating expense increases. The Company also leases medical equipment under an operating lease, which expires in 2006. Base rental payments under these lease agreements are as follows:

        For the Year Ending
            December 31,
     --------------------------

               2004                                         $ 718,030
               2005                                           701,482
               2006                                           507,869
               2007                                           400,505
               2008                                           267,003

                                                         -------------

                                                          $ 2,594,889
                                                         =============


Note 11 - Management Fees

The Company has contracted with affiliated outpatient surgical centers to manage the operation of the treatment facilities. Under the contracts, the Company receives fees ranging from 2.5% to 5% of revenues collected by the facilities under contract. The Company recorded the following fees during 2003 and 2002:

                                                     2003        2002
                                               ----------- -----------

SurgiCare Memorial Village, L.P.                 $ 57,223   $ 102,630
San Jacinto Surgery Center, Ltd.                  103,772     219,918
Bayside Surgical Partners, L.P.                         -      37,500
Physicians Endoscopy Center, L.P.                  76,967      28,348
Tuscarawas Ambulatory Surgery Center               53,606           -
                                               ----------- -----------

                                                $ 291,568   $ 388,396
                                               =========== ===========
The contract with Bayside was terminated in 2002 with the sale of the investment in Bayside. The contract with Physicians Endoscopy was terminated in June 2003 with the sale of the Company's investment in Physicians Endoscopy.


Note 12 - Related Party Transactions

As of December 31, 2003 and 2002, the Company had a non-interest-bearing receivable from a shareholder of $8,250 for the purchase of stock.

As of December 31, 2003, the Company had a receivable from San Jacinto of $13,364. As of December 31, 2002, the Company had a payable to San Jacinto of $126,086.

As of December 31, 2002, the Company had a receivable from Physicians' Endoscopy of $9,177.

Bellaire leases space for its offices in a medical office building owned by a partnership in which Dr. Mineo, a director and shareholder, has a 25% interest. The lease expired in 2003 and is now month-to-month. During 2003 and 2002, Bellaire paid approximately $179,000 and $195,000 as rent to the partnership.

A group of doctors who own 35% of Tuscarawas also have an ownership interest in Oxford Capital Enterprises Two, which owns the medical building where the center is located. The lease expires in 2008. During 2003 and 2002, Tuscarawas paid approximately $401,000 and $234,000 as rent to Oxford Capital Enterprises Two.

The Company entered into a resale guarantee agreement with American International Industries, Inc., which also owns shares of the Company's common and Series AA Preferred stock. See Note 3 - Acquisitions / Dispositions and Note 14 - Preferred Stock for further discussion.


Note 13 - Income Taxes

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31, 2003 and 2002, is as follows:
                                                    2003         2002
                                             ------------ ------------
Federal income tax benefit at statutory rate $(1,635,474) $(3,474,002)
Increase in valuation allowance and estimates  1,808,881    1,864,426
                                             ------------ ------------
                                             $  (173,407) $(1,609,576)
                                             ============ ============

Components of deferred taxes as of December 31, 2003 and 2002, were as follows:

                                                     2003        2002
                                               ----------- -----------
Deferred tax liabilities:
Accrual to cash conversion                     $        -  $ (595,000)

Goodwill                                         (150,000)   (595,000)
                                               ----------- -----------
     Total deferred tax liabilities              (150,000)   (595,000)
Deferred tax assets:
Net operating loss                              4,950,000   3,274,000
Contractual and bad debt allowance              1,281,000   2,209,000
                                               ----------- -----------
     Total deferred tax assets                  6,231,000   5,483,000
         Net deferred tax asset                 6,081,000   4,888,000
Valuation allowance                            (6,081,000) (4,888,000)
                                               ----------- -----------
         Net deferred taxes                    $       -   $        -
                                               =========== ===========

The Company has a net operating loss carry forward of approximately $14.5 million, which will begin to expire in 2021. The valuation allowance increased $1,193,000 and $4,888,000 in 2003 and 2002, respectively.

Note 14 - Preferred Stock

The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share. The stock also has a liquidation preference of $5 per share. Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held. The Series A preferred stock was converted on January 29, 2004. See Note 19 - Subsequent Events.

In 2002, the Company issued 1,200,000 shares of Series AA Preferred Stock to fund the acquisition of land (see Note 3). Under the original terms, 25% of the preferred shares were convertible each year into common stock on a one-to-one basis beginning June 1, 2003. If the common stock was trading at less than $5 per share, the difference between the redemption value ($5) and the market value was to be paid in cash or in Class B shares. The number of Class B shares issued would be the amount of cash due divided by the average stock price over the previous five trading days. Class B shares required redemption at $5 per share plus 16% interest, payable quarterly on the first anniversary of their issuance. The Company also had the option to redeem the preferred stock for $5 per share at any time.

In an agreement dated December 11, 2002, the terms of the Series AA Preferred Stock were modified as follows: 300,000 shares converted immediately to 3,658,537 shares of common stock. On June 1, 2004, June 1, 2005 and June 1, 2006, 300,000 shares convert to a number of common shares equivalent to $1,500,000 divided by the average closing price over the previous 20 trading days. The Company has the option to redeem the Series AA Preferred shares on the above dates for $5 per share. Holders of Series AA Preferred Stock are entitled to one vote for each share of Series AA Preferred Stock held at all shareholders meetings for all purposes.

The Company negotiated a modification to the original terms of the Series AA Preferred Stock for several reasons, including: a) Management determined that it was unlikely that the Company's common share price would be greater than $5 within the next few years and the Company would not have the cash to redeem the shares, thus requiring the Company to issue Class B shares, which carried the same redemption plus a 16% interest rate; b) It was in the best interest of the Company to obtain the land resale guarantee, obtain the refinancing of the land debt and to obtain an additional equity investment of $1million at the time the terms were renegotiated; c) It allowed the Company to redeem the Series AA Preferred Stock with common shares regardless of the price of the common shares and maintain a floor of $0.41 per share for conversion.

The Company has authorized 20 million shares of total Preferred stock, including those authorized for Series A, Series AA and any future series of Preferred stock. The accompanying balance sheets reflect the shares allocated to such series.

Note 15 - Warrants and Options

Transactions with Other Than Employees

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued.

During 2003, the Company issued warrants as follows:

 Number of Shares      Exercise
                        Price           Expiration      In connection
                                                             with
------------------ ---------------- ------------------- --------------

          526,531            $ .35  January 31,2008      Consulting
           80,000              .45  January 31, 2008     Private Placement
        1,629,272              .35  February 29,2004     Private Placement
          335,713              .35  September 30, 2008   Debt
------------------

        2,571,516
==================


During 2002, the Company issued warrants as follows:

 Number of Shares      Exercise
                        Price           Expiration      In connection
                                                             with
------------------ ---------------- ------------------- --------------

          235,849           $ 2.12  July 15, 2005        Debt
          200,000              .01  June 1, 2007         Acquisition
           50,000             1.00  March 1, 2005        Consulting
          336,786              .32  September 15, 2007   Acquisition
          526,531              .35  November 12, 2007    Consulting
------------------

        1,349,166
==================

Information with respect to warrants for December 31, 2003 and 2002, is as follows:

                                                                                       2003                        2002
                                                                ---------------------------- ---------------------------
                                                                                Price Per                   Price Per
                                                                  Warrants        Share        Warrants       Share
                                                                ------------- -------------- ------------ --------------

Outstanding on January 1,                                          1,549,166   $ .32 - 3.00      325,000   $ .10 - 3.00

Issued                                                             2,571,516      .35 - .45    1,349,166     .01 - 2.95

Exercised                                                         (1,384,990)     .01 - .25     (125,000)           .10
                                                                -------------                ------------

Outstanding on December 31                                         2,735,692   $ .01 - 3.00    1,549,166   $ .32 - 3.00
                                                                =============                ============

Weighted average exercise price                                        $ .70                       $ .93
                                                                =============                ============

Weighted average fair value of warrants granted during the year
                                                                       $ .12                       $ .85
                                                                =============                ============

Weighted average remaining life of warrants at December 31
                                                                1.51 years                   4.26 years
                                                                =============                ============

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following weighted average assumptions:


                                                2002             2001
                        ----------------------------------------------
Risk-free interest rate                         3.00%            3.01%
Expected life                               1.9 years        2.7 years
Expected dividends                               None             None
Expected volatility                               55%              74%

Transactions with Employees
---------------------------

The Company accounts for its employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant.

In October 2001, the Company established a stock option plan which authorized 1,400,000 shares of common stock to be made available through an incentive program for employees. The options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. The options have a ten-year term. No options were granted under this plan in 2003. There were 81,955 granted under this plan in 2002.

During 2002, the Company granted options to an employee to purchase 175,000 shares of common stock with an exercise price of $2.00 and a term of 5 years. The options are fully vested.

During 2002, the Company also granted options to executives to purchase 6,489,232 shares of common stock with an exercise price of $.32 and a term of 10 years. One fourth of these options vested immediately upon grant, with the remainder vesting over 3 years.

On October 5, 2001, the Company granted options to purchase 860,000 shares of common stock to employees. The options vest over various periods, have an exercise price of $1.90 and a term of 10 years.



Information with respect to employee stock options for December 31, 2003 and 2002, is as follows:

                                                                            2003                        2002
                                                                 --------------------------- ---------------------------
                                                                                Price Per                   Price Per
                                                                   Options        Share        Options        Share
                                                                 ------------ -------------- ------------ --------------

Outstanding on January 1                                           7,347,854         $ 1.90      860,000          $1.90

Granted                                                                    -     .32 - 2.05    6,746,187     .32 - 2.05

Forfeited                                                           (429,249)          1.90     (258,333)          1.90
                                                                 ------------                ------------

Outstanding on December 31                                         6,918,605   $ .32 - 2.05    7,347,854   $ .32 - 2.05
                                                                 ============                ============

Exercisable on December 31                                         3,788,279   $ .32 - 2.05    2,657,853   $ .32 - 2.05
                                                                 ============                ============


Weighted average fair value of options granted during the year
                                                                       $ .00                       $ .18
                                                                 ============                ============

Weighted average exercise price

 Outstanding                                                           $ .42                       $ .51
                                                                 ============                ============

 Exercisable                                                           $ .50                       $ .84
                                                                 ============                ============

Weighted average remaining life of  options at December 31

 Outstanding                                                      8.69 years                  9.64 years
                                                                 ============                ============

 Exercisable                                                      8.55 years                  9.23 years
                                                                 ============                ============


Note 16 - 401(k) Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to a maximum of 15% of their income. On a discretionary basis, the Company may match 25% of the employees' deferrals up to 4% of their income. The Company contributions vest 20% after two years of service and 20% each year thereafter, being fully vested after six years of service. During 2003, the Company did not make a matching contribution to the plan. In 2002, the Company contributed approximately $7,000 to the Plan.

Note 17 - Litigation

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

On July 7, 2003, SurgiCare, Inc. was named as a party in the arbitration entitled Brewer & Pritchard, P.C. vs. SurgiCare, Inc. before the American Arbitration Association. Brewer & Pritchard have claimed breach of contract and demanded payment of $131,294.88 in billed and unbilled legal fees plus third party expenses, interest at the highest legal rate, costs, legal fees and damages from breach of contract. This case was settled in November 2003 and SurgiCare issued shares of common stock valued at $117,500 as compensation for past legal fees.


On February 10, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled S.E. Altman v. SurgiCare. S.E. Altman has sued for breach of contract, alleging that SurgiCare did not pay monies owed under a "Finders Fee Contract." Plaintiff asserts damages in the amount of $217,000, plus interest and attorneys' fees. International Diversified Corporation, Limited has indemnified SurgiCare with respect to any fees owed to Altman under the Finders Fee Contract. The case has been dismissed in favor of arbitration. In March 2004, the parties executed a Settlement Agreement and Release of Claims to resolve the dispute in which SurgiCare agreed to issue Mr. Altman 540,000 shares of common stock to be registered with the Securities and Exchange Commission on Form S-8.


 On April 14, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involves allegations that SurgiCare defaulted on its loan agreement. The plaintiffs in the New York case are suing SurgiCare for $834,252 representing the loan amount and interest, plus $219,000, representing damages for "No-filing Charges" and "Non-Effective Charges" under the contract. SurgiCare's lawsuit in Texas asserts that the loan agreement is usurious. The defendants in the Texas case have moved for sanctions against SurgiCare in that forum. The New York case has been ordered to mediation, which has not yet been scheduled. In conjunction with the mediation order, The Parties agreed to stay the litigation order in both states until the completion of the mediation.

 On November 24, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled Vincent A. Giammalva, Trustee v. SurgiCare, Inc., Keith G. LeBlanc, and Phillip C. Scott; in the 344th Judicial District Court of Chambers County, Texas. This case involves allegations that SurgiCare defaulted on a contract to sell a parcel of real estate to plaintiff. Plaintiff also claims that LeBlanc and Scott committed fraud. SurgiCare states that it could not sell the parcel of land because of a lien on the property. The plaintiff seeks specific performance, forcing SurgiCare to sell the property, as well as actual damages. SurgiCare is negotiating with the plaintiff in an effort to settle this matter.

 In addition, we are involved in various other legal proceedings and claims arising in the ordinary course of business. Our management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on our financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.


Note 18 - Commitments

On November 10, 2002, the Company entered into employment agreements with its executives. The term of the agreements is three years. These agreements provide for annual salaries and incentive bonuses of up to 30% of the employee's base compensation. The criteria for earning the bonus is established by the Board of Directors at the beginning of each 12-month period. In addition, the agreements provide for payments of two times annual base salary if the executives are terminated without cause. All options would also vest at that time. The Company's aggregate base salary commitment under the employment agreements through their respective terms is $1,588,000.


Note 19 - Subsequent Events

     On January 29, 2004, the Company converted all of its Series A Redeemable Preferred Stock with the rights and preferences set forth in the Certificate of Designation, Powers, Preferences, and Rights filed with the Secretary of State of Delaware on September 12, 2001 (the "Preferred Stock") to common stock of the Company. This conversion was approved by the majority vote of the Preferred Stock shareholders in a written consent effective as of October 20, 2003, which granted the Company the right to convert the Preferred Stock and in which the shareholders disclaimed any past or possible future rights regarding the Preferred Stock, including but not limited to the liquidation preference upon the liquidation, dissolution or winding upon of the Company, pursuant to the aforementioned Certificate of Designation.

     We have negotiated a series of transactions that will restructure SurgiCare and result in a change of control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and debt forgiveness. We also intend to complete a reverse stock split and change our name to Orion HealthCorp, Inc. Our board of directors has approved all of these actions and a special meeting of stockholders in lieu of an annual meeting will be held to approve them. The highlights of the financial transactions include:

     -- Effecting a one-for-ten reverse stock split and re-designating our outstanding common stock as Class A common stock.

     -- Issuing a new class of common stock (Class B common stock) to Brantley Partners IV, L.P., a private investor ("Brantley IV"). Brantley IV will forgive indebtedness owed by SurgiCare and Integrated Physician Solutions, Inc. ("IPS") to its subsidiary in the aggregate principal amount of $1.28 million and will contribute up to $6 million in cash (as reduced for additional debt owing by SurgiCare and IPS to Brantley IV's subsidiary at the time of the closing of the transactions, which will also be forgiven) in exchange for shares of Class B common stock.

     -- Acquiring IPS, in a merger in which we will issue Class A common stock to the IPS stockholders and certain IPS creditors. IPS is a provider of business management services for pediatric practices and also provides software and technology solutions for physicians.

     -- Acquiring Medical Billing Services, Inc. ("MBS"), and Dennis Cain Physician Solutions, Ltd. ("DCPS"), two providers of physician management, billing, consulting and collection services in a merger in which we will pay between $2.9 million and $3.5 million cash and issue promissory notes in the aggregate principal amount of $500,000 and Class C common stock to the current equity holders of MBS and DCPS. The amount of consideration received depends upon the fair market value of our common stock at the time of the closing of the transactions, and the consideration is also subject to retroactive increase or decrease, including the issuance of additional shares of Class A common stock. We will also issue shares of Class A common stock as directed by the DCPS and MBS equity holders, and may be required to make additional payments in certain circumstances.

     These transactions are contingent upon refinancing SurgiCare's IPS's and MBS's debt. The transactions and the refinancing will provide SurgiCare with increased revenues and earnings, an improved balance sheet and the opportunity to grow the business. Please review our proxy statement for our special meeting of stockholders in lieu of an annual meeting, filed with the SEC for the full details of the proposed restructuring.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.

     On July 28, 2003, we dismissed Weinstein Spira & Company, P.C. ("WSC") as our independent auditors and retained Mann Frankfort Stein & Lipp CPAs, LLP ("MSFL") as our new independent auditors. The decision to change auditors was approved by our board of directors.

     WSC reported on our financial statements for each of the fiscal years ended December 31, 2002 and 2001. WSC did not include in any report on our financial statements, an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.

     During our two most recent fiscal years ended December 31, 2002, and the subsequent interim period through July 28, 2003, there were no disagreements between us and WSC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to WSC's satisfaction, would have caused WSC to make reference to the subject matter of the disagreement in connection with its reports on our financial statements. WSC's report on our financial statements for the year ended December 31, 2002, was modified by the inclusion of an explanatory paragraph addressing our ability to continue as a going concern.


ITEM 8A.  CONTROLS AND PROCEDURES.


     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Secretary and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Secretary and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

     During 2002, under prior management, SurgiCare issued restricted common stock in some circumstances in which restrictive transfer legends were improperly omitted from stock certificates. SurgiCare's current management has conferred with counsel about these past issuances, and has instituted procedures to ensure that future issuances of unregistered shares of securities include appropriate legends and safeguards against transfer. SurgiCare has issued instructions to its transfer agent warning against permitting transfers of shares or removal of restrictive legends without assurance that such actions are permissible under federal securities laws. SurgiCare also plans, after completion of the transactions described in Item 1 - Description of Business under the caption "The Company," to switch to a new transfer agent, which has better protections in place for maintaining internal control over issuance and transfer of securities.

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are designed to insure that the information required to be filed is accumulated and communicated to our management in a manner designed to enable them to make timely decisions regarding required disclosure.

     Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Any control system contains limitations imposed by resources and relevant cost considerations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have teen addressed. These inherent limitations include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Our control system design is also based on assumptions about the likelihood of future events, and we cannot be sure that we have considered all possible future circumstances and events.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information with respect to the directors, executive officers, promoters and control persons; compliance with Section 16(a) of the Exchange Act and other information under this item is incorporated herein by reference to the proxy statement for our special meeting of shareholders in lieu of an annual meeting for 2004.



ITEM 10.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the proxy statement for our special meeting of shareholders in lieu of an annual meeting for 2004.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to the proxy statement or our special meeting of shareholders in lieu of an annual meeting for 2004.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions is incorporated herein by reference to the proxy statement for our special meeting of shareholders in lieu of an annual meeting for 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.         Description

Exhibit 3.1 Amended and Restated Certificate of Incorporation of SurgiCare, Inc. (Incorporated by reference to
                    Exhibit 3.1 of the Company's Registration
                    Statement on Form 10-SB/A filed on January 28,
                    2000)
Exhibit 3.2 Articles of Incorporation of Bellaire SurgiCare, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 3.3 By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.) (Incorporated by reference to
                    Exhibit 3.3 of the Company's Registration
                    Statement on Form 10-SB/A filed on January 28,
                    2000)
Exhibit 4.1 Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 4.2 Amended Certificate of Designation, Powers, Preferences and Rights of Series AA Preferred Stock, par value $.001 per share (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 29, 2003)
Exhibit 4.3 Form of SurgiCare, Inc. Common Stock Certificate (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB for the year ended December 31, 2002 filed April 14, 2003)
Exhibit 10.1 Agreement between SurgiCare, Inc. and American International Industries, Inc., Texas Real Estate Enterprises, Inc., and MidCity Houston Properties, Inc. dated December 11, 2002 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 29, 2003)
Exhibit 10.2 Employment Agreement with Keith G. LeBlanc dated November 10, 2002 (Incorporated by reference to
                    Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31, 2002 filed on April 14,
                    2003)
Exhibit 10.3 Employment Agreement with Phillip C. Scott dated November 10, 2002 (Incorporated by reference to
                    Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31, 2002 filed on April 14,
                    2003)

Exhibit 16.1 Letter to the Securities and Exchange Commission from Weinstein Spira & Company, P.C., dated July 31, 2003, regarding Item 4 to the Registrant's Form 8-K filed August 1, 2003 (Incorporated by reference to Exhibit 16.1 of the Company's Form 8-K/A filed on August 4, 2003)

Exhibit 21          List of Subsidiaries of SurgiCare, Inc.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         For the quarter ended December 31, 2003, the following reports on Form 8-K were filed:

                  Dated November 18, 2003 to announce that the SurgiCare had entered into agreements relating to business combinations with three other companies, an equity investment and a recapitalization that will result in a new healthcare company named Orion HealthCorp, Inc.

                  Dated November 24, 2003 to report issuance of a press release summarizing SurgiCare's third quarter 2003 financial results.

                  Dated January 29, 2004 to report SurgiCare's conversion of all of its Series A Redeemable Preferred Stock.

                  Dated February 17, 2004 to announce that SurgiCare has executed a definitive agreement to acquire Dennis Cain Physician Solutions, Ltd and Medical Billing Services, Inc. In addition, SurgiCare announced that it has filed preliminary proxy materials with the Security and Exchange Commission relating to a meeting of stockholders to be held to approve various matters relating to the aforementioned acquisitions as well as the previously announced recapitalization, equity investment and acquisition of Integrated Physician Solutions, Inc.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     The aggregate fees billed by Mann Frankfort Stein & Lipp CPAs, LLP ("MFSL") for professional services rendered for the review of financial statements included in SurgiCare's quarterly reports on Form 10-QSB for the fiscal year 2003 were $5,365. During fiscal years 2002 and 2003 the aggregate fees billed by Weinstein Spira & Company, P.C. ("WSC") totaled $73,776 and $72,434.

Tax Fees

     The aggregate fees billed by MFSL during fiscal year 2003 for tax-related services totaled $6,728. The aggregate fees billed by WSC during fiscal years 2002 and 2003 for tax related services totaled $18,167 and $25,900, respectively.

All Other Fees

     During fiscal years 2002 and 2003, all other fees billed by WSC totaled $374 and $1,500, which primarily consisted of finance charges and Form S-8 consents.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SurgiCare, Inc.


                                     By: /s/ Keith G. LeBlanc
                                     ------------------------
                                             Keith G. LeBlanc,
                                             President & Chief Executive Officer


                           ---------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                             Date
---------                        -----                             ----


/s/ Keith G. LeBlanc
---------------------          President &                    April 13, 2004
Keith G. LeBlanc               Chief Executive Officer
(principal executive officer)


/s/ Phillip C. Scott
---------------------          Secretary &                    April 13, 2004
Phillip C. Scott               Chief Financial Officer
(principal financial and accounting officer)

/s/ Jeffrey Penso
------------------             Director                       April 13, 2004
Jeffrey Penso, DPM

/s/ Sherman Nagler
-------------------            Director                       April 13, 2004
Sherman Nagler, DPM

/s/ Michael Mineo
------------------             Director                       April 13, 2004
Michael Mineo, DPM

/s/ Bruce Miller
-----------------              Director                       April 13, 2004
Bruce Miller, DPM

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the Registrant and have:

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls over financial reporting which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 13, 2004


 /s/ Keith G. LeBlanc
--------------------------------------------------
Keith G. LeBlanc, Chief Executive Officer(1)



----------------------
( 1)   A signed original of this written statement required by Section
906 has been provided to SurgiCare, Inc. and will be retained by SurgiCare, Inc. and furnished to the Securities and Exchange
Commission or its staff upon request.

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the Registrant and have:

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls over financial reporting which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 13, 2004


 /s/ Phillip C. Scott
---------------------------------------------
Phillip C. Scott, Chief Financial Officer1





-------------------------------
( 1)   A signed original of this written statement required by Section
906 has been provided to SurgiCare, Inc. and will be retained by SurgiCare, Inc. and furnished to the Securities and Exchange
Commission or its staff upon request.

                                  Exhibit Index
                                  -------------

Exhibit No.                   Description

Exhibit 3.1 Amended and Restated Certificate of Incorporation of SurgiCare, Inc. (Incorporated by reference to
                    Exhibit 3.1 of the Company's Registration
                    Statement on Form 10-SB/A filed on January 28,
                    2000)
Exhibit 3.2 Articles of Incorporation of Bellaire SurgiCare, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 3.3 By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.) (Incorporated by reference to
                    Exhibit 3.3 of the Company's Registration
                    Statement on Form 10-SB/A filed on January 28,
                    2000)
Exhibit 4.1 Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10-SB/A filed on January 28, 2000)
Exhibit 4.2 Amended Certificate of Designation, Powers, Preferences and Rights of Series AA Preferred Stock, par value $.001 per share (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 29, 2003)
Exhibit 4.3 Form of SurgiCare, Inc. Common Stock Certificate (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB for the year ended December 31, 2002 filed April 14, 2003)

Exhibit 10.1 Agreement between SurgiCare, Inc. and American International Industries, Inc., Texas Real Estate Enterprises, Inc., and MidCity Houston Properties, Inc. dated December 3, 2002 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 29, 2003)
Exhibit 10.2        Employment Agreement with Keith G. LeBlanc dated
                    November 10, 2002.
Exhibit 10.3        Employment Agreement with Phillip C. Scott dated
                    November 10, 2002.
Exhibit 16.1 Letter to the Securities and Exchange Commission from Weinstein Spira & Company, P.C., dated July 31, 2003, regarding Item 4 to the Registrant's Form 8-K filed August 1, 2003 (Incorporated by reference to Exhibit 16.1 of the Company's Form 8-K/A filed on August 4, 2003)

Exhibit 21          List of Subsidiaries of SurgiCare, Inc.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21

                                 SURGICARE, INC.
                                 SUBSIDIARY LIST
                              AS OF MARCH 31, 2004

                              State of
Name of Subsidiary              Org.        Owned By               Ownership %
------------------             -----        --------               -----------

Bellaire SurgiCare, Inc.       Texas        SurgiCare, Inc.           100%
Town & Country SurgiCare, Inc. Texas        SurgiCare, Inc.           100%
SurgiCare Memorial
Village, L.P.                  Texas        Town & Country             60%
                                            SurgiCare, Inc.
Baytown SurgiCare, Inc.        Texas        SurgiCare, Inc.           100%
San Jacinto Surgery
Center, L.P.                   Texas        Baytown SurgiCare, Inc.    10%
Tuscarawas Ambulatory
Surgery Center, LLP            Ohio         SurgiCare, Inc.            51%
Southeast SurgiCare, Inc.      Texas        SurgiCare, Inc.           100%
Tuscarawas Open MRI, L.P.      Ohio         SurgiCare, Inc            100%
Bellaire ASC, L.P.             Texas        Bellaire SurgiCare, Inc.  100%
TASC Anesthesia, LLC           Ohio         Tuscarawas Ambulatory     100%
                                            Surgery Center, LLC