Form 10QSB
period 2004-03-31
SURGICARE INC/DE
filed 2004-05-14
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

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

Yes [   ]         No [X ]



As of May 10, 2004, 28,948,685 shares of Common Stock, $0.005 par value per share, were outstanding.

PART I
                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
------------------------------

The information required hereunder is included in this report as set forth in the "Index to Financial Statements."


                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months ending March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the three months ending March 31, 2004 and 2003

Notes to Consolidated Financial Statements


                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,             December 31, 2003
                                                                                    2004
                                                                             --------------------      ---------------------
                           ASSETS                                                (unaudited)
Current Assets
         Cash and cash equivalents                                       $               145,914    $               141,553
         Accounts Receivable:
           Trade (less allowance for contractual adjustments and
         doubtful
            accounts of $3,840,142 and $3,768,846 at March 31, 2004
            and December 31, 2003, respectively)                                       1,212,970                  1,309,682
           Other receivables                                                              33,273                     59,909
         Income tax receivable                                                                                      159,846
         Inventory                                                                       349,450                    338,470
         Prepaid expenses                                                                225,147                    133,293
         Other current assets                                                             24,377                     23,027
                                                                             --------------------      ---------------------
                  Total Current Assets                                                 1,991,131                  2,165,780

Property and Equipment
         Office furniture and equipment                                                  399,912                    399,912
         Medical and surgical equipment                                                3,794,559                  3,748,559
         Leasehold improvements                                                          946,890                    946,890
         Computer equipment                                                              382,263                    382,263
         Transportation equipment                                                         19,015                     19,015
                                                                             --------------------      ---------------------
                                                                                       5,542,639                  5,496,639
         Less:  Accumulated depreciation and amortization                              3,424,019                  3,237,657
                                                                             --------------------      ---------------------

                  Total Property and Equipment                                         2,118,620                  2,258,982

Goodwill                                                                               8,119,235                  8,105,735
Real Estate                                                                            4,000,000                  4,000,000
Investment in Limited Partnerships                                                       383,569                    381,434
Advances to Limited Partners                                                             440,423                    440,423
Loan Fees (net of amortization of $207,860 at March 31, 2004 and
$198,249 at December 31, 2003                                                             94,177                    103,788
                                                                             --------------------      ---------------------
                  TOTAL ASSETS                                            $           17,147,155    $            17,456,142
                                                                             ====================      =====================

                                 SURGICARE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                                                 March 31,                 December 31,
                                                                                    2004                       2003
                                                                            ---------------------      ---------------------
                           LIABILITIES                                          (unaudited)
Current Liabilities
         Accounts payable                                                $             3,193,231    $             2,864,199
         Accrued expenses                                                              1,786,919                  1,274,340
         Lines of credit                                                               1,361,458                  1,331,475
         Current maturities of long-term debt                                          7,238,861                  6,928,542
         Current portion of capital leases                                               243,719                    265,251

                                                                            ---------------------      ---------------------
                  Total Current Liabilities                                           13,824,188                 12,663,807

Long-Term Capital Lease Obligations                                                      100,841                    103,341
                                                                            ---------------------      ---------------------
                  Total Liabilities                                                   13,925,029                 12,767,148



                        SHAREHOLDERS' EQUITY
Preferred Stock, Series A, par value $.001, 1,650,000 shares authorized,
    1,137,700 issued and outstanding at December
    31, 2003 (Redemption and liquidation value $5,688,500).                                                           1,138
Preferred Stock, Series AA, par value $.001, 1,200,000 shares authorized, 900,000 issued and outstanding at March 31, 2004 and
    December 31, 2003                                                                        900                        900

Common Stock, par value $.005, 50,000,000 shares authorized; 28,408,685 issued and 28,317,285 outstanding at March 31, 2004; 27,082,843 issued and
    26,991,443 outstanding at
    December 31, 2003.                                                                   142,043                    135,414
Additional Paid-In Capital                                                            17,391,414                 17,116,523
Retained Earnings                                                                   (14,265,663)               (12,518,413)
Less:  Treasury Stock-at cost, 91,400 shares at March 31,
     2004 and December 31, 2003                                                         (38,318)                   (38,318)
       Shareholder receivable                                                            (8,250)                    (8,250)
                                                                            ---------------------      ---------------------
                 Total Shareholders' Equity                                            3,222,126                  4,688,994
                                                                            ---------------------      ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $              17,147,155    $            17,456,142
                                                                            =====================      =====================


                See notes to consolidated financial statements.


                                  SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                                           FOR THE THREE MONTHS ENDING
                                                                                                    MARCH 31,
                                                                                  ------------------------------------------
                                                                                         2004                    2003
                                                                                  --------------------     -----------------
Revenues, net                                                                     $         1,690,524  $          2,280,121

Direct Cost of Revenues:
         Surgical costs                                                                       400,826               472,577
         Clinical salaries & benefits                                                         481,236               471,428
         Other                                                                                194,890               292,325
                                                                                    ------------------     -----------------
                               Total Direct Surgical Expenses                               1,076,952             1,236,330
                                                                                    ------------------     -----------------
General and Administrative Expenses:
         Salaries and benefits                                                                385,665               386,396
         Management and affiliation fees                                                       25,930                31,433
         Rent                                                                                 226,514               233,043
         Depreciation and amortization                                                        186,362               219,018
         Professional fees                                                                    534,098               215,097
         Provision for doubtful accounts                                                       56,327                 9,162
         Other                                                                                315,604               303,055
                                                                                    ------------------     -----------------
                   Total General and Administrative Expenses                                1,730,500             1,397,204
                                                                                    ------------------     -----------------
Other Operating Expenses (Income):
         Loss on sale of assets                                                                                         168
         Forgiveness of debt                                                                 (58,625)
                                                                                    ------------------     -----------------
                                Total Other Operating Expenses (Income)                      (58,625)                   168
                                                                                    ------------------     -----------------
                        Total Operating Expenses                                            2,748,827             2,633,702
                                                                                    ------------------     -----------------
         Operating Loss                                                                   (1,058,303)             (353,581)
                                                                                    ------------------     -----------------
Other Income (Expense):
         Miscellaneous income                                                                   2,521                11,969
         Equity in Earnings of Limited Partnerships                                             2,135                87,642
         Interest Expense                                                                   (693,603)             (440,112)
                                                                                    ------------------     -----------------
         Total Other Income (Expense)                                                       (688,947)             (340,501)
                                                                                    ------------------     -----------------
Loss Before Minority Interest and Federal Income Tax Benefit                              (1,747,250)             (694,082)
                                                                                     -----------------     -----------------
Minority Interest in Losses of Partnerships                                                                           2,034
                                                                                     -----------------     -----------------
Loss Before Federal Income Tax Benefit                                                    (1,747,250)             (692,048)
Federal Income Tax Benefit                                                                                         (13,561)
                                                                                     -----------------     -----------------
Net Loss                                                                          $       (1,747,250)   $         (678,487)
                                                                                     =================     =================
Loss per share - Basic                                                            $             (.06)   $             (.03)
                                                                                     =================     =================
Loss per share - Diluted                                                          $             (.06)   $             (.03)
                                                                                     =================     =================

Weighted Average Shares Outstanding:
     Basic                                                                                 27,952,564            23,579,843
                                                                                     =================     =================
     Diluted                                                                               27,952,564            23,579,843
                                                                                     =================     =================

                See notes to consolidated financial statements.


                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               FOR THE THREE MONTHS ENDING
                                                                                        MARCH 31,
                                                                 ---------------------------------------------------------
                                                                             2004                            2003
                                                                 -----------------------------       ---------------------
Cash Flows From Operating Activities:
Net loss                                                          $               (1,747,250)         $         (678,487)
Adjustments to reconcile net earnings to net cash provided
by operations:
   Equity in earnings of limited partnerships                                         (2,135)                    (87,642)
   Minority interest in losses of partnerships                                                                    (2,034)
   Depreciation and amortization                                                      186,362                     219,018
   Amortization of debt discount                                                       18,859                      37,460
   Amortization of loan fees                                                            9,611
   Interest expense recognized on beneficial conversion
    features of convertible notes payable                                             206,693
   Provision for doubtful accounts                                                     56,327                       9,162
   Forgiveness of debt                                                               (58,625)
   Change in:
         Accounts receivable                                                           67,021                     153,194
         Notes receivable                                                                                         (4,479)
         Inventory                                                                   (10,980)                      17,557
         Prepaid expenses                                                            (91,854)                    (13,658)
         Other current assets                                                         (1,350)                    (43,794)
         Federal income tax                                                           159,846
         Accounts payable                                                             444,811                   (262,385)
         Accrued expenses                                                             512,579                      96,846
                                                                     -------------------------           -----------------
                Net Cash Used in Operating Activities                               (250,085)                   (559,242)
                                                                     -------------------------           -----------------
Cash Flows From Investing Activities:
   Capital expenditures                                                              (46,000)                     (6,318)
   Buyout of limited partners                                                        (13,500)
                                                                     -------------------------           -----------------
         Net Cash Used in Investing Activities                                       (59,500)                     (6,318)
                                                                     -------------------------           -----------------
Cash Flows From Financing Activities:
   Borrowings on lines of credit                                                      115,958                   1,430,351
   Payments on lines of credit                                                       (85,975)                 (1,696,747)
   Borrowings on debt                                                                 405,000
   Payments on debt                                                                 (113,540)                   (323,165)
   Principal payments on capital lease                                               (24,032)                    (32,843)
   Proceeds from issuance of common stock                                                                       1,070,105
   Proceeds from exercise of warrants                                                  16,535                       1,175
   Purchase of treasury stock                                                                                     (6,068)
                                                                     -------------------------           -----------------
         Net Cash Provided by Financing Activities                                    313,946                     442,808
                                                                     -------------------------           -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    4,361                   (122,752)
Cash and Cash Equivalents - Beginning of Period                                       141,553                     262,327
                                                                     -------------------------           -----------------
Cash and Cash Equivalents - End of Period                         $                   145,914         $           139,575
                                                                     =========================           =================

                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)


                                                                               FOR THE THREE MONTHS ENDING
                                                                                        MARCH 31,
                                                                 ---------------------------------------------------------
                                                                             2004                            2003
                                                                 -----------------------------       ---------------------

Supplemental Cash Flow Information:
   Cash paid during the year for:
     Interest                                                     $                    42,425         $           355,948

   Non-cash investing and financing activities:
       Issuance of shares in payment of accounts payable          $                    57,154                      70,000
       Beneficial conversion feature of convertible notes
         payable                                                  $                   206,693


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

         These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and in accordance with Securities and Exchange Commission ("SEC") Rule 310(b) of Regulation S-B. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in SurgiCare's 2003 Annual Report on Form 10-KSB.

Note 2 - Use of Estimates

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

Note 3 - Revenue Recognition

         Surgical revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Such revenues are reported at the estimated net realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center's collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected net realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers.

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

         Under SFAS No. 142, goodwill is required to be tested annually and more frequently if an event occurs which indicates the goodwill may be impaired. Upon adoption of SFAS 142, as well as on December 31, 2003 and 2002, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed.


Note 5 - Recent Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," and subsequently revised the Interpretation in December 2003 ("FIN 46R"). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim periods or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities and the requirements of FIN 46R have not had a material impact on our consolidated financial statements.

Note 6 - Debt

         Loan agreements relating to the majority of the Company's credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of March 31, 2004. Further, the Company is delinquent in payments on the majority of its outstanding debt. All notes and capital leases in default have been shown as current in these financial statements. On August 25, 2003 the Company's senior lender, DVI Business Credit Corp. and DVI Financial Services, Inc. ("DVI") announced that it is seeking protection under Chapter 11 of the United States Bankruptcy laws. The Company is currently negotiating a buyout of its debt with DVI through the bankruptcy trustee and certain other debt holders.

         The Company has financed its growth primarily though the issuance of equity and secured and/or convertible debt. As of March 31, 2004, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

         In November 2003, SurgiCare completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes bearing interest at 10% per annum. The notes are convertible into shares of Company common stock, at any time, at the option of the note holders. The conversion price for the notes was equal to (a) $.35 per share, if the notes had been converted on or prior to January 31, 2004, or (b) if the notes are converted after January 31, 2004, the lower of (i) $0.25 or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date. Based on the relative fair value of the beneficial conversion feature of the notes, a charge of $123,566 was recorded to interest expense in the fourth quarter of 2003 and $206,693 in the first quarter of 2004. The notes were not converted prior to January 31, 2004, and the charge in the first quarter of 2004 reflects the change in conversion price after January 31, 2004. The note holders also received five-year warrants to purchase an aggregate of 335,713 shares of Company common stock. The warrants may be exercised at an exercise price of $0.35 per share, and may be exercised on a cashless basis at the option of the holder. Based on the relative fair value of the warrants, a discount of $76,834 was recorded at the time of issuance and is being amortized to interest expense over the one-year term of the notes. The notes will mature on October 31, 2004.

         The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 11- Subsequent Events for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transactions. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.


Note 7 - Earnings Per Share

         Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. Diluted earnings per share, in addition to the weighted average number of shares determined for basic earnings per share, include common stock equivalents, which would arise from the exercise of stock options and warrants using the treasury stock method, and assumes the conversion of the Company's preferred stock for the period outstanding, since their issuance.

                                                          For the Three Months Ended March 31,
                                                      ---------------------------------------------
                                                             2004                      2003
                                                      --------------------      -------------------
              Basic Earnings Per Share:
              Net Loss                                       $(1,747,250)               $(678,487)
                                                      ====================      ===================
              Weighted average shares outstanding              27,952,564               23,579,843
              Dilutive stock options and warrants                  (a)                      (a)
              Conversion of preferred stock                        (b)                      (b)

              Conversion of debt                                   (c)                      (c)
                                                      --------------------      -------------------
              Weighted average common shares                   27,952,564               23,579,843
              outstanding for diluted net loss per
              share
                                                      ====================      ===================
              Net loss per share - Basic
                                                                   $(.06)                   $(.03)
                                                      ====================      ===================
              Net loss per share - Diluted
                                                                   $(.06)                   $(.03)
                                                      ====================      ===================

The following potentially dilutive shares are not included because their effect would be anti-dilutive due to the net loss for the periods:

     (a) 9,239,847 and 11,014,474 options and warrants outstanding at March 31, 2004 and March 31, 2003, respectively.

     (b) 900,000 shares of Preferred Stock Series AA were convertible into $4,500,000 of common shares as of March 31, 2004 and 2003. 1,225,000 shares of Preferred Stock Series A were convertible into 1,225,000 common shares as of March 31, 2003.

     (c) $1,000,000 of debentures were convertible into common stock at a price equal to $1.50 per share as of March 31, 2004 and 2003. $470,000 of notes payable were convertible into common stock at a price of $.25 per share as of March 31, 2004.

Note 8 - Litigation

         In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc. MarCap has sued the Company for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36. SurgiCare paid $53,832.34 of this balance prior to settlement. Settlement was reached in September, 2003 whereby SurgiCare agreed to pay MarCap $150,000 over the next year with interest at 10%, with an underlying settlement of approximately $200,000 in the event of a breach in the payment plan. To date, SurgiCare has paid MarCap 73,336.26 under the payment plan.

         On February 10, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled S.E. Altman v. SurgiCare. S.E. Altman had sued for breach of contract, alleging that SurgiCare did not pay monies owed under a "Finders Fee Contract." Plaintiff asserted damages in the amount of $217,000, plus interest and attorneys' fees. International Diversified Corporation, Limited has indemnified SurgiCare with respect to any fees owed to Altman under the Finders Fee Contract. The case has been dismissed in favor of arbitration. In March 2004, the parties executed a Settlement Agreement and Release of Claims to resolve the dispute in which SurgiCare agreed to issue Mr. Altman 540,000 shares of common stock, which were registered with the Securities and Exchange Commission on Form S-8 in April 2004.

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

Note 9 - Employee Stock-Based Compensation

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

                                                                                 Three Months Ended
                                                                          ---------------------------------
                                                                             March 31,          March 31,
                                                                                2004              2003
                                                                          ---------------    --------------
Net loss - as reported                                                    $   (1,747,250)    $    (678,487)
Deduct: Total stock-based employee compensation (Expense determined
   under the fair value based method for all awards), net of tax effect          (52,725)          (52,725)
                                                                            -------------      ------------
Pro forma net loss                                                        $   (1,799,975)    $    (731,212)
                                                                            =============      ============

Loss per share:
Basic net loss per share - as reported                                             $(.06)            $(.03)
Basic net loss per share - pro forma                                               $(.06)            $(.03)
Diluted net loss per share - as reported                                           $(.06)            $(.03)
Diluted net loss per share - pro forma                                             $(.06)            $(.03)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards could be made each year.

Note 10 - Guarantee

         The Company is guarantor on a working capital line of credit for San Jacinto Surgery Center, L.P. ("San Jacinto"), in which the Company owns a 10% general partnership interest through a wholly-owned subsidiary. As of March 31, 2003, the line of credit facility had a balance of $337,000 and is recorded on San Jacinto's balance sheet, which is not consolidated with the Company's financial statements. As of the date of this filing, the line has matured and management is currently working on an extension.

Note 11 - Subsequent Events

      We have negotiated a series of transactions that will restructure SurgiCare and result in a change of control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and debt forgiveness. We also intend to complete a reverse stock split and change our name to Orion HealthCorp, Inc. Our board of directors has approved all of these actions and a special meeting of stockholders in lieu of an annual meeting will be held to approve them. The highlights of the financial transactions include:

     o Effecting a one-for-ten reverse stock split and re-designating our outstanding common stock as Class A common stock.

     o Issuing a new class of common stock (Class B common stock) to Brantley Partners IV, L.P., a private investor ("Brantley IV"). Brantley IV will forgive indebtedness owed by SurgiCare and Integrated Physician Solutions, Inc. ("IPS") to its subsidiary in the aggregate principal amount of $1.28 million and will contribute up to $6 million in cash (as reduced for additional debt owing by SurgiCare and IPS to Brantley IV's subsidiary at the time of the closing of the transactions, which will also be forgiven) in exchange for shares of Class B common stock.

     o Acquiring IPS in a merger in which we will issue Class A common stock to the IPS stockholders and certain IPS creditors. IPS is a provider of business management services for pediatric practices and also provides software and technology solutions for physicians.

     o Acquiring Medical Billing Services, Inc. ("MBS"), and Dennis Cain Physician Solutions, Ltd. ("DCPS"), two providers of physician management, billing, consulting and collection services in a merger in which we will pay between $2.9 million and $3.5 million cash and issue promissory notes in the aggregate principal amount of $500,000 and Class C common stock to the current equity holders of MBS and DCPS. The amount of consideration received depends upon the fair market value of our common stock at the time of the closing of the transactions, and the consideration is also subject to retroactive increase or decrease, including the issuance of additional shares of Class A common stock. We will also issue shares of Class A common stock as directed by the DCPS and MBS equity holders, and may be required to make additional payments in certain circumstances.

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

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-KSB. Our preparation of this Form 10-QSB and our Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of our financial statements. Therefore, actual results may differ from those estimates.


Revenue Recognition - Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated net realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center's collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected net realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers.

         Investment in Limited Partnerships - The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

         These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, SurgiCare could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision- making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, SurgiCare recorded these general partnership interests as investments in limited partnerships.

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

         SurgiCare is in the process of identifying ambulatory surgical centers, imaging centers and practice management companies as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of these organizations. No commitments were made for new acquisitions in the first quarter of 2004. Although there are no commitments, understandings, or agreements with any other potential acquisition targets, talks are ongoing for the acquisition of additional entities. All of such discussions have been tentative in nature and there can be no assurance that we will acquire any entity with whom discussions have been conducted.

Financial Condition and Results of Operations

         The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               2004              2003
                                                               ----              ----
          Revenues, net                                       100.0%           100.00%
          Expenses:
               Direct Cost of Services                         63.7%             54.2%
                 General & Administrative Expenses            102.4%             61.3%
                 Other Operating Expenses (Income)             (3.5%)             0.0%
                       Total Operating Expenses               162.6%            115.5%
          Operating Loss                                      (62.6%)           (15.5%)
          Other Loss                                          (40.8%)           (14.9%)
          Loss Before Federal Income Tax Expense             (103.4%)           (30.4%)
          Federal Income Tax Benefit                            0.0%             (0.6%)
          Net Loss                                           (103.4%)           (29.8%)


Results of Operations


THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 2003

         Net Revenue. On a consolidated basis, case volume decreased 17.3% to 1,477 in the three months ended March 31, 2004 from 1,786 in the 2003 comparable period. Revenue declined $589,597, or 25.9% to $1,690,524 in the three months ended March 31, 2004, from $2,280,121 in the comparable 2003 period. On a per-case basis, revenue decreased to $1,145 in the three months ended March 31, 2003 from $1,277 in the 2003 comparable period. The average contractual allowance from gross revenues was 76.6% in the three months ended March 31, 2004 compared to 67.0% in the comparable 2003 period. Of the total dollar decrease in revenue, approximately $400,000 was attributable to the decrease in case volume. The remaining decrease was due to the shift in types of cases performed, where the Company experienced decreases in cases with higher reimbursement, including pain management, podiatry and urology, while cases with lower reimbursement, such as ophthalmology, remained stable.

         Direct Cost of Revenues. Direct Cost of Revenues decreased $159,378, or 12.9% to $1,076,952 in the three months ended March 31, 2004 from $1,236,330 in the comparable 2003 period. Surgical costs decreased $71,751, or 15.2% to $400,826 in the three months ended March 31, 2004 from $472,577 in the comparable 2003 period primarily due to the 17.3% decrease in case volume discussed above. Direct clinical salaries and benefits remained relatively flat at $481,236 in the three months ended March 31, 2004 compared to $471,428 in the three months ended March 31, 2003. These costs are predominantly fixed and the centers were already at base staffing levels in the first quarter of 2003. Other direct costs decreased $97,435, or 33.3% to $194,890 in the three months ended March 31, 2004 from $292,325 in the comparable 2003 period. The decrease is primarily due to the following: a reduction in contracted services (primarily nursing) of $20,000; reduction in equipment rental and maintenance of $55,000; and a reduction in patient transportation costs of $15,000.

         General and Administrative Expenses. General and administrative costs increased $333,296, or 23.9% to $1,730,500 in the three months ended March 31, 2004 from $1,397,204 in the 2003 comparable period, primarily due to an increase in professional fees. Professional fees increased $319,001, or 148.3% to $534,098 in the first three months of 2004 from $215,097 in the comparable 2003 period. In March 2004, the Company recorded a charge of $202,000 to professional fees related a settlement with S.E. Altman on a "Finders Fee Contract." See further discussion in Part II - Other Information, Item 1, "Legal Proceedings" of this filing. The remaining increase is due to legal, professional and accounting fees related to the series of pending transactions that will restructure SurgiCare and result in a change of control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and debt forgiveness (see Note 11 to the accompanying consolidated financial statements).

         Other Operating Expenses (Income). In the three months ended March 31, 2004, the Company recorded a total gain of $58,625 on settlements of accounts payable with several vendors.

         Total Operating Expenses. Total Operating Expenses increased $115,125, or 4.4% to $2,748,827 in the three months ended March 31, 2004 from $2,633,702 in the comparable 2003 period. As a percent of revenue, total expenses increased to 162.6% of revenue in the three months ended March 31, 2004 from 115.5% in the 2003 comparable period. The increased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

         Other Income (Expense). Total Other Expense increased $348,446, or 102.3% to $688,947 in the three months ended March 31, 2004 from $340,501 in the 2003 comparable period. The increase was primarily due to an increase in interest expense of $253,491, or 57.6% between the two comparable three-month periods. In the three months ended March 31, 2004, the Company recorded a $206,693 charge to interest expense, based on the change in relative fair value of its convertible unsecured promissory notes (see Note 6 to the accompanying consolidated financial statements). Since the notes were not converted by January 31, 2004, the conversion price changed from $.35 per share to $.25 per share. The remaining increase of $46,798 was due to additional borrowings for working capital purposes.

         Additionally, the Company's equity in earnings from limited partnerships decreased $85,507, or 97.6% to $2,135 in the three months ended March 31, 2004 from $87,642 in the comparable 2003 period. The decrease is primarily attributable to the Company's sale of its interest in Physicians Endoscopy Center in June 2003, where in the first quarter of 2003, the Company's equity in that center's earnings was $63,328. Secondarily, the Company's equity in the earnings of San Jacinto Surgery Center decreased by $22,179.

         Federal Income Tax Benefit. For the three months ended March 31, 2004, the Company did not record a tax benefit on its pre-tax loss of $1,747,250 due to a valuation allowance recorded against the Company's deferred tax assets. The valuation allowance was necessary due to the uncertainty of recovery of the deferred tax assets.

         Net Loss. Due to the factors discussed above, net loss in the three months ended March 31, 2004 increased $1,068,763, or 157.5% to $1,747,250 in the three months ended March 31, 2004 from $678,487 in the 2003 comparable period. The Company was negatively impacted by: the decrease in gross margin of $430,219 (revenue minus direct cost of revenues); the increase in professional fees of $319,001 due to the Altman settlement and expenses related to the pending series of transactions; and the increase in interest expense of $ 253,491 due to charge related to beneficial conversion factor of the convertible notes and additional borrowings for working capital purposes.

Liquidity and Capital Resources

         Net cash used in operating activities was $250,085 and $559,242 for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the usage of cash is due to continued operating losses in both periods.

         Net cash used in investing activities was $59,500 and $6,318 for the three months ended March 31, 2004 and 2003, respectively. In the three months ended March 31, 2004, the Company purchased $46,000 in arthroscopy equipment in one of its surgery centers.

         Net cash provided by financing activities decreased to $313,946 for the three months ended March 31, 2004 from $442,808 in the 2003 comparable period. The Company has financed its working capital needs primarily through the issuance of equity, secured and/or convertible debt. As of March 31, 2004, SurgiCare does not have any credit facilities available with financial institutions to provide for working capital shortages. In the three months ended March 31, 2004, the Company borrowed funds from a participant in the proposed restructuring transactions (See Note 11 to the accompanying unaudited financial statements) to make necessary payments on debt and to fund operations.

           In the first quarter of 2003, the Company raised cash of $1,070,105 through the sale of common stock offset by net pay downs of credit lines and other outstanding debt of approximately $600,000.

         In the first quarter of 2004, the Company did not raise any substantial funds through the sale of equity securities, though $16,535 was recorded on the exercise of outstanding warrants. Although the Company believes it will generate cash from operations in the future, due to its debt load, it is not able to fund its current operations solely from its cash flow.

         The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 11 to the accompanying unaudited financial statements for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

         As of March 31, 2004, the Company had cash and cash equivalents of $145,914 and negative working capital of $11,833,057. SurgiCare has a total of $7,238,861 in long-term debt and an additional $1,361,458 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation and DVI Financial Services, Inc. ("DVI"). One August 25, 2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws. The Company is currently pursuing a buyout of their debt with DVI (through its bankruptcy trustee) and certain other debt holders.

Item 3.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures

         We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Secretary and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Secretary and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

         During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



PART II
                 OTHER INFORMATION

ITEM 1.  Legal Proceedings.
---------------------------

         In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc. MarCap has sued the Company for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36. SurgiCare paid $53,832.34 of this balance prior to settlement. Settlement was reached in September, 2003 whereby SurgiCare agreed to pay MarCap $150,000 over the next year with interest at 10%, with an underlying settlement of approximately $200,000 in the event of a breach in the payment plan. To date, SurgiCare has paid MarCap 73,336.26 under the payment plan.

         On February 10, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled S.E. Altman v. SurgiCare. S.E. Altman has sued for breach of contract, alleging that SurgiCare did not pay monies owed under a "Finders Fee Contract." Plaintiff asserts damages in the amount of $217,000, plus interest and attorneys' fees. International Diversified Corporation, Limited has indemnified SurgiCare with respect to any fees owed to Altman under the Finders Fee Contract. The case has been dismissed in favor of arbitration. In March 2004, the parties executed a Settlement Agreement and Release of Claims to resolve the dispute in which SurgiCare agreed to issue Mr. Altman 540,000 shares of common stock, which were registered with the Securities and Exchange Commission on Form S-8 in April 2004.

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

ITEM 2.  Change in Securities.
------------------------------

         On January 29, 2004, the Company converted all of its Preferred Stock Series A with the rights and preferences set forth in the Certificate of Designation, Powers, Preferences, and Rights filed with the Secretary of State of Delaware on September 12, 2001 (the "Preferred Stock") to common stock of the Company. This conversion was approved by the majority vote of the Preferred Stock shareholders in a written consent effective as of October 20, 2003, which granted the Company the right to convert the Preferred Stock and in which the shareholders disclaimed any past or possible future rights regarding the Preferred Stock, including but not limited to the liquidation preference upon the liquidation, dissolution or winding upon of the Company, pursuant to the aforementioned Certificate of Designation.

         On February 12, 2004, the Company issued 136,000 shares of common stock to Brewer & Pritchard, P.C. and Jerry Sokol, each of whom are accredited investors for services rendered by each of them. The stock was issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

         In the first quarter of 2004, two warrant holders exercised warrants for 52,142 shares at an exercise price of $.35 per share. The stock was issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

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

ITEM 3.  Default Upon Senior Securities.
----------------------------------------

                 SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with DVI Business Credit Corporation and DVI Financial Services, Inc. ("DVI"). The Company had obtained a letter of forbearance from DVI through August 29, 2003. However, in August 2003, DVI, Inc. announced that it is seeking protection under the United States Bankruptcy laws. The Company is currently negotiating a buyout of their debt with DVI (through the bankruptcy trustee) and certain other debt holders.

         SurgiCare has defaulted on its convertible Debenture Agreement for failure to file a registration statement for the resale of certain securities pursuant to the agreement and has been sued by the primary debenture holder. SurgiCare is currently negotiating a settlement of this debt.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a) Exhibits

Exhibit No.                Description
-----------                -----------

31.1                       Rule 13a-14(a)/15d-14(a) Certification
31.2                       Rule 13a-14(a)/15d-14(a) Certification
32.1                       18 U.S.C.ss.1350 Certification
32.2                       18 U.S.C.ss.1350 Certification


(b) Reports on Form 8-K

         During the quarter ended March 31, 2004, we filed the following reports on Form 8-K:

         Dated January 29, 2004 to report the conversion of all of our Series A Redeemable Preferred Stock to Common Stock.

         Dated February 17, 2004 to report the issuance of a press release announcing that it has executed a definitive agreement to acquire Dennis Cain Physician Solutions, Ltd and Medical Billing Systems, Inc. In addition, SurgiCare announced that it had filed preliminary proxy materials with the Securities and Exchange Commission relating to a meeting of stockholders to be held to approve various matters relating to the aforementioned acquisitions as well as the previously announced recapitalization, equity investment and acquisition of Integrated Physician Solutions, Inc.

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 14, 2004                               REGISTRANT:

                                                    SurgiCare, Inc.

                                                    By: /s/ Keith G. LeBlanc
                                                    ----------------------------
                                                    Keith G. LeBlanc
                                                    Chief Executive Officer


                                                    By:  /s/ Phillip S. Scott
                                                    ----------------------------
                                                    Phillip C. Scott
                                                    Chief Financial Officer