Form 10KSB/A
period 2003-12-31
SURGICARE INC/DE
filed 2004-07-23
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1 TO
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

SURGICARE, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	58-1597246 (I.R.S. EMPLOYER IDENTIFICATION NO.)

12727 KIMBERLEY LANE, SUITE 200 HOUSTON, TX (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	77024 (ZIP CODE)

ISSUER’S TELEPHONE NUMBER: (713) 973-6675

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS	WHICH REGISTERED
COMMON STOCK, $.005 PAR VALUE	THE AMERICAN STOCK EXCHANGE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, and no disclosure will be contained in this form, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

SurgiCare’s revenues for fiscal year ended December 31, 2003: $8,064,523.

As of March 31, 2004, 28,408,685 shares of the registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 31, 2004 was approximately $9,386,036 based upon a per share price of $0.38, the closing price per share for the company’s common stock on the American Stock Exchange on that day.

SURGICARE, INC.

FORM 10-KSB/A

TABLE OF CONTENTS

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission or matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants
Item 8A. Controls and Procedures
PART III
Item 9. Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accounting Fees and Services
Signatures

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     SurgiCare, Inc. (“SurgiCare,” “Company,” “we,” “us,” or “our”) was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. (“TCI”). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers (“ASC”). On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc., a Texas corporation (“Bellaire”), in exchange for the issuance of 9.86 million shares of common stock, par value $.005 per share (“Common Stock”) and 1.35 million shares of Series A Redeemable Preferred Stock, par value $.001 per share (“Series A Preferred”), of SurgiCare to the holders of Bellaire’s common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999.

     As of December 31, 2003, the company owned a majority interest in three surgery centers and a minority interest as general partner in one additional center. Three of SurgiCare’s centers are located in Texas and one is located in Ohio. In limited circumstances, SurgiCare, or its subsidiaries may also furnish anesthesia services in support of the activities of the surgery centers. Our ASCs perform various types of procedures including: orthopedic surgery, colonoscopy, ophthalmic laser surgery, pain injections and various pediatric surgeries. The most common procedures performed in our ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy.

     With a view to SurgiCare consolidating the operations of some or all of these surgery centers, SurgiCare anticipates that it will need to adjust its ownership interest in such centers to establish an ownership interest of approximately 35% in each surgery center in keeping with our strategy of maximizing our investor pool. SurgiCare anticipates that allowing physicians who perform cases at a surgery center to own a majority interest of each surgery center will generate more revenues and be more profitable. SurgiCare believes that physician owned centers are typically more profitable because physicians who own an ambulatory surgery center are the center’s most significant source of patients and benefactors. Generally, it is the operating physician, not the patient, who chooses the facilities where surgical procedures are to be performed. By allowing physicians to own approximately sixty-five percent of the interest in the surgery centers, there is more opportunity for more physicians to own an interest in the surgery center. When physicians have an ownership interest in surgery centers, they have an incentive to make the surgery centers as profitable as possible. Therefore, despite SurgiCare’s lower ownership percentage, it believes net earnings will improve due to the restructuring.

     We have begun the process of restructuring the ownership of the surgery center partnership that owns and operates the Bellaire ASC to allow for the sale of investment interests to additional operating physicians practicing in that area of Houston, Texas. The Bellaire partnership prepared a private placement memorandum for the private offering of partnership interests to Texas resident physicians, which it released on April 15, 2004. Sixty-five percent (65%) of the total ownership interest in the Bellaire partnership is being offered for sale. This offering is a purely intrastate transaction and is exempt from federal securities laws. If it is determined that federal securities laws apply, SurgiCare believes the offering is exempt pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

     Our principal executive offices are located at 12727 Kimberley Lane, Suite 200, Houston, TX 77024, and our telephone number is 713-973-6675.

PROPOSED RESTRUCTURING TRANSACTIONS

     We have negotiated a series of transactions that will restructure SurgiCare and result in a change of control. In this report, these proposed transactions are collectively called the “Restructuring.” The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and contribution of outstanding debt. We also intend to complete a reverse stock split and change our name to Orion HealthCorp, Inc. (“Orion”). Our board of directors has approved all of these actions and a special meeting of stockholders in lieu of an annual meeting will be held to approve them. The highlights of the financial transactions include:

•	Effecting a one-for-ten reverse stock split and re-designating our outstanding common stock as Class A common stock.

•	Issuing a new class of common stock Class B common stock to Brantley Partners IV, L.P., a private investor (“Brantley IV”) or its assignees. Brantley IV will purchase the Class B common stock for $10 million in cash plus cash in the amount of the accrued but unpaid interest immediately prior to the closing of the transactions owed to a subsidiary of Brantley IV by SurgiCare and Integrated Physician Solutions, Inc. (“IPS”) on amounts advanced prior to October 24, 2003 (the “Base Bridge Interest Amount”), which as of July 19, 2004 was $86,252. A portion of Brantley IV’s cash investment will be used to pay off the indebtedness owed by SurgiCare and IPS to the subsidiary of Brantley IV. Based on the interest accrued on such indebtedness through July 19, 2004, it is estimated that the net cash proceeds to SurgiCare will be approximately $5,751,233. The shares to be received by Brantley IV or its assignees will constitute approximately 59.0% of SurgiCare’s outstanding equity after the transactions on an as-converted basis. Brantley IV will also receive the option to purchase shares of Class A stock for cash in an amount up to an aggregate of $3 million after the closing of the transactions.

•	Acquiring IPS, a holding company whose two business units provide business management services dedicated to the practice of pediatrics and integrated business and clinical software applications for physicians, in a merger in which we will issue Class A common stock to the IPS stockholders and certain IPS creditors. After the transactions, former IPS stockholders and creditors will own approximately 18.1% of our outstanding equity on an as-converted basis.

•	Acquiring Medical Billing Services, Inc. (“MBS”), and Dennis Cain Physician Solutions, Ltd. (“DCPS”), two providers of physician management, billing, consulting and collection services in an acquisition in which we will pay between $2.9 million and $3.5 million cash and issue promissory notes in the aggregate principal amount of $500,000 and Class C common stock to the current equity holders of MBS and DCPS. The amount of consideration received depends upon the fair market value of our common stock at the time of the closing of the transactions, and the consideration is also subject to retroactive increase or decrease, including the issuance of additional shares of Class A common stock. We will also issue shares of Class A common stock as directed by the DCPS and MBS equity holders, and may be required to make additional payments in certain circumstances. Immediately after the transactions, the equity holders of these two companies and their designees will own Class A common stock and Class C common stock which may amount to as much as approximately 7.7% of our outstanding equity on an as-converted basis.

     These transactions are contingent upon refinancing SurgiCare’s, IPS’s and MBS’s debt. The transactions and the refinancing will provide SurgiCare with increased revenues and earnings, an improved balance sheet and the opportunity to grow the business. Please review our proxy statement for our special meeting of stockholders in lieu of an annual meeting, filed with the SEC for the full details of the proposed restructuring.

     Prior to the proposed amendments to its certificate of incorporation , SurgiCare is authorized to issue up to 50,000,000 shares of common stock, par value $.005 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

OUR SURGICAL CENTERS

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

SurgiCare Memorial Village, L.P.

     SurgiCare, through its wholly owned subsidiary Town & Country SurgiCare, Inc., owns a 60% general partnership interest in SurgiCare Memorial Village, L.P. (“Memorial Village”). This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, reconstructive, as well as general surgery utilize this facility. The surgeons performing surgery at Memorial Village generally charge their patients for the professional services they provide, while Memorial Village only charges the patients for the facility fee. In 2003, there were 2,226 patients treated at Memorial Village by approximately 60 doctors, 25 of which have an ownership interest in Memorial Village.

San Jacinto Surgery Center, L.P.

     SurgiCare through its wholly owned subsidiary Baytown SurgiCare, Inc. owns a 10% general partnership interest in San Jacinto Surgery Center, L.P. (“San Jacinto”). This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, plastics, as well as general surgery, utilize this facility. The surgeons performing surgery at San Jacinto generally charge their patients for the professional services they provide, while San Jacinto only charges the patients for the facility fee. In 2003, there were 4,214 patients treated at San Jacinto by approximately 43 doctors, 19 of which have an ownership interest in San Jacinto.

Tuscarawas Ambulatory Surgery Center, LLC

     SurgiCare owns a 51% interest in Tuscarawas Ambulatory Surgery Center, LLC (Tuscarawas) located in Dover, Ohio. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in orthopedics, ear, nose and throat and general surgery utilize this facility. The surgeons performing surgery at the center generally charge their patients for the professional services they provide, while Tuscarawas only charges the patients for the facility fee. In 2003, there were 2,762 patients treated at Tuscarawas by approximately 25 doctors, 12 of which have an ownership interest in Tuscarawas.

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

SurgiCare believes that the following factors have contributed to the growth of ASCs:

     Cost-effective Alternative. ASCs are not usually saddled with the high cost and overhead of the ancillary services such as administration, laboratory, radiology, or dietary, that are generally found in the hospital settings. Therefore, surgery is generally less expensive than hospital inpatient surgery. In addition, SurgiCare believes that surgery performed at a freestanding ASC is also less expensive than hospital-based ambulatory surgery for a number of reasons, including:

•	Lower facility development costs;

•	More efficient use of staffing and space utilization; and

•	Specialized operating environment focused on cost containment.

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

     SurgiCare believes that because of the ease of admission and discharge, many physicians prefer ASCs. SurgiCare believes that such centers enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. This allows the physician to perform more surgeries in a defined period.

     In contrast, hospitals generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in an ASC because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.

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

BUSINESS PHILOSOPHY

     SurgiCare believes that physician owned and operated ASCs are typically profitable. This profitability results primarily from the fact that physicians who own and operate an ASC are the center’s most significant source of patients and benefactors. Generally, it is the operating physician, not the patient, who chooses the facilities where surgical procedures are to be done. Because this decision is made at the physician level, it is in fact the physicians bringing patients to the outpatient surgical facility.

     SurgiCare believes that ASCs receive their patient referrals almost exclusively from the operating physicians. Therefore, it becomes an extremely important role of a center’s management to insure that the operating physicians have everything they need, and that they are pleased with the results that they are able to obtain at the center. If management and the operating physicians are substantially the same, it becomes much easier to insure that physician needs are meet, and that their experiences at the centers are pleasant.

     Furthermore, SurgiCare believes that physicians become more cost conscious when they own and manage the ASCs in which they practice. This increased cost consciousness can have a significant positive effect on the overall profitability of the center without detrimentally affecting the patients.

     SurgiCare believes that the profitability of freestanding ASCs tends to make them attractive to acquirers. Nevertheless, following the acquisition of a physician owned center, evidence suggests that the typical center’s profitability will significantly decrease. SurgiCare believes that this typical decline in profitability can be explained, in part, because in many of such acquisitions, the operating physicians lose control of the center. After a typical acquisition of an ASC, the control of the center is typically vested in non-physician management. The factors motivating the physician users to insure the center’s profitability are therefore typically removed.

     SurgiCare’s management structure consists of physicians and healthcare professionals. SurgiCare’s management has substantial experience in the operation and management of ASCs. SurgiCare also expects that it will issue its own shares, or other equity interests to the physicians who own and operate other centers in which SurgiCare may acquire an interest. SurgiCare believes that it will thereby be able to substantially align the interests of SurgiCare’s management and shareholders with those of the physician owners of centers in which SurgiCare may acquire an interest. SurgiCare also presently intends to permit each surgery center to be substantially managed by its own board, which is anticipated to consist of a majority of physicians associated with the center and one or more representatives of SurgiCare. Based upon this approach, SurgiCare expects that it will benefit from the substantial unity of goals and motivations of its own management and shareholders with those of physicians who have previously owned and operated a freestanding center acquired, in whole or in part, by SurgiCare.

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

     SurgiCare intends to apply its philosophy in the acquisition, development and operation of physician owned/managed freestanding ASCs.

STRATEGY

     SurgiCare’s market strategy is to accelerate penetration of key markets and expand into new markets by:

•	Attracting and retaining top quality, highly productive surgeons and other physicians. Recognizing the importance of physician satisfaction, SurgiCare operates its facilities and has designed its operating model to encourage physicians to choose our facilities. SurgiCare has identified and seeks to accommodate the key factors in a physician’s decision making process, which SurgiCare believes includes quality of care, patient comfort, streamlined administrative processes, efficient operation and overall opportunity for increased physician productivity.

•	Enhance physician productivity. SurgiCare intends to enhance physician productivity and promote increased same-center volumes, revenues and profitability by increasing physician involvement, and creating operating efficiencies, including improved scheduling, group purchasing programs and clinical efficiencies.

•	Growth through selective domestic acquisitions and development of surgical facilities. SurgiCare typically targets the acquisition or development of surgery centers that provide high volume, non-emergency, lower risk procedures in several medical specialties. Our focus is on under-performing centers where acquisition prices are modest and the leverage returns for operational performance improvements is high. SurgiCare’s development staff first identifies existing centers that are potential acquisition candidates. The candidates are then evaluated against SurgiCare’s project criteria which may be expected to include several factors such as number of procedures currently being performed by the center, competition from and the fees being charged by other surgical providers, relative competitive market position of the surgery centers under consideration, ability to contract with payers in the market and state certificate of need (“CON”) requirements for development of a new center. SurgiCare is in the process of identifying ASCs as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of centers, although there are no signed letters of intent or any verbal offers to acquire such surgery centers. SurgiCare expects that the acquisition of other surgery centers will take the form of mergers, stock-for-stock exchanges or stock-for-assets exchanges and that in most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SurgiCare may, however, use other acquisition structuring techniques including purchases of assets or stock for cash or cash and stock, or through formation of one or more limited partnerships or limited liability companies. SurgiCare will typically acquire a minority interest in a particular center.

•	Enhance operating efficiencies. We use systems and protocols to enhance operating efficiencies at both existing and newly acquired or developed facilities. These systems and protocols include: patient scheduling and pre-certification process, block scheduling by physicians, dedicating multiple operating rooms to each physician to speed turn-around time, and not offering emergency room services which ensures ease in scheduling and availability. We believe that this focus on efficient operations increases our own profitability and encourages physicians to use our facilities by increasing their productivity. In addition, efficient operations are critical to our lower cost model and our competitive advantage in attracting and negotiating with payers.

•	Creation of operationally efficient clusters of ASCs. We seek to build a core management team in each geographical market, which will gain increased marketing and operational efficiencies as we add new centers to the market. Spreading the overhead burdens across more operating units not only reduces the total overhead per center but also allows us to attract increasingly more competent operating managers.

•	Diversification into complimentary healthcare businesses. SurgiCare expects to diversify into related healthcare markets and are targeting imaging centers and practice management companies. SurgiCare is looking to develop and/or acquire imaging centers that are in conjunction with our surgery centers. This will strategically position us to service medical outpatient needs and enhance the practices of the healthcare providers who utilize our services. SurgiCare is planning to expand into practice management, which is a core discipline that SurgiCare will need to continue to grow and be profitable. Servicing surgery centers with practice management functions can be a source of potential acquisitions.

ACQUISITION AND DEVELOPMENT OF SURGERY CENTERS

     SurgiCare’s development staff works to identify existing centers that are potential acquisition candidates and identify physician practices that are potential partners for new center development in the medical specialties that SurgiCare has targeted for development.

     The candidates are then evaluated against SurgiCare’s project criteria which may be expected to include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payers in the market and state CON requirements for development of a new center.

     In presenting the advantages to physicians of developing a new freestanding ASC in partnership with SurgiCare, we anticipate that our development staff will emphasize the following factors, among others:

1.	SurgiCare’s model of minority interest, allowing the physicians or limited partners to own a majority of the center.

2.	Simplified administrative procedures.

3.	The ability to schedule consecutive cases without preemption by inpatient or emergency procedures.

4.	Rapid turnaround time between cases.

5.	The high technical competency of the center’s clinical staff that performs only a limited number of specialized procedures, and state-of-the-art surgical equipment.

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

     SurgiCare, under previous management, developed Bellaire surgery center. SurgiCare, under current management developed Physicians Endoscopy Center, L.P. (“Physicians Endoscopy”). SurgiCare sold its interest in Physicians Endoscopy in June 2003 and SurgiCare acquired Memorial Village, San Jacinto and Tuscarawas as already established and operating surgery centers. SurgiCare’s current management has experience in developing surgery centers and was responsible for developing five new centers and managing two centers prior to working for SurgiCare.

     In addition, SurgiCare is opening the Tuscarawas MRI center to expand our operations in Dover, Ohio. Sixty percent of the funding is being provided by a third party lease finance company called Maxus Leasing Group (“Maxus”). The Maxus financing is a typical equipment lease financed over five years. The remaining portion of the funding was loaned to SurgiCare by a wholly-owned subsidiary of Brantley IV. Brantley IC and SurgiCare are negotiating regarding the terms of warrants to be issued by SurgiCare in connection with this loan.

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

SURGERY CENTER LOCATIONS

     The following table sets forth information related to SurgiCare’s surgical centers in operation as of December 31, 2003:

		Acquisition	SurgiCare
Name	Location	Date	Ownership
Bellaire SurgiCare	Houston, Texas	July 1999	100%
SurgiCare Memorial Village	Houston, Texas	Oct. 2000	60%
San Jacinto Surgery Center	Baytown, Texas	Oct. 2000	10%
Tuscarawas Ambulatory Surgery Center	Dover, Ohio	June 2002	51%

AAAHC ACCREDITATION

     Two of SurgiCare’s surgery centers are accredited by the Accreditation Association for Ambulatory Health Care Inc. (“AAAHC”). SurgiCare’s Bellaire and Memorial Village facilities are not yet accredited. SurgiCare will seek accreditation for the Bellaire facility upon completion of the facility’s renovation. In the future, SurgiCare’s Memorial Village facility will re-apply for accreditation. Although not required, SurgiCare believes that obtaining an AAAHC accreditation is useful in competing for, and contracting with, certain managed care organizations. SurgiCare, where practical, will strive to obtain AAAHC accreditation.

REVENUES

     SurgiCare’s principal source of revenues is a surgical facility fee charged to patients for surgical procedures performed in its surgery centers. SurgiCare depends upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of their patients. Patients are responsible for the co-payments and deductibles when applicable. The fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. In addition to the facility fee revenues, SurgiCare also earns management fees from its operating facilities and development fees from centers that it develops.

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

     The Department of Health and Human Services (“DHHS”) currently bases its reimbursement system to ASCs on a 1986 cost survey. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) requires that the current ASC reimbursement methodology based on cost surveys be replaced with a new ASC payment system that will be effective prior to 2008. This new system will be based on recommendations made by the General Accounting Office after studying the relative costs of procedures furnished in ASCs to those furnished in hospital outpatient departments. The new payment methodology could adversely impact surgery center reimbursement and therefore our financial condition, results of operations and business prospects. The MMA also reduces Medicare payments to ASCs by 1% starting April 1, 2004 and freezes the payment rates from October 1, 2004 through December 31, 2009.

     In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as preferred provider organizations (“ PPOs”), health maintenance organizations (“HMOs”) and other similar structures.

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

     SurgiCare believes that all payers, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of SurgiCare’s efforts to contract with healthcare payers, SurgiCare believes that its position as a low-cost alternative for certain surgical procedures should enable its current centers, and additional centers which it may acquire, to compete effectively in the evolving healthcare marketplace.

COMPETITION

     There are several companies, many in niche markets, that acquire existing freestanding ASCs. Many of these competitors have greater resources than SurgiCare. The principal competitive factors that affect the ability of SurgiCare and its competitors to acquire surgery centers are price, experience, reputation, and access to capital.

     SurgiCare’s most significant competitors include: Symbion, Inc., Amsurg Corporation, Surgis, Inc., Foundation Surgery Affiliates, Inc., HealthSouth Corporation, United Surgical Partners International, Inc., Dynacq Healthcare, Inc., NovaMed Eyecare, Inc., TLC Vision Corporation, LCA Vision, Inc., Hospital Partners of America, Inc. and National Surgical Care, Inc.

MANAGED CARE CONTRACTS

     SurgiCare’s participation in managed care contracts, often referred to as HMOs and PPOs, in most cases simply makes it more convenient and cost effective for a potential patient to allow their doctor to choose a SurgiCare facility. Participation in most managed care contracts is helpful, but not material to SurgiCare’s business. SurgiCare believes that its current centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to hospital-based surgery centers with which SurgiCare competes for managed care contracts. SurgiCare intends that any additional center, which it may acquire, will be similarly situated. In competing for managed care contracts, it is important that SurgiCare be able to show insurance companies that it provides quality healthcare at affordable, competitive prices.

GOVERNMENT REGULATION

     The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local levels. Regulatory activities affect the business activities of SurgiCare by controlling its growth, requiring licensure and certification for its facilities, regulating the use of SurgiCare’s properties, and controlling reimbursement to SurgiCare for the services provided at those facilities.

     Certificates of Need and State Licensing. CON regulations control the development of ASCs in certain states. CON statutes generally provide that prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health-planning agency based on a determination that a need exists for those facilities or services. SurgiCare expects that its development of ASCs will generally focus on states that do not require CONs. However, acquisitions of existing surgery centers, even in states that require CONs for new centers, generally do not require CON regulatory approval. There are currently 23 states that do not require CONs for ASCs. The large population states that require CON regulatory approval are New York, Michigan and Illinois.

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

     Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of healthcare providers. SurgiCare believes that its operations are in compliance with these laws in the states in which it currently does business. The National Association of Insurance Commissioners (the “NAIC”) recently endorsed a policy proposing the state regulation of risk assumption by healthcare providers. The policy proposes prohibiting providers from entering capitated payment contracts (which are contracts that compensate the provider based on the number of members in the plan rather than based on the services the provider performs) or other risk sharing contracts, except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, healthcare providers will be precluded from entering into capitated contracts directly with employers and benefit plans other than HMOs and insurance companies.

     SurgiCare and its affiliated groups currently do not and currently do not intend to enter into contracts with managed care organizations, such as HMOs, whereby SurgiCare and its affiliated groups would assume risk in connection with providing healthcare services under capitated payment arrangements, although certain of the subsidiaries of SurgiCare that will exist after the transactions currently do so, and may continue to do so in the future. If SurgiCare or its affiliated entities are considered to be in the business of insurance as a result of entering into such arrangements, they could become subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, which could have a material adverse effect upon SurgiCare’s ability to enter into such contracts. SurgiCare has not made a determination regarding whether it will be deemed to be in the insurance business after the transactions close.

     With respect to managed care contracts that do not involve capitated payments or some other form of financial risk sharing, federal and state antitrust laws restrict the ability of healthcare provider networks such as SurgiCare’s specialty physician networks to negotiate payments on a collective basis.

     Reimbursement. SurgiCare depends upon third-party programs, including governmental and private health insurance programs to reimburse its ASCs for services rendered to patients in its centers. In order to receive Medicare reimbursement, each ASC must meet the applicable conditions of participation set forth by DHHS relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site

Medicare certification surveys. SurgiCare’s existing centers are certified as Medicare providers. SurgiCare believes that its current centers will participate in Medicare and other government programs. However, SurgiCare’s current centers may or may not continue to qualify for participation in Medicare and other government programs. Additionally, the centers that SurgiCare acquires in the future may not qualify for participation in Medicare or other government programs.

     Medicare-Medicaid Illegal Remuneration Provisions. The anti-kickback statute makes unlawful knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate) directly or indirectly to induce or in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Violation is a felony punishable by a fine of up to $25,000 or imprisonment for up to five years, or both. The Medicare and Medicaid Patient Program Protection Act of 1987 (the “1987 Act”) provides administrative penalties for healthcare practices which encourage over utilization or illegal remuneration when the costs of services are reimbursed under the Medicare program. Loss of Medicare certification and severe financial penalties are included among the 1987 Act’s sanctions. The 1987 Act, which adds to the criminal penalties under preexisting law, also directs the Inspector General of the DHHS to investigate practices which may constitute over utilization, including investments by healthcare providers in medical diagnostic facilities and to promulgate regulations establishing exemptions or “safe harbors” for investments by medical service providers in legitimate business ventures that will be deemed not to violate the law even though those providers may also refer patients to such a venture. Regulations identifying safe harbors were published in final form in July 1991 (the “Regulations”).

     If an operating physician has a financial interest in a facility through a partnership interest or as a stockholder, the operating physician has the potential to benefit from the profitability of the facility. Where a physician is in a position to direct referrals or business to an entity or facility in which such physician has an ownership interest, and, therefore will benefit from the financial profitability of such entity or facility, there is risk under federal and state law, including the Medicare-Medicaid Illegal Remuneration Provisions. If the facility where a surgeon performs surgery is considered an extension of the surgeon’s practice, this may reduce the risk of a violation of the anti-kickback statutes of the Medicare-Medicaid Illegal Remuneration Provisions.

     The Regulations set forth two specific exemptions or “safe harbors” related to “investment interests”: the first concerning investment interests in large publicly traded companies ($50 million in net tangible assets) and the second for investments in smaller entities. The corporate structure of SurgiCare and its centers meet all of the criteria of either existing “investment interests” safe harbor as announced in the Regulations.

     While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to SurgiCare or its subsidiaries. There is safe harbor protection under the anti-kickback statute for physician-owned ASCs that are structured to meet certain tests set out in the regulations. SurgiCare’s surgery centers may not currently satisfy all components of the tests for the safe harbor applicable to the ASCs. Nonetheless, SurgiCare believes that it is in compliance with the current requirements of the anti-kickback statute.

     Notwithstanding SurgiCare’s belief that the relationship of physician partners to SurgiCare’s surgery center should not constitute illegal remuneration under the anti-kickback statute, no assurances can be given that a federal or state agency charged with enforcement of the anti-kickback statute or similar state laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners’ ownership interest in SurgiCare to become illegal, or result in the imposition of penalties on SurgiCare or certain of its facilities. Even the assertion of a violation could have a material adverse effect upon SurgiCare.

     Prohibition on Physician Ownership of Healthcare Facilities. The “Stark II” provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit a referral by a physician for “designated health services” to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. A referral under Stark II that does not fall within an exception is strictly prohibited. This prohibition took effect on January 1, 1995. Sanctions for violating Stark II can include civil monetary penalties and exclusion from Medicare and Medicaid.

     Ambulatory surgery is not identified as a “designated health service” and Stark II regulations state that items and services provided in any ASC and reimbursed under the composite payment rate are not designated health services. Because all items and services provided at SurgiCare’s surgery centers are billed to Medicare under a composite payment rate, as discussed below, SurgiCare believes that it is not subject to the physician self-referral restrictions set forth in Stark II. However, in the event that SurgiCare in the future offers services that are not ASC services covered by a composite payment rate and are “designated health services” under Stark II, SurgiCare would be subject to the Stark II physician self-referral prohibition with respect to those services.

     Medicare pays ASCs a composite rate, or fixed facility payment, as payment in full for all items and services furnished to a patient in connection with a surgical procedure. For example, the Medicare ASC facility fee includes payment for all lab work that might be furnished in connection with a surgical procedure. As such, the physician who furnishes a surgical procedure in an ASC in which he or she has an ownership interest has no incentive to unnecessarily order lab services. The Centers for Medicare and Medicaid Services (“CMS”) cited this as the primary basis for expressly protecting ASC services, and items and services that otherwise would constitute designated health services when furnished in the ASC setting.

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

     However, unfavorable future Stark II regulations or subsequent adverse court interpretations concerning the Stark II law or regulations or similar provisions found in similar state statutes could prohibit reimbursement for treatment provided by the physicians affiliated with SurgiCare or its current or future centers to their patients. The negative effect of such unfavorable future Stark II regulations or court rulings may be that investor physicians would not admit their patients to SurgiCare ASCs because of the prohibition on reimbursement for services. This would have a chilling effect on the revenues of SurgiCare and would make its continuing viability questionable. However, due to the positive financial benefits ASCs offer over hospitals, as discussed in “Industry Overview” in this section, SurgiCare believes it is unlikely that the legislature or court will take such unfavorable actions because of the overwhelming financial benefits enjoyed by Medicare by allowing procedures to be performed at ASCs.

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

     Administrative Simplification and Privacy Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and in August 2002 published revisions to the final rules. These final health privacy regulations generally require compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information. In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 have until October 16, 2003 to comply with the regulations. SurgiCare filed extensions for its centers before October 16, 2002, and we believe that we were in compliance with the standards by October 16, 2003. We believe that the cost of compliance with these regulations will not have a material adverse effect on our business, financial position or results of operations. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

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

     SurgiCare is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payers that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors.

     Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff (a private person suing on the government’s behalf under a statute that assigns a certain part of the penalty award to the government). Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the anti-kickback statute and Stark II should also be prosecuted as violations of the federal False Claims Act. Even though SurgiCare believes that it has procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws and regulations defining the proper parameters of proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite SurgiCare’s best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

     SurgiCare does not believe it has materially failed to comply with the any of the regulations described above during the past two years.

EMPLOYEES

     As of December 31, 2003, SurgiCare and its subsidiaries employed approximately 96 persons, 67 of whom were full-time employees and 29 of whom were part-time employees. Of the above, eight were employed at SurgiCare’s corporate office in Houston, Texas and the remaining employees were employed by SurgiCare’s surgery centers. These employees work in the following positions: corporate management (8); business office (14); administrators (4); nurses (47); and technicians (23). SurgiCare believes its relationship with its employees to be good. SurgiCare does not have any employment or labor contracts, except for its Chief Executive Officer (see Note 18 to the accompanying financial statements). Additionally, SurgiCare does not currently plan on having any such contracts with any operating physician on staff at any of its facilities. At this time, SurgiCare believes that all of its nurses and other employees have at-will employment relationships with the SurgiCare.

PHYSICIAN STOCKHOLDERS

     SurgiCare has never entered into any arrangement, nor does it plan on entering into any arrangement with any physicians that operate at any of its facilities, to assure their continued use of its facilities. However, many of the surgeons operating in SurgiCare facilities own SurgiCare common stock. Depending on SurgiCare’s profitability, the potential exists for all stockholders, both physician and non-physician, to benefit financially.

     Surgeons specializing in podiatry, orthopedics, pain management, gynecology, ophthalmology, reconstructive, as well as general surgery, utilize SurgiCare’s facilities. SurgiCare is not dependent on the revenue generated by patients brought by any single operating physician. At certain facilities, SurgiCare derives a large portion of its revenue from procedures performed within specific specialties. Currently, podiatry and pain management are the dominant specialties at Bellaire. Since Bellaire has over twenty podiatrist and three pain management physicians bringing patients to the surgery center, none are considered to be a major customer.

ITEM 2. DESCRIPTION OF PROPERTY

     In 2003, SurgiCare’s principal office was located at 12727 Kimberley Lane, Suite 200, Houston, Texas, 77024. This property is approximately 3,900 square feet, located on the 2nd floor of the Kimberley Medical Office Building above our Memorial Village surgery center. The property was leased from an unaffiliated third party. Annual rental of $55,272.96 was payable monthly in the amount of $4,606.08. The Kimberley Medical Office Building Lease terminates at the end of July 2004, at which time SurgiCare will move its principal business office to 10700 Richmond, Suite 300, Houston, Texas 77042. The Richmond property is approximately 21,118 square feet, located on the third floor of the building. This property is leased from an unaffiliated third party for an initial term that expires in September 2011. Annual rental of $295,652.04 is payable monthly in the amount of $24,637.67 for months 1 through 38, and annual rental in the amount of $316,770 is payable in the amount of $26,397.50 for months 39 through 86. Additionally, a rental credit for the Kimberley Lane lease in the amount of $1,345,373.33 shall be applied to the rent in equal monthly increments of $4,976.79 for 27 consecutive months commencing upon the first month of the lease. SurgiCare maintains commercial general liability insurance, all risk property insurance, and other insurance on its property in an amount deemed adequate by SurgiCare. SurgiCare has also entered into a sublease agreement with MBS for 12,403 square feet of the Richmond property. The sublease will terminate upon the sooner of (i) the consummation of the merger contemplated by the Restructuring, or (ii) such time as SurgiCare, for any reason, is no longer the lawful lessee of the premises. MBS is currently paying SurgiCare a monthly rent equal to MBS’s pro rata share of the rent for the 21,118 square foot property. The four surgery centers in operation at July 8, 2004, lease space ranging from 10,000 to 14,000 square feet with remaining lease terms ranging from month-to-month to 8 1/2 years.

     In June 2002, SurgiCare acquired five properties from American International Industries, Inc., (“AII”) Texas Real Estate Enterprises, Inc. and MidCity Houston Properties, Inc. in exchange for 1.2 million shares of Series AA Redeemable Preferred Stock. The land holdings are undeveloped properties. The properties include 735.66 acre tract of vacant land located on the east side of a shell paved road leading to the Anahuac National Wildlife Refuse, approximately two miles South of FM 1985, in Chambers County, Texas; a 22.38 acre tract of land located on the east side of US 59 at the Old Humble/Atascocita Road exit, and an adjacent 14.25 acre tract of land on the west side of Homestead Road in Houston, Harris County, Texas; a 22,248 square foot tract of land located on the northeast corner of Almeda Road and Riverside Drive, in Houston, Harris County, Texas; four tracts of land totaling 26.856 acres located on the southeast, northwest, and northeast corners of Airport Boulevard and Sims Bayou and east side of 4th Street south of Airport Boulevard in Houston, Harris County, Texas; and a 12.216 net acre tract of land located on the southwest corner of Airport Boulevard and Sims Bayou, Houston, Harris County, Texas. SurgiCare currently has contracts to sell two of these properties – the tract adjacent to the Anahuac National Wildlife Refuge and the tract on Almeda Road. Pursuant to a December 11, 2002 agreement, American International Industries, Inc. guaranteed a resale price on the land of $4 million and agreed to make up any shortfall.

    On June 23, 2004, SurgiCare entered into an agreement with AII, which is the sole owner of all outstanding Series AA preferred stock, pursuant to which SurgiCare will issue 8,750,000 shares of its common stock (prior to giving effect to the Reverse Stock Split) to AII in exchange for the conversion of all 900,000 shares of Series AA preferred stock. The conversion of the Series AA preferred stock to common stock will take place upon the later to occur of the approval for listing of the shares of common stock on the AMEX or the fulfillment by AII of its obligations under the agreement to acquire the aforementioned properties and to assume or eliminate SurgiCare’s obligations with respect thereto, and to pay SurgiCare $250,000. Upon compliance by AII with these obligations, SurgiCare will transfer the properties to AII, and AII will have no further obligations regarding the resale guarantee of the properties in the December 11, 2002 agreement. If the conversion does not occur by July 30, 2004, SurgiCare is required by the certificate of designations of the Series AA preferred stock filed pursuant to the agreement to either convert or redeem 300,000 shares of Series AA preferred stock on each of July 30, 2004, June 4, 2005, and June 4, 2006. Each share of Series AA preferred stock would be convertible into the number of shares of common stock determined by the following formula: $5.00 divided by the greater of (a) the average of the closing price of the common stock on the twenty trading days immediately preceding the conversion date or (b) $0.41. The redemption price of each share of Series AA preferred stock would be $5.00. The real property purchase agreement relating to the Properties between AII and SurgiCare states that AII will indemnify SurgiCare for expenses involved in the settlement of the termination of the contracts for the sale of the tract adjacent to the Anahuac National Wildlife Refuge and the tract on Almeda Road.

ITEM 3. LEGAL PROCEEDINGS

     In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc. MarCap has sued for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36. SurgiCare has paid $53,832.34 of this balance and settlement has been reached whereby SurgiCare will pay MarCap $150,000 over the next year with interest at 10%, with an underlying settlement of approximately $200,000 in the event of a breach in the payment plan. A balance of $48,890.84 remains on this settlement as of July 19, 2004.

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

     On February 10, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled S.E. Altman v. SurgiCare. S.E. Altman has sued for breach of contract, alleging that SurgiCare did not pay monies owed under a “Finders Fee Contract.” Plaintiff asserts damages in the amount of $217,000, plus interest and attorneys’ fees. International Diversified Corporation, Limited has indemnified SurgiCare with respect to any fees owed to Altman under the Finders Fee Contract. The case has been dismissed in favor of arbitration. In March 2004, the parties executed a Settlement Agreement and Release of Claims to resolve the dispute in which SurgiCare agreed to issue Mr. Altman 540,000 shares of common stock to be registered with the Securities and Exchange Commission on Form S-8.

     On April 14, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involves allegations that SurgiCare defaulted on its loan agreement. The plaintiffs in the New York case are suing SurgiCare for $834,252 representing the loan amount and interest, plus $219,000, representing damages for “No-filing Charges” and “Non-Effective Charges” under the contract. SurgiCare’s lawsuit in Texas asserted that the loan agreement is usurious. The parties signed an agreement to settle this matter, which will close after the consummation of the Transactions. Pursuant to this settlement, SurgiCare will pay Plaintiffs $220,000 in cash and issue 2,100,000 shares of SurgiCare common stock (210,000 shares after giving effect to the reverse stock split contemplated in connection with the merger and equity transactions set forth above), to be paid and issued after the closing of such transactions.

     On November 24, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled Vincent A. Giammalva, Trustee v. SurgiCare, Inc., Keith G. LeBlanc, and Phillip C. Scott; in the 344th Judicial District Court of Chambers County, Texas. This case involves allegations that SurgiCare defaulted on a contract to sell a parcel of real estate to plaintiff. Plaintiff also claims that LeBlanc and Scott committed fraud. SurgiCare states that it could not sell the parcel of land because of a lien on the property. The plaintiff seeks specific performance, forcing SurgiCare to sell the property, as well as actual damages. SurgiCare is negotiating with the plaintiff in an effort to settle this matter. AII has agreed to indemnify SurgiCare, Inc., Keith LeBlanc and Phillip Scott for all claims asserted in this litigation by agreement dated June 23, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     In April 2000, the company began trading on the OTC Bulletin Board. In July 2001, SurgiCare qualified for listing on the American Stock Exchange (“AMEX”) and began trading on this exchange at that time under the symbol SRG. The following table sets forth the high and low sales prices relating to SurgiCare’s common stock for the last two fiscal years:

FISCAL 2004

	HIGH	LOW
Quarter ended March 31, 2004	$0.67	$0.35
Quarter ended June 30, 2004	$0.52	$0.31

FISCAL 2003

	HIGH	LOW
Quarter ended March 31, 2003	$0.50	$0.27
Quarter ended June 30, 2003	$0.45	$0.23
Quarter ended September 30, 2003	$0.54	$0.22
Quarter ended December 31, 2003	$0.72	$0.36

FISCAL 2002

	HIGH	LOW
Quarter ended March 31, 2002	$2.50	$1.90
Quarter ended June 30, 2002	$3.70	$1.76
Quarter ended September 30, 2002	$2.68	$0.30
Quarter ended December 31, 2002	$0.93	$0.22

HOLDERS

     SurgiCare believes that as of March 31, 2004, there were approximately 402 holders of record of the Company’s Common Stock and one holder of the Company’s Series AA Preferred Stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

     The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, changes in federal or state healthcare laws and regulations or third party payer practices, our historical and current compliance with existing or future healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-KSB/A will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by management or any other person that our objectives and plans will be achieved. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Critical Accounting Policies

     In December 2001, the SEC requested that reporting companies discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is important to the portrayal of a company’s financial condition and operating results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 to the accompanying Consolidated Financial Statements. Our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements. Therefore, actual results may differ from those estimates.

     Revenue Recognition - Revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers.

     Investment in Limited Partnerships - The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, SurgiCare could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, SurgiCare recorded them as investments in limited partnerships.

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

Overview

     SurgiCare’s principal business strategies are to (a) increase physician utilization of existing facilities, (b) increase both the revenue and profits from current cases and procedures being performed in existing facilities, (c) achieve growth and expand revenues by pursuing strategic acquisitions of existing, and the development of new, physician owned ambulatory surgical centers, and (d) expand into related healthcare facilities, including imaging and practice management.

     Surgical supply costs are the single largest cost component of any ambulatory surgical center. Therefore, SurgiCare’s goal is to minimize the cost of surgical supplies. Through participation in national buying groups, SurgiCare has been able to negotiate discounts on most of the commonly used surgical supplies. SurgiCare has also implemented a “Just in Time” approach to inventory. This allows the center to minimize the amount of supplies that it is required to keep in inventory.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.

	2003	2002
Revenues, net	100.00%	100.00%
Expenses:
Direct Cost of Services	56.16%	46.55%
General & Administrative Expenses	75.64%	106.54%
Other Operating Expenses	8.97%	31.60%
Total Operating Expenses	140.77%	184.69%
Operating Loss	-40.77%	-84.69%
Other Loss	-21.03%	-12.62%
Minority Interest in Losses of Limited Partnerships	—	6.77%
Loss Before Federal Income Tax Expense	-61.80%	-90.54%
Federal Income Tax Benefit:
Current	-2.15%	-1.94%
Deferred		-11.99%
Net Loss	-59.65%	-76.60%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 (“2003”) vs. YEAR ENDED DECEMBER 31, 2002 (“2002”)

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

     Following a change in management of the Company in September 2002, the Company determined that it needed to revise the assumptions used in estimating contractual allowances resulting in a more conservative method of estimating contractual allowances based on a rolling average ratio of actual cash collections to related billed charges. The adoption of this policy resulted in insurance contractual allowances being increased by approximately $2.17 million, or approximately 6% of gross billings. This increase in allowances did not represent a material change in the revenues and collections of the Company.

     The increase in contractual allowances was a result of a change in internal controls as disclosed in Item 14 of our Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company’s management determined that it was in the best interest of the Company to use a conservative method of estimating such contractual allowances. The method uses a rolling average based upon the trend of actual cash collected compared to related billings.

     The previous method used to calculate the allowances was based upon evaluating the historical contractual allowances by payer classification. An historical trend analysis based on the weighted average contractual allowance was then performed to test for reasonableness. Using the previous method which relied more on historical contractual allowance trends, prior management believed that increases in accounts receivable in 2001 and 2002 had been the result of poor collections procedures. When changes in collections procedures failed to sufficiently improve cash collections, prior management recorded increases in doubtful accounts in 2002, as described under the caption “General and Administrative Expenses” below.

     Current management changed its procedure to estimate contractual allowances in 2002 and to base contractual allowances on actual cash collections against gross billings for services. This change shifted emphasis away from reliance on historical allowances and emphasized recent collection history. This did not represent a correction of error but an improvement on the estimation of the contractual allowances. The Company has made changes to its internal controls in this area by measuring the actual collections against the gross billings on a rolling average on a quarterly basis, which accounts for changes in payer and services mix that directly affect the contractual allowance.

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

     General and Administrative Expenses. General and administrative costs decreased $6,207,882, or 50.4% to $6,100,192 in 2003 from $12,308,073 in 2002. The decrease is primarily due to charges of $5.4 million to bad debt expense taken in 2002 related to a change in the Company’s policies regarding doubtful accounts. Additionally, professional fees decreased by $1.1 million in 2003 compared to 2002, where the Company incurred substantial professional fees in 2002 related to raising equity, medical oversight and legal issues. These expense decreases were partially offset by an increase of approximately $445,000 in expenses related to Tuscarawas (of which $233,000 included an increase in rent), which was acquired in June 2002.

     In early 2002, the Company’s existing management implemented a centralization of the collection functions of its centers and an outsourcing of the collection of certain aged receivables. Because the new collection functions were largely unsuccessful in reducing aged receivables, the Company recorded significant expenses for doubtful accounts beginning in the second quarter of 2002, which totaled $5.75 million for doubtful accounts for the year ended December 31, 2002.

     In September 2002, the Company’s new management revised its assumptions in estimating doubtful accounts. Prior estimates of doubtful accounts were based on trend analysis of the Company’s historic experience by payer category and made an exception for the aged receivables based on the expectation of increased collection through revised collection procedures. The new policy heavily discounted the receivables over 60 days. Management considers this change in estimates to be a more conservative valuation of net accounts receivable.

     Other Operating Expenses.

     Loss on sale of assets. In August 2003, the Company sold a promissory note with a face amount of $223,177 to International Diversified Corporation (“IDC”) for $160,000, incurring a loss of $63,177. The Company also agreed to release IDC from its $400,000 obligation to the Company, which had been included in other receivables. In addition to the cash consideration, SurgiCare was released from any and all obligations regarding the raising of additional funds for working capital and was released of all liabilities regarding the lawsuit filed by IDC claiming breach of contract requesting the return of $1 million or 2,439,024 shares under a previous agreement with IDC and American International Industries, Inc. A total loss of $463,177 was recorded as a loss on sale of assets. As part of the sale agreement, the Company was released of any liability of the center and removed as a guarantor on the center’s bank note payable. Other than IDC’s ownership of certain shares of the Company’s common stock, IDC has no relationship with the Company.

     Loss (gain) on sale of partnership interests. In June 2003, the Company sold its 10% interest in Physician’s Endoscopy Center, Ltd for $425,000 and recognized a gain on the sale of $319,086. As part of the sale agreement, the Company was released of any liability of the center and removed as a guarantor on the center’s bank note payable. In 2002, the Company sold its 20% interest in Bayside Surgical Partners, LP for a loss of $169,934.

     Loss on terminated acquisition. In 2002, the Company incurred a loss of $1,977,382 associated with its termination of the Aspen Healthcare acquisition.

     Impairment on investment in land. In 2002, under the Company’s previous management, the Company acquired five tracts of land. Management’s purpose for acquiring the land was for the future development of additional surgery centers for the Company. Management obtained an appraisal from Associated National Appraisal Services, Inc. in January 2002, to determine the fair market value of the transaction to purchase the land. The land was acquired from Texas Real Estate Enterprises, Inc. and MidCity Houston Properties, Inc. The Company has no relationship with either of these entities, other than the purchase of this land.

     The Company entered into a resale guarantee agreement with American International Industries, Inc., as a part of the agreement of December 11, 2002, described below. The guarantee provides the Company with a land resale guarantee if, by June 1, 2006, the Company is unable to sell any or all of the tracts of land for net sales proceeds of less than $4,000,000. If the net sales proceeds are less than $4,000,000, American International Industries, Inc. agrees to compensate the Company in an amount equal to the difference between $4,000,000 and the net sales proceeds received by the Company from the sale of any of the land prior to June 1, 2006. The Company believes that “net sales proceeds,” as used in the guarantee agreement, means gross sales proceeds minus any direct sales costs. American International Industries, Inc. shall have the option to make such payment in the form of shares of the Company’s common stock valued at $0.41 per share or cash. In the event that American International Industries, Inc. does not own any of the Company’s common stock on that date, it agrees to pay such difference in cash. Other than this guarantee and its ownership of certain shares of the Company’s common and Series AA Preferred stock, American International Industries, Inc. has no relationship with the Company.

     The land was re-appraised in November 2002, in connection with a refinancing and at the request of a lender. The Company’s new management determined that the development of surgery centers on these locations was not in the best interest of the Company. The new management determined that the Company would be better served by selling the land and using the proceeds to help fund the operations of the Company.

     The Company incurred an impairment of its investment in land of $1,500,000 during the third quarter of 2002 to reflect the investment’s estimated valuation at that time. In September 2003, the Company recorded additional impairment on its investment in land amounting to $579,385. Such impairment was based on the information gathered during the marketing of the land holdings. This information indicated that SurgiCare would not receive in excess of the land resale guarantee from AII, and thus the value was written down to the resale guarantee amount of $4 million.

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

     Other Income (Loss). Total Other Expense increased $237,384, or 16.3% to $1,695,667 in 2003 from $1,458,283 in 2002 primarily due to the following:

     In 2003, the Company’s equity in earnings (losses) from limited partnerships was $194,444 compared to $(103,874) in 2002. In 2003, the limited partnerships (in which the Company had a 10% equity interest) were profitable, in contrast to 2002 when losses were incurred, resulting primarily from the centers’ adoption of the Company’s policies and procedures surrounding contractual allowances, provision for doubtful accounts and inventory valuation. Additionally, the Company recorded a loss of approximately $40,000 for its 10% interest in Physicians Endoscopy Center, which was a start up center and began operations in December 2002.

     Interest expense increased $563,255, or 41.4% to $1,922,315 in 2003 from $1,359,060 in 2002 due to additional borrowings to complete an acquisition, to attempt to acquire Aspen Healthcare, and to finance the Company’s working capital needs during 2003.

     Minority Interest in Earnings (Losses) of Partnerships. In 2003, no credit for minority interest in losses of partnerships was recorded because cumulative losses exceeded the limited partners’ minority interest in equity capital of the partnerships. In 2002, $782,386 was recorded due to significant losses incurred by the partnerships (whose financial results are consolidated with the Company’s), resulting primarily from the partnerships’ adoption of the Company’s policies and procedures surrounding contractual allowances, provision for doubtful accounts and inventory valuation.

     Federal Income Tax. In 2003, the Company recorded a tax benefit of $173,407, or 3.5% of its pre-tax loss of $4,983,624. In 2002, the Company recorded a tax benefit of $1,609,576, or 15.4% of its pre-tax loss of $10,459,194. In both years, the percentage is less than the normally expected rate due to valuation allowances against the Company’s deferred tax assets.

     Net Loss. Due to the factors discussed above, the Company’s net loss in 2003 decreased to a loss of $4,810,217 compared to a net loss of $8,849,618 in 2002.

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

     As of December 31, 2003, the Company had cash and cash equivalents of $141,553 and negative working capital of $10,498,027. SurgiCare has a total of $6,928,542 in long-term debt and an additional $1,331,475 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation and DVI Financial Services, Inc. (“DVI”). On August 25,2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws. IPS and SurgiCare completed negotiations with DVI which resulted in a decrease of their combined debt of approximately $10.1 million to a combined payout of approximately $6.5 million including a buy-out of the revolving lines of credit. As part of that agreement, the companies have executed a new loan agreement with U.S. Bank Portfolio Services (“USBPS”), as servicer for payees, for payment of the revolving line of credit and renegotiated the term loan amounts. The sum due to DVI at the closing of the aforementioned merger and equity transactions is $2,000,000. As a part of that transaction, the companies have signed a term sheet for a new revolving line of credit, which will be used to pay off the DVI revolving line of credit.

     The Company has financed its working capital needs primarily though the issuance of equity, secured and/or convertible debt. See CHANGE OF CONTROLS under Item 14 – Controls & Procedures. As of December 31, 2003, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in the future, due to its debt load, it is not able to fund its current operations solely from its cash flow.

     On March 6, 2003, the Company received a $1.2 million investment from existing physician shareholders, local physicians, and select individuals. The investment was made via a private placement, under which 3,418,544 shares of the company’s common stock were issued. The shares are restricted under Rule 144. In addition, the investors received a warrant for every two shares of common stock purchased. The warrants are exercisable for one year and are priced at $0.35. The proceeds of the financing are being used for working capital purposes.

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

     The Company believes that additional sales of debt and/or equity securities will be required to continue operations. The Company has arranged the Restructuring which, if consummated, will involve an equity investment and recapitalization of the Company. See Item 1 Description of Business – Proposed Restructuring Transactions, page 3. The Company believes that, after the equity financing, it will have sufficient cash to fund operations for approximately twelve months following the Restructuring. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

ITEM 7. FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors
SurgiCare, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of SurgiCare, Inc. and Subsidiaries as of December 31, 2003 and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that SurgiCare, Inc. and Subsidiaries will continue as a going concern. As described more fully in Note 2, the Company has incurred operating losses, cash deficits from operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The consolidated financial statements do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mann, Frankfort, Stein & Lipp CPAs, LLP
Houston, Texas
March 18, 2004

Independent Auditors’ Report

The Board of Directors
SurgiCare, Inc.
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of SurgiCare, Inc. and Subsidiaries as of December 31, 2002 and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that SurgiCare, Inc. and Subsidiaries will continue as a going concern. As described more fully in Note 2, the Company has incurred operating losses, cash deficits from operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The consolidated financial statements do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 19, 2003

SURGICARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$141,553	$262,327
Accounts Receivable:
Trade (less allowance for contractual adjustments and doubtful accounts of $3,768,846 and $6,496,000 at December 31, 2003 and 2002, respectively)	1,309,682	1,324,944
Other	59,909	398,834
Note receivable		223,178
Income tax receivable	159,846
Inventory	338,470	397,772
Prepaid expenses	133,293	69,380
Other current assets	23,027	76,313

Total Current Assets	2,165,780	2,752,748

Property and Equipment
Office furniture and equipment	399,912	378,901
Medical and surgical equipment	3,748,559	3,576,721
Leasehold improvements	946,890	941,440
Computer equipment and software	382,263	377,495
Transportation equipment	19,015	19,015

	5,496,639	5,293,572
Less: Accumulated depreciation and amortization	3,237,657	2,468,662

	2,258,982	2,824,910
Goodwill	8,105,735	8,045,735
Real Estate	4,000,000	4,579,385
Investment in Limited Partnerships	381,434	306,654
Advances to Limited Partners	440,423	403,748
Loan Fees (net of amortization of $198,249 and $108,321 in 2003 and 2002, respectively)	103,788	193,716

	$17,456,142	$19,106,896

SURGICARE, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2003	2002
LIABILITIES
Current Liabilities
Accounts payable	$2,864,199	2,362,378
Accrued expenses	1,274,340	472,645
Lines of credit	1,331,475	1,665,657
Current maturities of long-term debt	6,928,542	6,295,389
Current portion of capital leases	265,251	313,725
Payable to a related party		116,909

Total Current Liabilities	12,663,807	11,226,703
Long-Term Capital Lease Obligations	103,341
Long-Term Debt		454,328
Minority Interest in Partnerships

	12,767,148	11,681,031
SHAREHOLDERS’ EQUITY
Preferred Stock, Series A, par value $.001, 1,650,000 authorized; 1,137,700 and 1,225,100 issued and outstanding at December 31, 2003 and 2002; respectively; redemption and liquidation value $5,688,500 and $6,125,500, respectively	1,138	1,225
Preferred Stock, Series AA, par value $.001, 1,200,000 authorized; 900,000 issued and outstanding at December 31, 2003 and 2002	900	900
Common Stock, par value $.005, 50,000,000 shares authorized; 27,082,843 issued and 26,991,443 outstanding at December 31, 2003; 21,327,131 issued and 21,252,131 outstanding at December 31, 2002	135,414	106,635
Additional Paid-In Capital	17,116,523	15,065,801
Retained Earnings (Deficit)	(12,518,413)	(7,708,196)
Less: Treasury Stock — at cost, 91,400 and 75,000 shares at December 31, 2003 and 2002, respectively	(38,318)	(32,250)
Less: Shareholder receivables	(8,250)	(8,250)

	4,688,994	7,425,865

	$17,456,142	$19,106,896

See notes to consolidated financial statements.

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2003	2002
Revenues:
Surgical, net	$7,772,955	$11,164,043
Management fees	291,568	388,396

	8,064,523	11,552,439

Direct Cost of Revenues:
Surgical costs	1,629,661	2,714,809
Clinical salaries and benefits	1,928,822	1,702,718
Other	970,161	960,671

	4,528,644	5,378,198

General and Administrative Expenses:
Salaries and benefits	1,576,831	1,604,562
Management and affiliation fees	110,829	130,979
Rent	931,425	741,124
Depreciation	768,996	671,880
Amortization	89,928	73,851
Professional fees	1,097,264	2,223,374
Provision for doubtful accounts	289,823	5,753,734
Other	1,235,096	1,108,569

	6,100,192	12,308,073

Other Operating Expenses:
Loss on sale of assets	463,346	2,149
Loss (gain) on sale of partnership interests	(319,086)	169,934
Loss on terminated acquisition		1,977,382
Impairment on investment in land	579,385	1,500,000

	723,645	3,649,465

Total Operating Expenses	11,352,481	21,335,736

Operating Loss	(3,287,958)	(9,783,297)

Other Income (Expense)
Miscellaneous income	32,205	4,651
Equity in earnings (loss) of limited partnerships	194,444	(103,874)
Interest expense	(1,922,315)	(1,359,060)

	(1,695,667)	(1,458,283)

See notes to consolidated financial statements.

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	For the Year Ended
	December 31,
	2003	2002
Loss Before Minority Interest and Federal Income Tax Benefit	(4,983,624)	(11,241,580)
Minority Interest in Loss of Partnerships		782,386

Loss Before Federal Income Tax Benefit	(4,983,624)	(10,459,194)

Federal Income Tax Benefit
Current	(173,407)	(224,576)
Deferred		(1,385,000)

	(173,407)	(1,609,576)

Net Loss	$(4,810,217)	$(8,849,618)

Net Loss Per Share — Basic	$(.19)	$(.56)

Net Loss Per Share — Diluted	$(.19)	$(.56)

Weighted Average Common Shares Outstanding
Basic	24,754,050	15,831,748

Diluted	24,754,050	15,831,748

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2003 and 2002

	$.001		$.001		$.005
	Series A		Series AA		Par Value
	Preferred		Preferred		Common		Additional		Retained
	Stock		Stock		Stock		Paid-In	Treasury	Earnings	Shareholder	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)	Receivables	Equity
Balance — January 1, 2002	1,316,100	$1,316			14,089,320	$70,446	$4,991,301		$1,141,422	$(8,250)	$6,196,235
Issuance of preferred stock for land			1,200,000	$1,200			5,998,800				6,000,000
Sale of common stock					3,039,024	15,195	1,955,805				1,971,000
Conversion of preferred stock	(91,000)	(91)	(300,000)	(300)	3,749,537	18,748	(18,357)
Exercise of warrants					125,000	625	11,875				12,500
Issuances of stock for consulting services					136,250	681	220,360				221,041
Issuances of stock and warrants for acquisitions					188,000	940	770,313				771,253
Issuances of warrants							923,114				923,114
Beneficial conversion feature of debt							212,590				212,590
Purchase of treasury stock								$(32,250)			(32,250)
Net loss									(8,849,618)		(8,849,618)

Balance — December 31, 2002	1,225,100	$1,225	900,000	$900	21,327,131	$106,635	$15,065,801	$(32,250)	$(7,708,196)	$(8,250)	$7,425,865

Sale of common stock					3,418,544	17,093	885,992				903,085
Warrants issued in connection with sale of common stock							236,811				236,811
Warrants issued in connection with debt							76,834				76,834
Beneficial conversion feature of debt							123,566				123,566
Exercise of warrants					1,384,990	6,925	299,723				306,648
Issuances of stock for consulting services					952,178	4,761	427,796				432,557
Redemption of preferred stock	(87,400)	(87)									(87)
					188,000	940	770,313				771,253
Purchase of treasury stock								(6,068)			(6,068)
Net loss									(4,810,217)		(4,810,217)

Balance — December 31, 2003	1,137,700	$1,138	900,000	$900	27,082,843	$135,414	$17,116,523	$(38,318)	$(12,518,413)	$(8,250)	$4,688,994

See notes to consolidated financial statements.

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2003	2002
Cash Flows From Operating Activities
Net loss	$(4,810,217)	$(8,849,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (earnings) loss of limited partnerships	(194,444)	103,874
Minority interest in loss of partnerships		(782,386)
Depreciation and amortization	858,924	745,731
Amortization of debt discount	95,134
Interest expense recognized on beneficial conversion features on notes payable	123,566
Provision for doubtful accounts	289,823	5,753,734
Deferred federal income tax (benefit)		(1,385,000)
Loss (gain) on sale of interest in limited partnerships	(319,086)	169,934
Loss on sale of assets	463,346	2,118
Loss on terminated acquisition		1,977,382
Impairment on investment in land	579,385	1,500,000
Other	(256)
Change in:
Accounts receivable	(335,636)	(1,166,934)
Income tax receivable	(159,846)
Inventory	59,302	230,804
Prepaid expenses	(63,913)	113,350
Other current assets	16,612	(163,170)
Loan fees		(139,537)
Accounts payable	852,468	1,555,074
Federal income tax payable		(224,576)
Accrued expenses	801,695	96,767

Net Cash Used in Operating Activities	(1,743,143)	(462,422)

Cash Flows From Investing Activities
Purchase of Tuscarawas		(426,859)
Capital expenditures	(46,712)	(226,203)
Distributions from partnerships	13,750	81,000
Investment in limited partnerships		(14,865)
Sale of note receivable	160,000
Proceeds from sale of interest in limited partnership	425,000
Buyout of limited partners	(60,000)
Proceeds from sale of assets		19,484
Investment in terminated acquisition		(1,100,000)

Net Cash Provided by (Used in) Investing Activities	492,038	(1,667,443)

Cash Flows From Financing Activities
Borrowings on lines of credit	3,789,996	8,569,165
Payments on lines of credit	(4,124,178)	(9,044,054)
Proceeds from debt	883,166	3,867,689
Payments on debt	(751,975)	(2,527,036)
Principal payments on capital lease	(101,489)	(113,991)

SURGICARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended
	December 31,
	2003	2002
Cash Flows From Financing Activities (continued)
Distributions to limited partners		(536,946)
Issuance of warrants with debt	76,834	149,841
Purchase of treasury stock	(6,068)	(32,250)
Exercise of warrants	294,148	12,500
Proceeds from issuance of common stock with warrants	1,069,897	1,971,000

Net Cash Provided by Financing Activities	1,130,331	2,315,918

Net Increase (Decrease) in Cash and Cash Equivalents	(120,774)	186,053
Cash and Cash Equivalents — Beginning of Period	262,327	76,274

Cash and Cash Equivalents — End of Period	$141,553	$262,327

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$784,503	$1,205,353

Supplemental Schedule of Non-Cash Investing and
Financing Activities
Purchase of land with preferred stock		$6,000,000

Issuance of shares for investment		$74,750

Issuance of shares and warrants in payment of debt	$47,500

Issuance of shares in payment of accounts payable	$467,556	$404,314

Beneficial conversion feature of convertible notes	$123,566	$212,590

Equipment acquired with capital lease obligation	$156,356	$67,032

SURGICARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Note 1 — Organization and Accounting Policies

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

Description of Business

Bellaire SurgiCare, Inc. (“Bellaire”) was formed in January 1995 as a Texas corporation to operate an ambulatory surgery center (“ASC”) in Houston, Texas. Effective July 1, 1999, Bellaire acquired SurgiCare, Inc. (formerly Technical Coatings, Inc.) in a reverse acquisition. Bellaire SurgiCare, Inc. is now a wholly-owned subsidiary of SurgiCare, Inc.

In September 2000, Town & Country SurgiCare, Inc. (“Town & Country”) was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Town & Country is a 60% general partner in SurgiCare Memorial Village, L.P., which operates an ASC in Houston, Texas. During 2002, Town & Country acquired a 10% general partner interest in Physicians Endoscopy Center, Ltd., L.L.P. (“Physicians Endoscopy”), which operates an ASC in Houston, Texas. During 2003, Town & Country sold its interest in Physicians Endoscopy. See Note 3.

In October 2000, Baytown SurgiCare, Inc. (“Baytown”) was formed as a Texas corporation and a wholly-owned subsidiary of SurgiCare, Inc. Baytown is a 10% general partner of San Jacinto Surgery Center, Ltd (“San Jacinto”), which operates an ASC in Baytown, Texas.

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

Revenue Recognition

Surgical revenue is recognized on the date the procedures are performed, and accounts receivable are recorded at that time. Such revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers.

Net surgical revenue is comprised of the following components:

	2003	2002
Gross surgical revenue	$25,108,526	$35,759,108
Contractual adjustments	(17,335,571)	(24,595,065)

Net surgical revenue	$7,772,955	$11,164,043

Management fees are based on a percentage of customers’ collected revenues and are recognized during the period which services were performed.

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

Investment in Limited Partnerships

The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

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

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As substantially all of the Company’s revenues, loss from operations and identifiable assets are from the ambulatory surgical segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not that such asset will not be realizable.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

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

	2003	2002
Net loss — as reported	$(4,810,217)	$(8,849,618)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards), net of tax effect	(210,900)	(742,034)

Net loss — pro forma	$(5,021,117)	$(9,591,652)
Net Loss per share:
Basic — as reported	$(.19)	$(.56)
Basic — pro forma	$(.20)	$(.61)
Diluted — as reported	$(.19)	$(.56)
Diluted — pro forma	$(.20)	$(.61)

No options were granted to employees during 2003. The weighted average fair value of options granted as employee compensation during 2002 was $0.18. The fair values were determined using the Black-Scholes option pricing model with the following weighted average assumptions, and a forfeiture rate that is assumed to be negligible.

2002
Risk-free interest rate	3.00%
Expected life	3.14 years

2002
Expected dividends	None
Expected volatility	57%

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

Advertising

The Company’s policy is to expense advertising costs as incurred, which amounted to $80,366 and $248,386 for the years ended December 31, 2003 and 2002, respectively.

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

Note 2 — Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial operating losses during 2003. In addition, the Company has used substantial amounts of working capital in their operations and is in default of certain loan agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 19 — Subsequent Events for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

Note 3 — Acquisitions / Dispositions

On May 31, 2002, the Company acquired a 51% interest in Tuscarawas for an aggregate of $725,000 in cash and warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share expiring May 31, 2007. The warrants were valued at $590,000. The Company has also entered into a Management Agreement with Tuscarawas to act as exclusive manager of the center in exchange for 5% of the center’s net monthly collected revenue.

In June 2003, the Company sold its 10% interest in Physician’s Endoscopy Center, Ltd for $425,000 and recognized a gain on the sale of $319,086. As part of the sale agreement, the Company was released of any liability of the center and removed as a guarantor on the center’s bank note payable.

In 2002, under the Company’s previous management, the Company acquired five tracts of land. Management’s for acquiring the land was for the future development of additional surgery centers for the Company. Management obtained an appraisal from Associated National Appraisal Services, Inc. in January 2002, to determine the fair market value of the transaction to purchase the land. The land was acquired from Texas Real Estate Enterprises, Inc. and Midcity Houston Properties, Inc. The Company has no relationship with either of these entities, other than the purchase of this land.

The Company entered into a resale guarantee agreement with American International Industries, Inc., as a part of the agreement of December 11, 2002, (See Note 14 — Preferred Stock). The guarantee provides the Company with a land resale guarantee if, by June 1, 2006, the Company is unable to sell any or all of the tracts of land for net sales proceeds of less than $4,000,000. If the proceeds are less than $4,000,000, American International Industries, Inc. agrees to compensate the Company in an amount equal to the difference between $4,000,000 and the net sales proceeds received by the Company from the sale of any of the land prior to June 1, 2006. The Company believes that the language of the guarantee means that American International Industries, Inc., will pay the difference between $4,000,000 and the price received, net of direct sales costs. American International Industries, Inc. shall have the option to make such payment in the form of shares of the Company’s common stock valued at $0.41 per share or cash. In the event that American International Industries, Inc. does not own any of the Company’s common stock on that date, it agrees to pay such difference in cash. Other than this guarantee and its ownership of certain shares of the Company’s common and Series AA Preferred stock, American International Industries, Inc. has no relationship with the Company.

The land was re-appraised in November 2002 in connection with a refinancing and at the request of a lender. The Company’s new management determined that the development of surgery centers on these locations was not in the best interest of the Company. The new management determined that the Company would be better served by selling the land and using the proceeds to help fund the operations of the Company.

The Company incurred an impairment of its investment in land of $1,500,000 during the third quarter of 2002 to reflect the investment’s estimated valuation at that time. In September 2003, the Company recorded additional impairment on its investment in land amounting to $579,385. The Company is continuing to market the tracts of land for sale and is protected by a guarantee by American International Industries, Inc. of a $4 million resale price and does not believe it will generate sales prices greater than the guarantee in the next year or two. We valued the land at $4 million because of the existence of the guarantee by AIII of $4 million on our sales price.

Note 4 — Certain Transactions

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

Note 5 — Intangible Assets Subject to Amortization

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

Year Ending December 31,
2004	$38,443
2005	38,443
2006	18,746
2007	8,156

$103,788

Note 6 — Earnings Per Share

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

	For the Year Ended
	December 31,
	2003		2002
Basic Loss Per Share:
Net Loss	$(4,810,217)		$(8,849,618)
Weighted average shares outstanding	24,754,050		15,831,748
Dilutive stock options and warrants	(A	)	(A	)
Conversion of preferred shares	(B	)	(B	)
Conversion of debt	(C	)	(C	)

	For the Year Ended
	December 31,
	2003	2002
Weighted average common shares outstanding for diluted net loss per share	24,754,050	15,831,748
Net loss per share — Basic	$(.19)	$(.56)
Net loss per share — Diluted	$(.19)	$(.56)

The following potentially dilutive securities are not included in the 2003 and 2002 calculation of common shares outstanding for diluted net earnings per share, because their effect would be anti-dilutive due to the net loss for the year:

(A)	9,654,297 and 8,897,020 options and warrants outstanding at December 31, 2003 and 2002,respectively.

(B)	900,000 shares of Series AA Preferred stock are convertible into $4,500,000 of common shares. 1,137,700 shares of Series A Preferred stock are convertible into 1,137,700 common shares.

(C)	$1,000,000 of debentures are convertible into common stock at a price equal to $1.50 per share. $470,000 of notes are convertible into common stock at a price equal to $0.35 per share until January 31, 2004. If the notes are converted after January 31, 2004, the conversion price will be equal to the lower of $0.25 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date.

Note 7 — Lines-of-Credit

     Lines-of-credit as of December 31 are as follows:

	2003	2002
$2,500,000 revolving lines-of-credit with a financial institution, secured by accounts receivable, bearing interest at prime (4.00% at December 31, 2003) plus 2%, interest payable monthly, matured March 31, 2003	$1,284,577	$1,665,657
$150,000 revolving line-of-credit with a financial institution, secured by accounts receivable, bearing interest at prime (4.00% at December 31, 2003) plus 2%, interest payable monthly, due upon demand	43,711	—

Total	$1,331,475	$1,665,657

Note 8 — Long-Term Debt

     Long-term debt as of December 31, 2003 and 2002, is as follows:

	2003	2002
Note payable to a financial institution, secured by all assets of the Company, due in monthly installments of $81,068 including interest at 10.75%, due April 2006	$2,682,536	$2,845,407

	2003	2002
Note payable to a financial institution, secured by all assets of the Company and 400,000 shares of SurgiCare, Inc. common stock pledged by certain shareholders, $375,000 due February 2002, remaining principal refinanced, due in monthly installments of $11,060 including interest at 12%, due January 2006	332,995	355,730
Notes payable to a financial institution, secured by inventory and equipment, due in monthly installments of $12,222 including interest at 11.5%, due November 2002	122,368	175,122
Notes payable to an private equity organization, unsecured, interest at 8.00%, payable on demand	490,000	—
$470,000 convertible notes payable, bearing interest at 10%, maturing October 2004, net of discount for warrants (see below)	407,136	—
Note payable to a financial institution, secured by an automobile, due in monthly installments of $550 including interest at 7.99%, due November, 2004	6,318	12,147
Note payable to a bank, secured by land, due in monthly installments of $29,740 including interest at the prime rate (4.00% at December 31, 2003) plus 1.5%, due December, 2007	1,240,651	1,500,000
Note payable to a shareholder, unsecured, interest at the prime rate (4.00% at December 31, 2003) plus 2% due March 2003	2,500	50,000
Note payable to a unrelated entity, unsecured, due in monthly payments of $4,303 including interest of 6%, due October, 2003	50,000	50,000
Note payable to a financial institution, secured by accounts receivable, inventory and equipment, due in monthly installments of $3,297 including interest of 15.9%, due December, 2003	24,649	32,966
$1,000,000 convertible debentures, bearing interest at 25%, maturing June, 2003	1,000,000	918,836
Note payable to a financial institution, secured by equipment, furniture and fixtures, due in monthly installments of $25,955 including interest of 10%, due July, 2005	562,445	706,463
Note payable to a bank, due on demand or in monthly installments of $6,944 plus interest at the prime rate (4.00% at December 31, 2003) plus 1%, due December, 2003	6,944	83,334
	6,928,542	6,749,717
Less: Current maturities	6,928,542	6,295,389
	$—	$454,328

Loan agreements relating to the majority of the Company’s credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of December 31, 2003. Further, the Company is delinquent in payments on the majority of its outstanding debt. All notes and capital leases in default have been shown as current in these financial statements. On August 25, 2003 the Company’s senior lender, DVI Business Credit Corp. (DVI) announced that it is seeking protection under Chapter 11 of the United States Bankruptcy laws.

In July 2004, SurgiCare and Integrated Physician Solutions, Inc. (see Note 19 — Subsequent Events) completed negotiations to settle the companies’ combined debt with DVI and U.S. Bank Corp., which totals $10.1 million. The settlement calls for $6.5 million in payments to be made as follows: $2,000,000 payment at the closing of the Transactions; $500,000 on the date 12 months after the closing; $250,000 on the date 18 months after the closing; $2,500 per month for the first 24 months after closing; $45,628 per month in years starting in the 25th month and continuing through the 72nd month after closing; and a $1,500,000 balloon payment at the completion of 72 months after closing.

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

The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 19 — Subsequent Events for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

Note 9 — Long-Term Capital Leases

The Company leases certain equipment from third parties. The leases expire through 2008. As of December 31, 2003, certain leases were in default and have been classified as current in these financial statements.

     The following is a schedule of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2003:

For the Year Ending
December 31,
2004	$302,826

For the Year Ending
December 31,
2005	36,844
2006	18,422
2007	18,422
2008	12,281

Total	425,638
Less: Amount representing interest	(57,046)
Present value of minimum lease payments	368,592
Less: Current obligations	265,251
Long-term obligations under capital lease	$103,341

     Property and equipment includes the following amounts for leases that have been capitalized:

Office furniture and equipment	$65,994
Medical and surgical equipment	409,276
Computer equipment and software	162,904

638,174
Less: accumulated depreciation	269,214

$368,960

     Depreciation for property and equipment under capital leases is included in depreciation expense.

Note 10 — Operating Leases

The Company leases its treatment facilities and corporate office space under operating leases that expire in various years through 2008. The leases provide for annual operating expense increases. The Company also leases medical equipment under an operating lease, which expires in 2006. Base rental payments under these lease agreements are as follows:

For the Year Ending December 31,
2004	$718,030
2005	701,482
2006	507,869
2007	400,505
2008	267,003

$2,594,889

Note 11 — Management Fees

The Company has contracted with affiliated outpatient surgical centers to manage the operation of the treatment facilities. Under the contracts, the Company receives fees ranging from 2.5% to 5% of revenues collected by the facilities under contract. The Company recorded the following fees during 2003 and 2002:

	2003	2002
SurgiCare Memorial Village, L.P.	$57,223	$102,630
San Jacinto Surgery Center, Ltd.	103,772	219,918
Bayside Surgical Partners, L.P.	—	37,500
Physicians Endoscopy Center, L.P.	76,967	28,348
Tuscarawas Ambulatory Surgery Center	53,606	—

	$291,568	$388,396

The contract with Bayside was terminated in 2002 with the sale of the investment in Bayside. The contract with Physicians Endoscopy was terminated in June 2003 with the sale of the Company’s investment in Physicians Endoscopy.

Note 12 — Related Party Transactions

As of December 31, 2003 and 2002, the Company had a non-interest-bearing receivable from a shareholder of $8,250 for the purchase of stock.

As of December 31, 2003, the Company had a receivable from San Jacinto of $13,364. As of December 31, 2002, the Company had a payable to San Jacinto of $126,086.

As of December 31, 2002, the Company had a receivable from Physicians’ Endoscopy of $9,177.

Bellaire leases space for its offices in a medical office building owned by a partnership in which Dr. Mineo, director and shareholder, has a 25% interest. The lease expired in 2003 and is now month-to-month. During 2003 and 2002, Bellaire paid approximately $179,000 and $195,000 as rent to the partnership.

A group of doctors who own 35% of Tuscarawas also have an ownership interest in Oxford Capital Enterprises Two, which owns the medical building where the center is located. The lease expires in 2008. During 2003 and 2002, Tuscarawas paid approximately $401,000 and $234,000 as rent to Oxford Capital Enterprises Two.

The Company entered into a resale guarantee agreement with American International Industries, Inc., which also owns shares of the Company’s common and Series AA Preferred stock. See Note 3 — Acquisitions / Dispositions and Note 14 — Preferred Stock for further discussion.

Note 13 — Income Taxes

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Federal income tax benefit at statutory rate	$(1,635,474)	(3,474,002)
Increase in valuation allowance	1,629,000	2,679,000
Change in estimates	(166,933)	(814,574)

	$(173,407)	$(1,609,576)

Components of deferred taxes as of December 31, 2003 and 2002 were as follows:

Deferred tax liabilities:
Accrual to cash conversion	$—	$(595,000)
Goodwill	(150,000)	—

Total deferred tax liabilities	(150,000)	(595,000)

Deferred tax assets:
Accrual to cash conversion	93,000	—
Net operating loss	4,365,000	3,274,000

Total deferred tax assets	4,458,000	3,274,000

Net deferred tax asset	4,308,000	2,679,000
	(4,308,000)	(2,679,000)

Total Net deferred tax asset	$—	$—

At December 31, 2003, the Company has a net operating loss carryforward of approximately $12.8 million, which will begin to expire in 2021. The increase in valuation allowance for 2003 and 2002 was $1,629,000 and $2,679,000, respectively. The change in estimates for 2003 of $166,933 relates to an income tax refund from an amended 2001 tax return. The change in estimates for 2002 of $814,574 relates to non-deductible tax adjustments and permanent differences related to partnership accounting for the 2001 tax estimate.

Note 14 — Preferred Stock

The Series A preferred stock is convertible at a rate of one share of preferred stock into one share of $.005 par value common stock. The Company can redeem the stock at $5 per share. The stock also has a liquidation preference of $5 per share. Holders of Series A preferred stock are entitled to one vote for each share of Series A preferred stock held. The Series A preferred stock was converted on January 29, 2004. See Note 19 — Subsequent Events.

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

The Company negotiated a modification to the original terms of the Series AA Preferred Stock for several reasons, including: a) Management determined that it was unlikely that the Company’s common share price would be greater than $5 within the next few years and the Company would not have the cash to redeem the shares, thus requiring the Company to issue Class B shares, which carried the same redemption plus a 16% interest rate; b) It was in the best interest of the Company to obtain the land resale guarantee, obtain the refinancing of the land debt and to obtain an additional equity investment of $1 million at the time the terms were renegotiated; c) It allowed the Company to redeem the Series AA Preferred Stock with common shares regardless of the price of the common shares and maintain a floor of $0.41 per share for conversion.

The Company has authorized 20 million shares of total Preferred stock, including those authorized for Series A, Series AA and any future series of Preferred stock. The accompanying balance sheets reflect the shares allocated to such series.

Note 15 — Warrants and Options

     Transactions with Other Than Employees

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued.

During 2003, the Company issued warrants as follows:

Exercise
Number of Shares	Price	Expiration	In connection with
526,531	$.35	January 31,2008	Consulting
80,000.45		January 31, 2008	Private Placement
1,629,272.35		February 29,2004	Private Placement
335,713.35		September 30, 2008	Debt

2,571,516

During 2002, the Company issued warrants as follows:

	Exercise
Number of Shares	Price	Expiration	In connection with
235,849	$2.12	July 15, 2005	Debt
200,000.01		June 1, 2007	Acquisition
50,000	1.00	March 1, 2005	Consulting
336,786.32		September 15, 2007	Acquisition
526,531.35		November 12, 2007	Consulting

1,349,166

     Information with respect to warrants for December 31, 2003 and 2002, is as follows:

	2003		2002
		Price Per		Price Per
	Warrants	Share	Warrants	Share
Outstanding on January 1,	1,549,166	$.32 - 3.00	325,000	$.10 - 3.00
Issued	2,571,516	.35 - .45	1,349,166	.01 - 2.95

	2003		2002
		Price Per		Price Per
	Warrants	Share	Warrants	Share
Exercised	(1,384,990)	.01 - .25	(125,000)	.10

Outstanding on December 31	2,735,692	$.01 - 3.00	1,549,166	$.32 - 3.00

Weighted average exercise price	$.70		$.93

Weighted average fair value of warrants granted during the year	$.12		$.85

Weighted average remaining life of warrants at December 31	1.51 years		4.26 years

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following weighted average assumptions:

	2002	2001
Risk-free interest rate	3.00%	3.01%
Expected life	1.9 years	2.7 years
Expected dividends	None	None
Expected volatility	55%	74%

Transactions with Employees

The Company accounts for its employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant.

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

Information with respect to employee stock options for December 31, 2003 and 2002, is as follows:

	2003		2002
		Price Per		Price Per
	Options	Share	Options	Share
Outstanding on January 1	7,347,854	$1.90	860,000	$1.90
Granted	—	.32 - 2.05	6,746,187	.32 - 2.05

	2003		2002
		Price Per		Price Per
	Options	Share	Options	Share
Forfeited	(429,249)	1.90	(258,333)	1.90

Outstanding on December 31	6,918,605	$.32 - 2.05	7,347,854	$.32 - 2.05

Exercisable on December 31	3,788,279	$.32 - 2.05	2,657,853	$.32 - 2.05

Weighted average fair value of options granted during the year	$.00		$.18

Weighted average exercise price
Outstanding	$.42		$.51

Exercisable	$.50		$.84

Weighted average remaining life of options at December 31
Outstanding	8.69 years		9.64 years

Exercisable	8.55 years		9.23 years

Note 16 — 401(k) Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to a maximum of 15% of their income. On a discretionary basis, the Company may match 25% of the employees’ deferrals up to 4% of their income. The Company contributions vest 20% after two years of service and 20% each year thereafter, being fully vested after six years of service. During 2003, the Company did not make a matching contribution to the plan. In 2002, the Company contributed approximately $7,000 to the Plan.

Note 17 — Litigation

In March 2003, SurgiCare Memorial Village, L.P. and Town & Country SurgiCare, Inc. were named as defendants in a suit entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc. MarCap has sued for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36. SurgiCare has paid $53,832.34 of this balance and settlement has been reached whereby SurgiCare will pay MarCap $150,000 over the next year with interest at 10%, with an underlying settlement of approximately $200,000 in the event of a breach in the payment plan. A balance of $48,890.84 remains on this settlement as of July 19, 2004.

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

On February 10, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled S.E. Altman v. SurgiCare. S.E. Altman has sued for breach of contract, alleging that SurgiCare did not pay monies owed under a “Finders Fee Contract.” Plaintiff asserts damages in the amount of $217,000, plus interest and attorneys’ fees. International Diversified Corporation, Limited has indemnified SurgiCare with respect to any fees owed to Altman under the Finders Fee Contract. The case has been dismissed in favor of arbitration. In March 2004, the parties executed a Settlement Agreement and Release of

Claims to resolve the dispute in which SurgiCare issued Mr. Altman 540,000 shares of common stock, which was registered with the Securities and Exchange Commission on Form S-8.

On April 14, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involves allegations that SurgiCare defaulted on its loan agreement. The plaintiffs in the New York case are suing SurgiCare for $834,252 representing the loan amount and interest, plus $219,000, representing damages for “No-filing Charges” and “Non-Effective Charges” under the contract. SurgiCare’s lawsuit in Texas asserted that the loan agreement is usurious. The parties signed an agreement to settle this matter, which will close after the consummation of the Transactions. Pursuant to this settlement, SurgiCare will pay Plaintiffs $220,000 in cash and issue 2,100,000 shares of SurgiCare common stock (210,000 shares after giving effect to the reverse stock split contemplated in connection with the merger and equity transactions set forth above), to be paid and issued after the closing of such transactions.

On November 24, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled Vincent A. Giammalva, Trustee v. SurgiCare, Inc., Keith G. LeBlanc, and Phillip C. Scott; in the 344th Judicial District Court of Chambers County, Texas. This case involves allegations that SurgiCare defaulted on a contract to sell a parcel of real estate to plaintiff. Plaintiff also claims that LeBlanc and Scott committed fraud. SurgiCare states that it could not sell the parcel of land because of a lien on the property. The plaintiff seeks specific performance, forcing SurgiCare to sell the property, as well as actual damages. SurgiCare is negotiating with the plaintiff in an effort to settle this matter. AII has agreed to indemnify SurgiCare, Inc., Keith LeBlanc and Phillip Scott for all claims asserted in this litigation by agreement dated June 23, 2004.

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

Note 18 — Commitments

On November 10, 2002, the Company entered into employment agreements with its executives. The term of the agreements is three years. These agreements provide for annual salaries and incentive bonuses of up to 30% of the employee’s base compensation. The criteria for earning the bonus is established by the Board of Directors at the beginning of each 12-month period. In addition, the agreements provide for payments of two times annual base salary if the executives are terminated without cause. All options would also vest at that time. As if December 31, 2003, the Company’s aggregate base salary commitment under the employment agreements through their respective terms is $1,588,000.

Note 19 — Subsequent Events

On January 29, 2004, the Company converted all of its Series A Redeemable Preferred Stock with the rights and preferences set forth in the Certificate of Designation, Powers, Preferences, and Rights filed with the Secretary of State of Delaware on September 12, 2001 (the “Preferred Stock”) to common stock of the Company. This conversion was approved by the majority vote of the Preferred Stock shareholders in a written consent effective as of October 20, 2003, which granted the Company the right to convert the Preferred Stock and in which the shareholders disclaimed any past or possible future rights regarding the Preferred Stock, including but not limited to the liquidation preference upon the liquidation, dissolution or winding upon of the Company, pursuant to the aforementioned Certificate of Designation.

We have negotiated a series of transactions that will restructure SurgiCare and result in a change of control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and contribution of outstanding debt. We also intend to complete a reverse stock split and change our name to Orion. Our board of directors has approved all of these actions and a special meeting of stockholders in lieu of an annual meeting will be held to approve them. The highlights of the financial transactions include:

•	Effecting a one-for-ten reverse stock split and re-designating our outstanding common stock as Class A common stock.

•	Issuing a new class of common stock Class B common stock to Brantley Partners IV, L.P., a private investor (“Brantley IV”) or its assignees. Brantley IV will purchase the Class B common stock for $10 million in cash plus cash in the amount of the accrued but unpaid interest immediately prior to the closing of the transactions owed to a subsidiary of Brantley IV by SurgiCare and Integrated Physician Solutions, Inc. (“IPS”) on amounts advanced prior to October 24, 2003 (the “Base Bridge Interest Amount”), which as of July 19, 2004 was $86,252. A portion of Brantley IV’s cash investment will be used to pay off the indebtedness owed by SurgiCare and IPS to the subsidiary of Brantley IV. Based on the interest accrued on such indebtedness through July 19, 2004, it is estimated that the net cash proceeds to SurgiCare will be approximately $5,751,233. The shares to be received by Brantley IV or its assignees will constitute approximately 59.0% of SurgiCare’s outstanding equity after the transactions on an as-converted basis. Brantley IV will also receive the option to purchase shares of Class A stock for cash in an amount up to an aggregate of $3 million after the closing of the transactions.

•	Acquiring IPS, a holding company whose two business units provide business management services dedicated to the practice of pediatrics and integrated business and clinical software applications for physicians, in a merger in which we will issue Class A common stock to the IPS stockholders and certain IPS creditors. After the transactions, former IPS stockholders and creditors will own approximately 18.1% of our outstanding equity on an as-converted basis.

•	Acquiring Medical Billing Services, Inc. (“MBS”), and Dennis Cain Physician Solutions, Ltd. (“DCPS”), two providers of physician management, billing, consulting and collection services in an acquisition in which we will pay between $2.9 million and $3.5 million cash and issue promissory notes in the aggregate principal amount of $500,000 and Class C common stock to the current equity holders of MBS and DCPS. The amount of consideration received depends upon the fair market value of our common stock at the time of the closing of the transactions, and the consideration is also subject to retroactive increase or decrease, including the issuance of additional shares of Class A common stock. We will also issue shares of Class A common stock as directed by the DCPS and MBS equity holders, and may be required to make additional payments in certain circumstances. Immediately after the transactions, the equity holders of these two companies and their designees will own Class A common stock and Class C common stock which may amount to as much as approximately 7.7% of our outstanding equity on an as-converted basis.

These transactions are contingent upon refinancing SurgiCare’s, IPS’s and MBS’s debt. The transactions and the refinancing will provide SurgiCare with increased revenues and earnings, an improved balance sheet and the opportunity to grow the business. Please review our proxy statement for our special meeting of stockholders in lieu of an annual meeting, filed with the SEC for the full details of the proposed restructuring.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 28, 2003, we dismissed Weinstein Spira & Company, P.C. (“WSC”) as our independent auditors and retained Mann Frankfort Stein & Lipp CPAs, LLP (“MSFL”) as our new independent auditors. The decision to change auditors was approved by our board of directors.

     WSC reported on our financial statements for each of the fiscal years ended December 31, 2002 and 2001. WSC did not include in any report on our financial statements, an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.

     During our two most recent fiscal years ended December 31, 2002, and the subsequent interim period through July 28, 2003, there were no disagreements between us and WSC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to WSC’s satisfaction, would have caused WSC to make reference to the subject matter of the disagreement in connection with its reports on our financial statements. WSC’s report on our financial statements for the year ended December 31, 2002, was modified by the inclusion of an explanatory paragraph addressing our ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Secretary and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Secretary and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

     During 2002, under prior management, SurgiCare issued restricted common stock in some circumstances in which restrictive transfer legends were improperly omitted from stock certificates. SurgiCare’s current management has conferred with counsel about these past issuances, and has instituted procedures to ensure that future issuances of unregistered shares of securities include appropriate legends and safeguards against transfer. SurgiCare has issued instructions to its transfer agent warning against permitting transfers of shares or removal of restrictive legends without assurance that such actions are permissible under federal securities laws. SurgiCare also plans, after completion of the Restructuring, to switch to a new transfer agent, which has better protections in place for maintaining internal control over issuance and transfer of securities.

     Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to insure that the information required to be filed is accumulated and communicated to our management in a manner designed to enable them to make timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below is certain information about our directors and executive officers for 2003. Directors are elected by shareholders at each annual shareholders’ meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

Name	Age	Positions Held
Keith G. LeBlanc	46	President and Chief Executive Officer
Bruce Miller	55	Director
Michael A. Mineo	60	Director
Sherman Nagler	48	Director
Jeffrey Penso	49	Director and Vice President
Phillip C. Scott	42	Former Chief Financial Officer

     A summary of the business experience of each director and executive officer for the past five years follows:

     Keith G. LeBlanc was appointed Chief Executive Officer on September 10, 2002. Mr. LeBlanc previously served as CEO for Gulf Coast Surgery and Endoscopy in Biloxi, Mississippi. Mr. LeBlanc has extensive healthcare management experience, serving as a hospital CEO for 10 years and as the CEO and founder of The Quest Group, a physician equity MSO joint venture. The Quest Group managed physician practices statewide in Louisiana. Mr. LeBlanc is a registered respiratory therapist and holds a MHS from LSU Medical School.

     Dr. Bruce Miller, D.P.M., was elected as director of SurgiCare, Inc., on July 26, 2000. Dr. Miller has been in private practice for 25 years. He received his undergraduate degree in 1969 at Temple University and then attended the Pennsylvania College of Podiatric Medicine. He has been a Diplomat of the American Board of Podiatric Surgery since 1986.

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

     Phillip C. Scott was appointed Chief Financial Officer on September 18, 2002. Mr. Scott previously served as the Vice President of Development for HealthCare Partners, a $300 million physician management services organization. Mr. Scott was also a co-founder, Vice President and CFO for The Camden Group, a national healthcare consulting firm. Mr. Scott is a Chartered Financial Analyst and was awarded an MBA from the University of San Diego. On June 25, 2004, Mr. Scott terminated his employment with SurgiCare.

Board of Directors Meetings and Committees

     The current board of directors is comprised of four independent directors. The board of directors has determined that they are independent according to the listing standards of the AMEX. The board of directors held seven meetings and acted pursuant to written consent on one occasion during the fiscal year ended December 31, 2003. The board of directors currently has two standing committees, the Audit Committee and the Compensation Committee. During fiscal year 2003, each incumbent director attended at least seventy-five percent of the aggregate of (1) the total number of meetings of the board of directors and (2) the total number of meetings held by all committees of the board of directors on which he served.

     The AMEX has adopted minimum requirements for director independence and nominating and compensation committee membership. These requirements do not apply to companies whose ownership is controlled by a single owner or group. After the Transactions, SurgiCare will be considered a controlled company under the AMEX rules and will not be required to comply with certain of the AMEX rules on director independence and nominating and compensation committee membership.

     The Audit Committee held one meeting for the fiscal year ended December 31, 2003. Dr. Miller was and is the sole member of the Audit Committee. The board of directors has determined that Dr. Miller is independent as such term is defined in the listing standards of the AMEX. However, the board of directors has determined that Dr. Miller is not an “audit committee financial expert” as such term is defined in the applicable regulations of the SEC. The board of directors has not been able to locate new directors who meet the audit committee financial expert standards. Upon closing of the Transactions, the Audit Committee will be composed of three or more independent directors, provided that for any period during which Orion is a “small business issuer” that files reports under the Securities Exchange Commission Regulation S-B, the Audit Committee will be composed of two or more independent directors. After the transactions, it is expected that at least one of the directors on the committee will be an audit committee financial expert or will be “financially sophisticated” as such term is used in the AMEX Company Guide. In connection with the Transactions, the board of directors will adopt a new written charter for the Audit Committee.

     The Compensation Committee did not meet during the fiscal year ended December 31, 2003. Dr. Nagler, Dr. Mineo and Dr. Penso, each of whom is independent, are the members of the Compensation Committee. The Compensation Committee provides recommendations to, and may act on behalf of, the board of directors regarding compensation matters, and administers SurgiCare’s stock option and compensation plans. Upon closing of the Transactions, Orion will be a “controlled company” for purposes of the AMEX Company Guide, because Brantley IV and its affiliates will hold over 50% of the voting power of Orion. As a controlled company, Orion will not be required by the AMEX to have a compensation committee of independent directors or to have the majority of the independent directors on the board perform the functions of the compensation committee. However, Orion’s board of directors may elect to maintain a compensation committee nonetheless.

     SurgiCare does not have a nominating committee. The board of directors, all of whom are considered independent according to the listing standards of the AMEX, perform the nominating function. Upon the closing of the Transactions, Orion will be a controlled company and will not be required by the AMEX to maintain a nominating committee or to have the majority of the independent directors on the board perform the functions of a nominating committee, but it may choose to do so.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 and SEC regulations require that our directors, officers, and greater than 10 percent stockholders file reports of ownership and changes in ownership with the SEC and AMEX and furnish us with copies of all such reports they file. Based on the reports we have received, we believe that the following reports were not filed on a timely basis during 2001, 2002 or 2003:

•	On November 10, 2002, Keith LeBlanc, our chief executive officer, received warrants to purchase a total of 3,244,616 shares of our common stock under the terms of the employment agreement pursuant to which he became the chief executive officer, which was effective as of that date. The warrants have an exercise price of $0.32 per share, become exercisable in monthly increments over three years, and expire ten years from the date of grant. A Form 3 to report these holdings was required but not filed. On January 31, 2003, Mr. LeBlanc also purchased 80,000 shares of restricted common stock and 40,000 warrants to purchase common stock at an exercise price of $0.45 per share, for a total purchase price for the stock and warrants of $36,000, as part of a private placement of our securities. A Form 4 to report this acquisition was required but not filed. Both of these acquisitions were reported in a Form 5 filed with the SEC on February 9, 2004.

•	On November 10, 2002, Phil Scott, our former chief financial officer, received warrants to purchase a total of 3,244,616 shares of our common stock under the terms of the employment agreement pursuant to which he became the chief financial officer, which was effective as of that date. The warrants have an exercise price of $0.32 per share, become exercisable in monthly increments over three years, and expire ten years from the date of grant. A Form 3 to report these holdings was required but not filed. On January 31, 2003, Mr. Scott also purchased 80,000 shares of restricted common stock and 40,000 warrants to purchase common stock at an exercise price of $0.45 per share, for a total purchase price for the stock and warrants of $36,000, as part of a private placement of our securities. A Form 4 to report this acquisition was required but not filed. Both of these acquisitions were reported in a Form 5 filed with the SEC on February 9, 2004.

•	No officers or directors filed Form 5 Annual Statements of Change in Beneficial Ownership of Securities nor written representations that no such reports were necessary for the years ended December 31, 2001 or 2002.

•	The reports of security holdings of certain beneficial owners and management that are contained in our Form 10-KSB reports for the years ended December 31, 2001 and 2002 also indicate that, since our last stockholders’ meeting was held, the reported holdings of common stock and derivative securities by some directors and former directors, including current directors Sherman Nagler, Michael Mineo, Jeffrey Penso and Bruce Miller have changed, but we have not received copies of reports under Section 16 of the Securities Exchange Act that give dates or details of the ownership changes by these directors and former directors.

Code of Ethics

     The board of directors is reviewing a draft of the Corporate Code of Business Conduct and Ethics for the Company (the “Code”), and plans to finalize revisions to the Code as soon as practicable. Upon approval by the Board of Directors, the Company will post the Code on its website at www.surgicareinc.com.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table lists the compensation paid during each of SurgiCare’s last three fiscal years to each of the highest paid executive officers of SurgiCare, Inc., receiving compensation of at least $100,000, including Keith G. LeBlanc, the Chief Executive Officer (our “Covered Executives”).

						Long-Term
						Compensation
						(3)
		Annual Compensation				Awards
						Securities
				Other Annual		Underlying
				Compensation		Options/SARs
Name and Principal Position	Year	Salary ($)		($)		(#)
Keith G. LeBlanc, President and CEO	2003	188,942		28,828	(2)
	2002	56,654	(1)	3,072	(4)	3,244,616
	2001	—		—		—
Phillip C. Scott, former CFO	2003	186,154		11,120	(5)	—
	2002	56,654	(1)	2,017	(5)	3,244,616
	2001	—		—		—

(1)	Includes $30,000 (each) paid to Mr. LeBlanc and Mr. Scott as consultants prior to employment with SurgiCare.

(2)	Includes $11,120 for living expenses, $11,372 for moving expenses and $6,336 for auto allowance.

(3)	SurgiCare pays premiums for group life term insurance offered to all employees as part of total benefit package through Administaff. Specific costs are not individually specified.

(4)	Includes $2,017 for living expenses and $1,055 for auto allowance.

(5)	Consists of living expenses.

Options, Warrants, and Stock Appreciation Rights

     No grants of stock options or stock appreciation rights were made to our Covered Executives during the fiscal year ended December 31, 2003.

     The following table sets forth information concerning option exercises during the fiscal year ended December 31, 2003, and option holdings as of December 31, 2003, with respect to our Covered Executives. No stock appreciation rights were outstanding at the end of the fiscal year. No shares were acquired on exercise of options by our Covered Executives during 2003.

Aggregated Option Exercises in 2003 and Fiscal Year End Values

	Shares		Number of Securities		Value of Securities
	Acquired		Underlying Unexercised		Underlying Unexercised
	on Exercise	Value Realized	Options at FYE (#)		Options at FYE ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Keith G. LeBlanc	0	0	1,729,902	1,554,714	101,394	93,283
Phillip C. Scott	0	0	1,729,902	1,554,714	101,394	93,283

     The securities listed in this table are warrants. The values of the unexercised warrants above are based on the difference between the exercise price of the warrant and the fair market value of SurgiCare common stock at the end of the fiscal year ended December 31, 2003, which was $0.38 per share.

Equity Compensation Plan Information

     The following table gives information about SurgiCare common stock that may be issued upon the exercise of options, warrants and rights under all of SurgiCare’s existing equity compensation plans as of July 19, 2004.

(c)
Number of
securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants and	options, warrants	reflected in column
Plan Category	rights	and rights	(a))
Equity compensation plans approved by security holders	52,090	2.050	1,347,910
Equity compensation plans not approved by security holders	5,706,761	.425	0
Total	5,758,851	.444	1,347,910

Employment Agreements

     Effective November 10, 2002, SurgiCare entered into an employment agreement with its Chief Executive Officer, Keith G. LeBlanc. The term of the agreement is three years. The agreement has a base salary of $198,000 for the first year and $298,000 for the following years. Pursuant to the employment agreement, Mr. LeBlanc has also received warrants to purchase 3,244,616 shares of SurgiCare common stock with an exercise price of $0.32 per share that vest over the three year term of the employment agreement and has purchased other warrants and common stock of SurgiCare. The agreement provides for payments of two times annual base salary if the Mr. LeBlanc is terminated without cause. All warrants would also vest at that time. SurgiCare will enter into a new employment agreement with Mr. LeBlanc to replace this agreement, as part of the Restructuring.

     Effective November 10, 2002, SurgiCare entered into an employment agreement with Phillip C. Scott for the position of Chief Financial Officer. Mr. Scott terminated his employment with SurgiCare on June 25, 2004. The agreement had a base salary of $198,000 for the first year and $298,00 for the subsequent two years of the contract term. Pursuant to the employment agreement, Mr. Scott received warrants to purchase 2,095,478 shares of SurgiCare common stock with an exercise price of $0.32 per share and has purchased other warrants and common stock of SurgiCare. Although Mr. Scott has not taken any formal legal action, the letter SurgiCare received from Mr. Scott on June 25, 2004, alleges claims for two years severance pay (which would total $596,000), unpaid base salary in the amount of $62,000, full vesting of all 1,149,138 remaining unvested warrants granted pursuant to the employment agreement, certain bonuses, expense reimbursement and warrant re-pricing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of July 19, 2004, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of SurgiCare common stock or Series AA preferred stock, (b) each of our directors and executive officers named in the Summary Compensation Table above, and (c) all current directors and executive officers as a group. As of July 8, 2004, there were 28,408,685 shares of SurgiCare common stock outstanding (prior to giving effect to the Reverse Stock Split).

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed beneficially owned by a person if the person has the right to acquire shares (for example, upon conversion of our Series AA preferred stock or the exercise of an option or warrant) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of SurgiCare common stock shown as beneficially owned by them.

	Shares Owned Beneficially
	Common Stock			Series AA Preferred Stock
						Percent
Name and Address of Beneficial Owner	Number (1)		Percent (1)	Number (1)		(1)
Keith G. LeBlanc, 12727 Kimberley Lane, Suite 200, Houston, TX 77024	11,168,266	(2)(5)	27.89	900,000	(6)	100
Roger Huntington, 12727 Kimberley Lane, Suite 200, Houston, TX 77024	—		—
Jeffrey J. Penso, 11006 Westheimer, Houston, TX 77042	944,036		3.26
International Diversified Corporation, 601 Hanson Road, Kemah, TX 77565	10,459,024	(3)(4)(5)	27.74	900,000	(3)(6)	100
Michael A. Mineo, 6699 Chimney Rock, Houston, TX 77081	959,409		3.31
Sherman Nagler, 1200 Binz, Houston, TX 77004	807,610		2.79
Bruce Miller, 13737 S.W. Freeway, Sugar Land, TX 77478	851,536		2.94

	Shares Owned Beneficially
	Common Stock			Series AA Preferred Stock
						Percent
Name and Address of Beneficial Owner	Number (1)		Percent (1)	Number (1)		(1)
Phillip C. Scott (Former Chief Financial Officer), 7920 Corta Panka, Carlsbad, CA 92009	2,215,478	(7)	7.13
All directors and executive officers as a group (6 persons)	14,730,857		36.79	900,000	(6)	100

(1)	Share numbers and percentages are calculated on the basis of the number of outstanding shares of common stock of such class plus, for each person or group, any shares such person or group has the right to acquire on or prior to September 17, 2004.

(2)	Includes 2,338,266 shares issuable upon the exercise of warrants which are exercisable on or prior to September 17, 2004.

(3)	Elkana Faiwuszewicz has all the investment and voting control of the shares held by International Diversified Corporation (“IDC”).

(4)	Includes 8,750,000 shares of common stock to which AII, which is majority owned by IDC, is entitled to receive upon conversion of the Series AA preferred stock pursuant to the terms of its agreement with SurgiCare described below under Certain Relationships and Related Transactions - Summary of Transactions with Daniel Dror, AII, and IDC, etc. If the conversion does not occur by July 30, 2004, SurgiCare is required by the certificate of designations of the Series AA preferred stock filed pursuant to the agreement to either redeem or convert 300,000 shares of Series AA preferred stock on each of July 30, 2004, June 4, 2005 and June 4, 2006. Each share of Series AA preferred stock would be convertible into the number of shares of common stock determined by the following formula: $5.00 divided by the greater of (a) the average of the closing price of the common stock on the twenty trading days immediately preceding the conversion date or (b) $0.41. The redemption price of each share of Series AA preferred stock would be $5.00.

(5)	Includes 8,750,000 shares of common stock for which Keith G. LeBlanc, in his capacity as the Chief Executive Officer of SurgiCare, holds an irrevocable proxy pursuant to the agreement between SurgiCare and AII referenced in note 4. The proxy expires with respect to any such shares of common stock upon the earlier of (a) the sale thereof by AII in an open market transaction to an unaffiliated third party, (b) 60 days after the record date for the special meeting, or (c) December 31, 2004.

(6)	Includes 2,215,478 shares issuable upon the exercise of warrants which are exercisable on or prior to September 17, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2002, the Company revised the contractual relationship with its founding physicians, all of whom are beneficial owners of 5% or more of the Company’s preferred stock, whereby the physicians would be retained as an advisory committee to oversee the activities of the physician staffed medical executive committees of each of SurgiCare’s surgery centers. In addition to the services previously covered under the agreement, the advisory committee would also assist management in revising existing and new operating agreements, management agreements, establishing medical bylaws, and reviewing policies and procedures. The Company has reduced the compensation to be paid to the physician group for its services to $30,000 per month and shortened the term of the contract from five years to six months. The contract has now expired.

     Bellaire leases space on a month-to-month basis for its offices in a medical office building owned by a partnership in which Dr. Michael Mineo, a director and shareholder, has a 25% interest. In 2003, Bellaire paid approximately $195,000 as rent to the partnership. In 2002, Bellaire paid approximately $195,000 as rent to the partnership.

     In February 2003, Dr. Mineo purchased 100,000 shares of SurgiCare common stock in a private placement for a purchase price of $35,000.

     In March 2003, directors and shareholders Dr. Penso and Dr. Miller each purchased 34,284 shares of SurgiCare common stock in a private placement for a purchase price of $11,999.40 each.

Summary of Transactions with Daniel Dror, AII, and IDC, Etc.

     Daniel Dror is the CEO of American International Industries, Inc. (“AII”). Elkana Faiwuszewicz is the CEO and owner of International Diversified Corporation, Ltd. (“IDC”), majority owner of AII and brother of Daniel Dror. IDC is the majority owner of AII.

     Texas Real Estate Enterprises, Inc., a Texas corporation, and MidCity Houston Properties, Inc., a Texas corporation, were wholly-owned subsidiaries of AII. In June 2002, SurgiCare acquired five properties from AII, Texas Real Estate Enterprises, Inc., and MidCity Houston Properties, Inc., in exchange for 1.2 million shares of SurgiCare AA preferred stock. The land holdings are undeveloped properties.

     On December 11, 2002, SurgiCare issued 3,658,537 shares of common stock to AII upon the conversion of shares of our Series AA preferred stock pursuant to the exemption provided by Regulation D and Section 4(2) of the Securities Act. Also o December 11, 2002, SurgiCare issued 2,439,024 shares of common stock to IDC for the aggregate consideration of $1 million pursuant to the exemption provided by Regulation D and Section 4(2) of the Securities Act. In addition, AII indemnified SurgiCare for any and all broker fees due to Sig Altman an Altman Associates due from the transaction above. In addition, AII guaranteed a resale price on the land of $4 million and agreed to make up any shortfall. The terms of the preferred AA Series were also modified. Finally, IDC agreed to reimburse SurgiCare $400,000 by January 15, 2003.

     SurgiCare declared a breach of the December 2002 agreement and withheld 1,709,024 shares of SurgiCare common stock from IDC. IDC filed suit against SurgiCare for breach of contract related to the withholding of those shares. On August 26, 2003, SurgiCare agreed to release stock certificate #1214 to IDC in the amount of 1,709,024 shares of common stock of SurgiCare. In addition, IDC was released from its obligation to reimburse SurgiCare $400,000 by January 15, 2003, under Section 6.2 of the December 2002 agreement. In addition, SurgiCare, was released from any and all obligations regarding its obligation to raise additional funds for working capital and to refinance debt obligations under Section 7.1 of the December 2002 agreement. IDC agreed to acquire without recourse a promissory note held by SurgiCare in the face amount of $223,177.78 dated September 20, 2002, for $160,000. The makers of the note are Cirrus Ancillary Services — Arkansas, L.P., Donald C. Wilson, and Roger S. Clary, collectively “Cirrus.”

     On June 23, 2004, SurgiCare entered into an agreement with AII, which is the sole owner of all outstanding Series AA preferred stock, pursuant to which SurgiCare will issue 8,750,000 share of its common stock to AII in exchange for the conversion of all 900,000 shares of Series AA preferred stock. The conversion of the Series AA preferred stock to common stock will take place upon the later to occur of the approval for listing of the shares of common stock on the AMEX or the fulfillment by AII of its obligations under the agreement to acquire the Properties and to assume or eliminate SurgiCare’s obligations with respect thereto, and to pay SurgiCare $250,000. Upon compliance by AII with these obligations, SurgiCare will transfer the Properties to AII, and AII will have no further obligations regarding the resale guarantee of the Properties in the December 11, 2002 agreement. If the conversion does not occur by July 30, 2004, SurgiCare is required by the certificate of designations of the Series AA preferred stock filed pursuant to the agreement to either convert or redeem 300,000 shares of Series AA preferred stock on each of July 30, 2004, June 4, 2005 and June 4, 2006. Each share of Series AA preferred stock would be convertible into the number of shares of common stock determined by the following formula: $5.00 divided by the greater of (a) the average of the closing price of the common stock on the twenty trading days immediately preceding the conversion date or (b) $0.41. The redemption price of each share of Series AA preferred stock would be $5.00. The real property purchase agreement relating to the Properties between AII and SurgiCare states that AII will indemnify SurgiCare for expenses involved in the settlement of the termination of the contracts for the sale of the tract adjacent to the Anahuac National Wildlife Refuge and the tract on Almeda Road.

     At the time of the original acquisition of these properties, AII and its affiliates and associates were unrelated third parties with respect to SurgiCare and SurgiCare believes that the acquisition and subsequent negotiations and transactions described above were entered after arms-length negotiations on terms as favorable as could have been obtained from other, unrelated third parties.

Summary of Transactions with Brantley IV

     Paul H. Cascio and Michael J. Finn, each of whom is a nominee to become director at the closing of the Restructuring, are general partners of the general partner of Brantley IV and limited partners of Brantley IV. Brantley IV is one of the shareholders of the companies to be acquired in the Restructuring and is making an additional cash investment and forgiving certain debt in connection with the Restructuring. Brantley IV has, through a wholly-owned entity, bridge loans outstanding to SurgiCare in the principal amount of $1,815,411 as of July 19, 2004, which will be pad by Orion with a portion of the cash contributed by Brantley IV. Upon completion of the Restructuring , Brantley IV and its affiliates will hold a majority of the fully-diluted Orion shares. At the time the loan was made, Mr. Cascio, Mr. Finn and Brantley IV were unrelated third parties with respect to SurgiCare, and the loan was made after arms’ length negotiations on terms the company believes were as favorable as could be obtained from unrelated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.	Description
Exhibit 3.1	Amended and Restated Certificate of Incorporation of SurgiCare, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 3.2	Articles of Incorporation of Bellaire SurgiCare, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 3.3	By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 4.1	Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 4.2	Amended Certificate of Designation, Powers, Preferences and Rights of Series AA Preferred Stock, par value $.001 per share (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 29, 2003)
Exhibit 4.3	Form of SurgiCare, Inc. Common Stock Certificate (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-KSB for the year ended December 31, 2002 filed April 14, 2003)
Exhibit 10.1	Agreement between SurgiCare, Inc. and American International Industries, Inc., Texas Real Estate Enterprises, Inc., and MidCity Houston Properties, Inc. dated December 11, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 29, 2003)
Exhibit 10.2	Employment Agreement with Keith G. LeBlanc dated November 10, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2002 filed on April 14, 2003)
Exhibit 10.3	Employment Agreement with Phillip C. Scott dated November 10, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2002 filed on April 14, 2003)
Exhibit 16.1	Letter to the Securities and Exchange Commission from Weinstein Spira & Company, P.C., dated July 31, 2003, regarding Item 4 to the Registrant’s Form 8-K filed August 1, 2003 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed on August 4, 2003)
Exhibit 21	List of Subsidiaries of SurgiCare, Inc. (Incorporated by reference to Exhibit 21 of the Company’s Form 10-KSB filed on April 14, 2004)
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification

     (b) Reports on Form 8-K

     For the quarter ended December 31, 2003, the following reports on Form 8-K were filed:

Dated November 18, 2003 to announce that the SurgiCare had entered into agreements relating to business combinations with three other companies, an equity investment and a recapitalization that will result in a new healthcare company named Orion.

Dated November 24, 2003 to report issuance of a press release summarizing SurgiCare’s third quarter 2003 financial results.

     After December 31, 2003, the following reports on Form 8-K were filed:

Dated January 29, 2004 to report SurgiCare’s conversion of all of its Series A Redeemable Preferred Stock.

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

Dated May 10, 2004, to report issuance of a press release announcing the filing of SurgiCare’s amended preliminary proxy statement with the Securities and Exchange Commission.

Dated May 14, 2004, to report issuance of a press release summarizing SurgiCare’s first quarter 2004 financial results.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed by Mann Frankfort Stein & Lipp CPAs, LLP (“MFSL”) for professional services rendered for the review of financial statements included in SurgiCare’s quarterly reports on Form 10-QSB for the fiscal year 2003 were $5,365. During fiscal years 2002 and 2003 the aggregate fees billed by Weinstein Spira & Company, P.C. (“WSC”) totaled $73,776 and $72,434.

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

SurgiCare, Inc.
July 23, 2004	By:	/s/ Keith G. LeBlanc
Keith G. LeBlanc,
President & Chief Executive Officer

By:	/s/ Roger S. Huntington
Roger S. Huntington,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Amended and Restated Certificate of Incorporation of SurgiCare, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 3.2	Articles of Incorporation of Bellaire SurgiCare, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 3.3	By-Laws of Technical Coatings Incorporated (now SurgiCare, Inc.) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 4.1	Certificate of Designation, Powers, Preferences and Rights of Series A Redeemable (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-KSB/A filed on January 28, 2000)
Exhibit 4.2	Amended Certificate of Designation, Powers, Preferences and Rights of Series AA Preferred Stock, par value $.001 per share (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 29, 2003)
Exhibit 4.3	Form of SurgiCare, Inc. Common Stock Certificate (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-KSB for the year ended December 31, 2002 filed April 14, 2003)
Exhibit 10.1	Agreement between SurgiCare, Inc. and American International Industries, Inc., Texas Real Estate Enterprises, Inc., and MidCity Houston Properties, Inc. dated December 11, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 29, 2003)
Exhibit 10.2	Employment Agreement with Keith G. LeBlanc dated November 10, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2002 filed on April 14, 2003)
Exhibit 10.3	Employment Agreement with Phillip C. Scott dated November 10, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB for the year ended December 31, 2002 filed on April 14, 2003)
Exhibit 16.1	Letter to the Securities and Exchange Commission from Weinstein Spira & Company, P.C., dated July 31, 2003, regarding Item 4 to the Registrant’s Form 8-K filed August 1, 2003 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed on August 4, 2003)
Exhibit 21	List of Subsidiaries of SurgiCare, Inc. (Incorporated by reference to Exhibit 21 of the Company’s Form 10-KSB filed on April 14, 2004)
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification