Form 10QSB
period 2004-06-30
SURGICARE INC/DE
filed 2004-08-16
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________




                                 SURGICARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



          DELAWARE                                     58-1597246
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



10700 RICHMOND AVE., SUITE 300, HOUSTON, TEXAS                77042
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



ISSUER'S TELEPHONE NUMBER:   (713) 973-6675



Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]



As of August 10, 2004, 28,948,685 shares of Common Stock, $0.005 par value per share, were outstanding.

PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

The information required hereunder is included in this report as set forth in the "Index to Financial Statements"


                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months ending June 30, 2004 and 2003

Consolidated Statements of Operations for the six months ending June 30, 2004 and 2003

Consolidated Statements of Cash Flows for the six months ending June, 30 2004 and 2003

Notes to Consolidated Financial Statements

                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,     DECEMBER 31,
                                                                        2004          2003
                                                                     -----------   -----------
                           ASSETS                                    (unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                   $   280,001   $   141,553
         Accounts Receivable:
           Trade (less allowance for contractual adjustments and
         doubtful
            accounts of $3,115,867 and $3,768,846 at June 30, 2004
            and December 31, 2003, respectively)                         868,285     1,309,682
           Other receivables                                              25,161        59,909
         Income tax receivables                                          159,846
         Inventory                                                       341,957       338,470
         Prepaid expenses                                                133,373       133,293
         Other current assets                                             61,375        23,027
                                                                     -----------   -----------
                  Total Current Assets                                 1,710,152     2,165,780

PROPERTY AND EQUIPMENT
         Office furniture and equipment                                  399,912       399,912
         Medical and surgical equipment                                4,802,979     3,748,559
         Leasehold improvements                                        1,184,890       946,890

         Computer equipment                                              384,911       382,263
         Transportation equipment                                         19,015        19,015
                                                                     -----------   -----------
                                                                       6,791,706     5,496,639
         Less:  Accumulated depreciation and amortization              3,613,004     3,237,657
                                                                     -----------   -----------
                  Total Property and Equipment                         3,178,702     2,258,982
GOODWILL                                                               8,110,235     8,105,735
REAL ESTATE                                                            2,612,412     4,000,000
INVESTMENT IN LIMITED PARTNERSHIPS                                       387,609       381,434
PREPAID LIMITED PARTNER DISTRIBUTIONS                                    440,423       440,423
LOAN FEES (net of amortization of $217,471 at June 30, 2004 and
$198,249 at December 31, 2003)                                            84,566       103,788
                                                                     -----------   -----------
                  TOTAL ASSETS                                       $16,524,099   $17,456,142
                                                                     ===========   ===========

                                 SURGICARE, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)




                                                                        JUNE 30,      DECEMBER 31,
                                                                          2004            2003
                                                                      ------------    ------------
                          LIABILITIES                                 (unaudited)
CURRENT LIABILITIES
         Accounts payable                                             $  3,378,588    $  2,864,199
         Accrued expenses                                                2,139,011       1,274,340
         Line of credit                                                  1,402,588       1,331,475
         Current maturities of long-term debt                            8,083,173       6,928,542
         Current portion of capital leases                                 359,587         265,251
                                                                      ------------    ------------
                  Total Current Liabilities                             15,362,947      12,663,807

LONG-TERM CAPITAL LEASE OBLIGATIONS                                        545,057         103,341
                                                                      ------------    ------------
                  TOTAL LIABILITIES                                     15,908,004      12,767,148

                   SHAREHOLDERS' EQUITY
PREFERRED STOCK,  Series A, par value $.001,
    1,650,000  authorized,  1,137,700
    issued and outstanding at December 31,
    2003 (Redemption and liquidation value $5,688,500)                                       1,138

PREFERRED STOCK, Series AA, par value $.001, 1,200,000 shares authorized, 900,000 issued and outstanding
    at June 30, 2004 and December 31, 2003                                     900             900

COMMON STOCK, par value $.005,  50,000,000
    shares authorized; 28,948,685 issued
    and  28,857,285outstanding  at
    June  30,  2004;  27,082,843  issued  and
    26,991,143 outstanding at December 31,
    2003                                                                   144,743         135,414

ADDITIONAL PAID-IN CAPITAL                                              17,604,714      17,116,523

RETAINED EARNINGS                                                      (17,087,694)    (12,518,413)
LESS:  TREASURY STOCK-at cost, 91,400 at
June 30, 2004 and December 31, 2003                                        (38,318)        (38,318)

       SHAREHOLDERS RECEIVABLE                                              (8,250)         (8,250)
                                                                      ------------    ------------
                 TOTAL SHAREHOLDERS' EQUITY                                616,095       4,688,994
                                                                      ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 16,524,099    $ 17,456,142
                                                                      ============    ============



                 See notes to consolidated financial statements.

SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDING
                                                                              JUNE 30,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ------------    ------------
REVENUES, NET                                                       $  1,652,960    $  1,939,008

DIRECT COST OF REVENUES:
         Surgical costs                                                  391,919         399,109
         Clinical salaries & benefits                                    469,601         455,739
         Other                                                           223,170         213,783
                                                                    ------------    ------------
                               Total Direct Surgical Expenses          1,084,690       1,068,631
GENERAL AND ADMINISTRATIVE EXPENSES:
         Salaries and benefits                                           365,491         383,975
         Rent                                                            226,514         235,062
         Depreciation and amortization                                   188,986         225,085
         Professional fees                                               406,885         299,487
         Provision for doubtful accounts                                  60,161         291,530
         Other                                                           301,639         333,102
                                                                    ------------    ------------
                    Total General & Administrative Expenses            1,549,676       1,768,241

OTHER OPERATING EXPENSES (INCOME):
         Gain on sale of partnership interest                                           (319,086)
         Impairment on investment in land                              1,387,588
                                                                    ------------    ------------
                          Total Other Operating Expenses (Income)      1,387,588        (319,086)
                                                                    ------------    ------------
                                    Total Operating Expenses           4,021,954       2,517,786
                                                                    ------------    ------------
         OPERATING LOSS                                               (2,368,994)       (578,778)
                                                                    ------------    ------------
OTHER INCOME (EXPENSE):
         Miscellaneous income                                                 28           8,250
         Equity in Earnings of Limited Partnerships                       18,451          80,297
         Interest Expense                                               (471,516)       (468,906)
                                                                    ------------    ------------
         Total Other Income (Expense)                                   (453,037)       (380,359)
LOSS BEFORE MINORITY INTEREST AND FEDERAL INCOME TAX BENEFIT          (2,822,031)       (959,137)
                                                                    ------------    ------------
MINORITY INTEREST IN LOSSES OF PARTNERSHIPS                                               49,984
                                                                    ------------    ------------
Loss Before Income Tax Expenses                                       (2,822,031)       (909,153)
FEDERAL INCOME TAX BENEFIT

NET LOSS                                                            $ (2,822,031)   $   (909,153)
                                                                    ============    ============
Loss per share - Basic                                              $       (.10)   $       (.04)
                                                                    ============    ============
Loss per share - Diluted                                            $       (.10)   $       (.04)
                                                                    ============    ============
Weighted Average Shares Outstanding:
     Basic                                                            28,794,399      24,877,900
                                                                    ============    ============
     Diluted                                                          28,794,399      24,877,900
                                                                    ============    ============


                 See notes to consolidated financial statements.

                                SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      FOR THE SIX MONTHS ENDING
                                                                              JUNE 30,
                                                                   -----------------------------
                                                                       2004            2003
                                                                   ------------    ------------
REVENUES, NET                                                      $  3,343,484    $  4,219,129

DIRECT COST OF REVENUES:
         Surgical costs                                                 792,745         871,686
         Clinical salaries & benefits                                   950,837         927,167
         Other                                                          418,060         506,108
                                                                   ------------    ------------
                               Total Direct Surgical Expenses         2,161,642       2,304,961
GENERAL AND ADMINISTRATIVE EXPENSES:
         Salaries and benefits                                          751,156         770,371
         Rent                                                           453,028         468,105
         Depreciation and amortization                                  375,348         444,103
         Professional fees                                              940,983         514,584
         Provision for doubtful accounts                                116,488         300,692
         Other                                                          643,173         667,590
                                                                   ------------    ------------
         Total General & Administrative Expenses                      3,280,176       3,165,445

OTHER OPERATING EXPENSES (INCOME):
         Gain on sale of partnership interest                                           (319,086)
         Loss on sale of assets                                                              168
         Impairment on investment in land                             1,387,588
         Forgiveness of debt                                            (58,625)
                                                                   ------------    ------------
                          Total Other Operating Income (Expense)      1,328,963        (318,918)
                                                                   ------------    ------------
                                    Total Operating Expenses          6,770,781       5,151,488
                                                                   ------------    ------------
         OPERATING LOSS                                              (3,427,297)       (932,359)
OTHER INCOME (EXPENSE):
         Miscellaneous income                                             2,549          20,219
         Equity in Earnings of Limited Partnerships                      20,586         167,939
         Interest Expense                                            (1,165,119)       (909,018)
                                                                   ------------    ------------
         Total Other Income (Expense)                                (1,141,984)       (720,860)
                                                                   ------------    ------------
LOSS BEFORE MINORITY INTEREST AND FEDERAL INCOME TAX BENEFIT         (4,569,281)     (1,653,219)
                                                                   ------------    ------------
MINORITY INTEREST IN LOSSES OF PARTNERSHIPS                                              52,018
                                                                   ------------    ------------
Loss Before Income Tax Expenses                                      (4,569,281)     (1,601,201)
FEDERAL INCOME TAX BENEFIT                                                              (13,561)
                                                                   ------------    ------------
NET LOSS                                                             (4,569,281)     (1,587,640)
                                                                   ============    ============
Loss per share - Basic                                             $       (.16)   $       (.07)
                                                                   ============    ============
Loss per share - Diluted                                           $       (.16)   $       (.07)
                                                                   ============    ============
Weighted Average Shares Outstanding:
     Basic                                                           28,373,482      24,232,458
                                                                   ============    ============
     Diluted                                                         28,373,482      24,232,458
                                                                   ============    ============


                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            FOR THE SIX MONTHS ENDING
                                                                                      JUNE 30,
                                                                            --------------------------
                                                                               2004           2003
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(4,569,281)   $(1,587,640)
Adjustments to reconcile net earnings to net cash provided by operations:
   Equity in earnings of limited partnerships                                   (20,586)      (167,939)
   Minority interest in loss of partnerships                                                   (52,018)
   Depreciation and amortization                                                375,348        444,102
   Amortization of debt discount                                                 37,718         74,920
   Amortization of loan fees                                                     19,222
   Gain on sale of interest in limited partnership                                            (319,086)
   Interest expense recognized on beneficial conversion
        features of convertible notes payable                                   206,693
   Provision for doubtful accounts                                              116,488        300,692
   Impairment on investment in land                                           1,387,588
   Forgiveness of debt                                                          (58,625)
   Change in:
         Accounts receivable                                                    359,657        186,050
         Inventory                                                               (3,487)        31,289
         Prepaid expenses                                                           (80)       (64,057)
         Other current assets                                                   (38,348)        23,250
         Federal income tax                                                     159,846
         Accounts payable                                                       846,168        274,311
         Accrued expenses                                                       864,671        296,041
                                                                            -----------    -----------
          Net Cash Used in Operating Activities                                (317,008)      (560,085)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (695,068)       (25,795)
   Distributions from partnerships                                               14,411
   Proceeds from sale of interest in limited partnership                                       425,000
   Buyout of limited partners                                                    (4,500)
                                                                            -----------    -----------
         Net Cash  Provided by (Used in) Investing Activities                  (685,157)       399,205
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit                                                196,625      2,796,768
   Payments on lines of credit                                                 (125,512)    (3,146,527)
   Borrowings on debt                                                         1,325,411
   Payments on debt                                                            (208,498)      (502,099)
   Principal payments on capital lease                                          (63,948)       (50,892)
   Proceeds from issuance of common stock                                                    1,069,897
   Proceeds from exercise of warrants                                            16,535          1,375
   Purchase of treasury stock                                                                   (6,068)
                                                                            -----------    -----------
         Net Cash Provided by Financing Activities                            1,140,613        162,454
                                                                            -----------    -----------
Net Increase in Cash and Cash Equivalents                                       138,448          1,574
Cash and Cash Equivalents - Beginning of Period                                 141,553        262,327
                                                                            -----------    -----------
Cash and Cash Equivalents - End of Period                                   $   280,001    $   263,901
                                                                            ===========    ===========

                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                               FOR THE SIX MONTHS ENDING
                                                                        JUNE 30,
                                                                  -------------------
                                                                     2004    2003
                                                                  ---------- --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                     $ 76,930   $667,828

   Non-cash investing and financing activities:
       Issuance of common shares in payment of accounts payable    273,154     70,000
       Equipment acquired under capital lease obligation           600,000




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


NOTE 6 - LAND IMPAIRMENT

     On June 23, 2004, the Company agreed to sell its five tracts of undeveloped land along with accelerated conversion of its 900,000 shares of Series AA Redeemable Preferred Stock (see Note 12 -SUBSEQUENT EVENTS below for further discussion). As a result, the Company recorded an impairment charge of $1,387,588 in the second quarter of 2004.



NOTE 7 - DEBT

     Loan agreements relating to the majority of the Company's credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of June 30, 2004. Further, the Company is delinquent in payments on the majority of its outstanding debt. All notes and capital leases in default have been shown as current in these financial statements. On August 25, 2003 the Company's senior lender, DVI Business Credit Corp. and DVI Financial Services, Inc. ("DVI") announced that it is seeking protection under Chapter 11 of the United States Bankruptcy laws.

     In July 2004, SurgiCare and Integrated Physician Solutions, Inc. (see Note 12 - SUBSEQUENT EVENTS) completed negotiations to settle the companies' combined debt with DVI and U.S. Bank Corp., which totals $10.1 million. The settlement calls for $6.5 million in payments to be made as follows: $2,000,000 payment at the closing of the Transactions; $500,000 on the date 12 months after the closing; $250,000 on the date 18 months after the closing; $2,500 per month for the first 24 months after closing; $45,628 per month in years starting in the 25th month and continuing through the 72nd month after closing; and a $1,500,000 balloon payment at the completion of 72 months after closing.

     The Company has historically financed its growth primarily though the issuance of equity and secured and/or convertible debt. As of June 30, 2004, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

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

     In the six months ended June 30, 2004, the Company borrowed $1,325,411 from a participant in the proposed restructuring transactions (See Note 12) to make necessary payments on debt and to fund operations.

     The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 12- SUBSEQUENT EVENTS for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transactions. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.


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

                                   For the Three Months Ended  For the Six Months Ended
                                           June 30,                   June 30,
                                   ----------------------------------------------------
                                       2004         2003         2004          2003
                                   -----------   ----------   -----------   -----------
Basic Loss Per Share:

Net Loss                           $(2,822,031)  $ (909,153)  $(4,569,281)  $(1,587,640)
                                   ===========   ==========   ===========   ===========
Weighted average shares
 outstanding                        28,794,399   24,877,900    28,373,482    24,232,458
Dilutive stock options and
 warrants                             (a)           (a)          (a)           (a)
Conversion of preferred shares        (b)           (b)          (b)           (b)
Conversion of debt                    (c)           (c)          (c)           (c)
                                   -----------   ----------   -----------   -----------
Weighted average common shares
outstanding for diluted net loss
 per share                          24,877,900   28,373,482    24,232,458    28,794,399
                                   ===========   ==========   ===========   ===========
Net loss per share - Basic         $      (.10)  $     (.04)  $      (.16)  $      (.07)
                                   ===========   ==========   ===========   ===========
Net loss per share - Diluted       $      (.10)  $     (.04)  $      (.16)  $      (.07)
                                   ===========   ==========   ===========   ===========


The following potentially dilutive shares are not included because their effect would be anti-dilutive due to the net loss for the period:

a. 8,085,261 and 10,942,807 options and warrants outstanding as of June 30, 2004 and June 30, 2003, respectively.

b. 900,000 shares of Series AA Preferred Stock convertible into $4,500,000 of common shares as of June 30 2004 and June 30, 2003. 1,225,000 shares of Series A Preferred stock convertible into 1,225,000 common shares as of June 30, 2003.

c. $1,000,000 of debentures convertible into common stock at a price equal to $1.50 per share at June 30, 2004. $470,000 of notes payable were convertible into common stock at a price of $.25 per share as of June 30, 2004.

NOTE 9 - LITIGATION

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

     On April 14, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involves allegations that SurgiCare defaulted on its loan agreement. The plaintiffs in the New York case are suing SurgiCare for $834,252 representing the loan amount and interest, plus $219,000, representing damages for "No-filing Charges" and "Non-Effective Charges" under the contract. SurgiCare's lawsuit in Texas asserted that the loan agreement is usurious. The parties signed an agreement to settle this matter, which will close after the consummation of the Transactions. Pursuant to this settlement, SurgiCare will pay Plaintiffs $220,000 in cash and issue 2,100,000 shares of SurgiCare common stock (210,000 shares after giving effect to the reverse stock split contemplated in connection with the merger and equity transactions set forth above), to be paid and issued after the closing of such transactions.

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



                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ----------------------------------------------------------------
                                              JUNE 30, 2004   JUNE 30, 2003     JUNE 30, 2004    JUNE 30, 2003
                                              -------------   --------------    -------------    -------------
Net loss - as reported                       $  (2,822,031)   $    (909,153)    $  (4,569,281)   $  (1,587,640)
Deduct:  Total stock-based employee
compensation (expense determined under the
fair value based method for all awards),
net of tax effect                                  (52,725)         (52,725)         (105,450)        (105,450)
Pro forma net loss                           $  (2,874,756)   $    (961,878)       (4,674,731)      (1,693,090)

Loss per share:
Basic net loss per share - as reported       $        (.10)   $        (.04)    $        (.16)   $        (.07)
Basic net loss per share - pro forma         $        (.10)   $        (.04)    $        (.16)   $        (.07)
Diluted net loss per share - as reported     $        (.10)   $        (.04)    $        (.16)   $        (.07)
Diluted net loss per share - pro forma       $        (.10)   $        (.04)    $        (.16)   $        (.07)


The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.


NOTE 11 - GUARANTEES

     The Company is guarantor on a working capital line of credit for San Jacinto Surgery Center, L.P. ("San Jacinto"), in which the Company owns a 10% general partnership interest through a wholly-owned subsidiary. As of June 30, 2004, the line of credit facility had a balance of $337,054 and is recorded on San Jacinto's balance sheet, which is not consolidated with the Company's financial statements. The line is secured by the accounts receivable and equipment of San Jacinto. The line expires on February 2, 2005.

NOTE 12 - SUBSEQUENT EVENTS

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

    o Issuing a new class of common stock Class B common stock to Brantley Partners IV, L.P., a private investor ("Brantley IV") or its assignees. Brantley IV will purchase the Class B common stock for $10 million in cash plus cash in the amount of the accrued but unpaid interest immediately prior to the closing of the transactions owed to a subsidiary of Brantley IV by SurgiCare and Integrated Physician Solutions, Inc. ("IPS") on amounts advanced prior to October 24, 2003, which as of August 10, 2004 was $92,510. A portion of Brantley IV's cash investment will be used to pay off the indebtedness owed by SurgiCare and IPS to the subsidiary of Brantley IV. Based on the interest accrued on such indebtedness through August 10, 2004, it is estimated that the net cash proceeds to SurgiCare will be approximately $5,361,287. The shares to be received by Brantley IV or its assignees will constitute approximately 58.9% of SurgiCare's outstanding equity after the transactions on an as-converted basis. Brantley IV will also receive the option to purchase shares of Class A stock for cash in an amount up to an aggregate of $3 million after the closing of the transactions.

    o Acquiring IPS, a holding company whose two business units provide business management services dedicated to the practice of pediatrics and integrated business and clinical software applications for physicians, in a merger in which we will issue Class A common stock to the IPS stockholders and certain IPS creditors. After the transactions, former IPS stockholders and creditors will own approximately 18.2% of our outstanding equity on an as-converted basis.

    o Acquiring Medical Billing Services, Inc. ("MBS"), and Dennis Cain Physician Solutions, Ltd. ("DCPS"), two providers of physician management, billing, consulting and collection services in an acquisition in which we will pay between $2.9 million and $3.5 million cash and issue promissory notes in the aggregate principal amount of $500,000 and Class C common stock to the current equity holders of MBS and DCPS. The amount of consideration received depends upon the fair market value of our common stock at the time of the closing of the transactions, and the consideration is also subject to retroactive increase or decrease, including the issuance of additional shares of Class A common stock. We will also issue shares of Class A common stock as directed by the DCPS and MBS equity holders, and may be required to make additional payments in certain circumstances. Immediately after the transactions, the equity holders of these two companies and their designees will own Class A common stock and Class C common stock which may amount to as much as approximately 6.7% of our outstanding equity on an as-converted basis.

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

     On August 2, 2004, the Company sold its five tracts of undeveloped land to American International Industries, Inc. ("AII") and agreed to accelerate the conversion of SurgiCare's 900,000 shares of Series AA Redeemable Preferred Stock ("Preferred Stock") held by AII into 8,750,000 shares of SurgiCare common stock, subject to approval of the listing of the shares on the American Stock Exchange and certain other conditions. The Preferred Stock has a preference value of $4.5 million. Under the previous agreement, 300,000 shares of the Preferred Stock were to be converted or redeemed annually through June 2006. At a floor price of $0.41 per share, the potential maximum conversion was 10,975,610 common shares. As part of this agreement, AII paid SurgiCare $250,000 and paid off SurgiCare's loan (collateralized by the land) of approximately $1.1 million.


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

     SurgiCare is in the process of identifying ambulatory surgical centers, imaging centers and practice management companies as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of these organizations. No commitments were made for new acquisitions in the first six months of 2004. Although there are no commitments, understandings, or agreements with any other potential acquisition targets, talks are ongoing for the acquisition of additional entities. All of such discussions have been tentative in nature and there can be no assurance that we will acquire any entity with whom discussions have been conducted.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The  following   table  sets  forth  for  the  periods   indicated  the
percentages of revenues represented by income statement items.


                                        THREE MONTHS ENDED     SIX MONTHS
                                             JUNE 30,        ENDED JUNE 30,
                                        ----------------    ----------------
                                         2004      2003      2004      2003
                                        ------    ------    ------   -------
Revenues, net                           100.0%    100.0%    100.0%   100.00%
Expenses:
     Direct Cost of Services             65.6%     55.1%     64.6%     54.6%
       General & Administrative
           Expenses                      93.8%     91.2%     98.1%     75.0%
       Other Operating Expenses
       (Income)                          83.9%    (16.4%)    39.8%     (7.5%)
             Total Operating Expenses   243.3%    129.9%    202.5%    122.1%
Operating Loss                          (143.3%)  (29.9%)   (102.5%)  (22.1%)
Other Loss                              (27.4%)   (19.6%)   (34.2%)   (17.1%)
Minority Interest in Losses of
    Partnerships                         --         2.6%     --         1.2%
Loss Before Federal Income Tax
   Expense                              (170.7%)  (46.9%)   (136.7%)  -38.0%
Federal Income Tax Expense Benefit       --        --        --          .3%
Net Earnings (Loss)                     (170.7%)  (46.9%)   (136.7%)  -37.6%


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2004 vs. THREE MONTHS ENDED JUNE 30, 2003


     NET REVENUE. Case volume decreased 18.6% to 1,409 in the three months ended June 30, 2004 from 1,731 in the 2003 comparable period. Revenue declined $286,048, or 14.8% to $1,652,960 in the three months ended June 30, 2004, from $1,939,008 in the comparable 2003 period. On a per-case basis, revenue increased to $1,173 in the three months ended June 30, 2004 from $1,120 in the 2003 comparable period. The average contractual allowance from gross revenues was 75.4% in the three months ended June 30, 2004 compared to 69.5% in the comparable 2003 period. The decrease in revenue is predominantly due to the related decrease in case volume, although the Company has lost minimal doctors who perform cases. Due to the length of time to complete the pending transaction (see Note 12 to the accompanying consolidated financial statements), and due to the uncertainty surrounding the Company's financial condition, some physicians are splitting their caseload with other competing surgery centers, which has resulted in the decrease in cases.

     DIRECT COST OF REVENUES. Direct Cost of Revenues increased $16,059, or 1.5% to $1,084,690 in the three months ended June 30, 2004 from $1,068,631 in the comparable 2003 period. Surgical costs decreased $7,190 or 1.8% to $391,919 in the three months ended June 30, 2004 from $399,109 in the comparable 2003 period. Direct clinical salaries and benefits increased $13,862, or 3.0% to $469,601 in the three months ended June 30, 2004 compared to $455,739 in the comparable 2003 period. These costs are predominantly fixed and the centers were already at base staffing levels in 2003. Other direct costs increased $9,387, or 4.4% to $223,170 in the three months ended June 30, 2004 from $213,783 in the comparable 2003 period. The increase is primarily due to pre-lease interim rental costs on MRI equipment for the Company's new imaging center in Ohio, which opened in July 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs decreased $218,565, or 12.4% to $1,549,676 in the three months ended June 30, 2004 from $1,768,241 in the 2003 comparable period, primarily due to a decrease in the provision for doubtful accounts. The provision for doubtful accounts decreased $231,369, or 79.4% to $60,161 in the three months ended June 30, 2004 from $291,530 in the comparable 2003 period primarily due to an increased focus on more timely and accurate billings, which included outsourcing the billing and collections at its centers in Houston, Texas. To a lesser extent, approximately $43,000 of the decrease in the provision for doubtful accounts is due to the related decrease in revenues.

     OTHER OPERATING EXPENSES (INCOME). In the three months ended June 30, 2004, the Company recorded an impairment charge of $1,387,588 against its investment in land in connection with its sale of the land in August 2004 (see Note 12, SUBSEQUENT EVENTS to the accompanying consolidated financial statements). In the three months ended June 30, 2003, the Company recorded a gain of $319,086 recognized on the sale of the Company's 10% interest in Physicians Endoscopy Center.

     TOTAL OPERATING EXPENSES. Total Operating Expenses increased $1,504,168, or 59.7% to $4,021,954 in the three months ended June 30, 2004 from $2,517,786 in the comparable 2003 period. As a percent of revenue, total expenses increased to 243.3% of revenue in the three months ended June 30, 2004 from 129.9% in the 2003 comparable period. The increased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

     OTHER INCOME (EXPENSE). Total Other Income (Expense) increased $72,678, or 19.1% to $453,037 in the three months ended June 30, 2004 from $380,359 in the 2003 comparable period. The increase was primarily due to a decrease in Equity in Earnings of Limited Partnerships of $61,846, or 77.0% between the two comparable three-month periods. The decrease is primarily attributable to the Company's sale of its interest in Physicians Endoscopy Center in June 2003, where in the three months ended June 30, 2003, the Company's equity in that center's earnings was $68,162.

     FEDERAL INCOME TAX BENEFIT. For the three months ended June 30, 2004, the Company did not record a tax benefit on its pre-tax loss of $2,822,031 due to a valuation allowance recorded against the Company's deferred tax assets. The valuation allowance was necessary due to the uncertainty of recovery of the deferred tax assets.

     NET LOSS. Due to the factors discussed above, the Company's net loss increased $1,912,878, or 210.4% to $2,822,031 in the three months ended June 30, 2004 from $909,153 in the 2003 comparable period. The Company's operating results were negatively impacted by the land impairment of $1,387,588 and the decrease in gross margin of $302,107 (revenue minus direct cost of revenues).

SIX MONTHS ENDED JUNE 30, 2004 vs. SIX MONTHS ENDED JUNE 30, 2003


     NET REVENUE. Case volume decreased 17.9% to 2,886 in the six months ended June 30, 2004 from 3,517 in the 2003 comparable period. Revenue declined $875,645, or 20.8% to $3,343,484 in the six months ended June 30, 2004, from
$4,219,129 in the comparable 2003 period. On a per-case basis, revenue decreased to $1,159 in the six months ended June 30, 2004 from $1,200 in the 2003 comparable period. The average contractual allowance from gross revenues was 76.0% in the six months ended June 30, 2004 compared to 68.2% in the comparable 2003 period. The decrease in revenue is predominantly due to the related decrease in case volume, although the Company has lost minimal doctors who perform cases. However, due to the length of time to complete the pending transaction (see Note 12 to the accompanying consolidated financial statements), and due to the uncertainty surrounding the Company's financial condition, some physicians are splitting their caseload with other competing surgery centers, which has resulted in the decrease in cases performed.

     DIRECT COST OF REVENUES. Direct Cost of Revenues decreased $143,319, or 6.2% to $2,161,642 in the six months ended June 30, 2004 from $2,034,961 in the comparable 2003 period. Surgical costs decreased $78,941, or 9.1% to $792,745 in the six months ended June 30, 2004 from $871,686 in the comparable 2003 period. Direct clinical salaries and benefits increased $23,670, or 2.6% to $950,837 in the six months ended June 30, 2004 compared to $927,167 in the comparable 2003 period. These costs are predominantly fixed and the centers were already at base staffing levels in 2003. Other direct costs decreased $88,048, or 17.4% to $418,060 in the six months ended June 30, 2004 from $506,108 in the comparable 2003 period. The decrease is primarily related to the revenue decrease and included decreases in contract nursing ($44,720), patient transportation ($25,874) and equipment repairs ($23,754).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs increased $114,731, or 3.6% to $3,280,176 in the six months ended June 30, 2004 from $3,165,445 in the 2003 comparable period, primarily due to a an increase in professional fees. Professional fees increased $426,399, or 82.9% to $940,983 in the six months ended June 30, 2004 from $514,584 in the comparable 2003 period. In 2004, the Company recorded a charge of $202,000 to professional fees related to a settlement with S.E. Altman on a "Finders Fee Contract." The remaining increase is due to legal, professional and accounting fees related to the series of pending transactions that will restructure SurgiCare and result in a change in control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and debt forgiveness (see Note 12 to the accompanying consolidated financial statements). The increase in professional fees was offset by a decrease in the Company's provision for doubtful accounts of $184,204, or 61.3% to $116,488 in the six months ended June 30, 2004 from $300,692 in the comparable 2003 period primarily due to an increased focus on more timely and accurate billings, which included outsourcing the billing and collections at its centers in Houston, Texas. To a lesser extent, approximately $62,000 of the decrease in the provision for doubtful accounts is due to the related decrease in revenues.

     OTHER OPERATING EXPENSES (INCOME). Other Operating Expenses (Income) increased $1,647,881 to a net expense of $1,328,963 in the six months ended June 30, 2004 from a net gain of $318,918 in the comparable 2003 period. In the six months ended June 30, 2004, the Company recorded an impairment charge of $1,387,588 against its investment in land in connection with its sale of the land in August 2004 (see Note 12, SUBSEQUENT EVENTS to the accompanying financial statements). In the six months ended June 30, 2003, the Company recorded a gain of $319,086 recognized on the sale of the Company's 10% interest in Physicians Endoscopy Center.

     TOTAL OPERATING EXPENSES. Total Operating Expenses increased $1,619,293, or 31.4% to $6,770,781 in the six months ended June 30, 2004 from $5,151,488 in the comparable 2003 period. As a percent of revenue, total expenses increased to 202.5% of revenue in the six months ended June 30, 2004 from 122.1% in the 2003 comparable period. The increased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

     OTHER INCOME (EXPENSE). Total Other Income (Expense) increased $421,124, or 58.4% to $1,141,984 in the six months ended June 30, 2004 from $720,860 in the 2003 comparable period. The increase was primarily due to an increase in interest expense of $256,101, or 28.2% to $1,165,119 from $909,018 in the 2003 period. In the six months ended June 30, 2004, the Company recorded a $206,693 charge to interest expense, based on the change in relative fair value of its convertible unsecured promissory notes (see Note 6 to the accompanying consolidated financial statements). Since the notes were not converted by January 31, 2004, the conversion price changed from $.35 per share to $.25 per share. The remaining increase in interest expense of $49,408 was due to additional borrowings for working capital purposes. Additionally, Equity in Earnings of Limited Partnerships decreased by $147,353, or 87.7% between the two comparable six-month periods. The decrease is primarily attributable to the Company's sale of its interest in Physicians Endoscopy Center in June 2003, where in the six months ended June 30, 2003, the Company's equity in that center's earnings was $131,490.

     FEDERAL INCOME TAX BENEFIT. For the six months ended June 30, 2004, the Company did not record a tax benefit on its pre-tax loss of $4,569,281 due to a valuation allowance recorded against the Company's deferred tax assets. The valuation allowance was necessary due to the uncertainty of recovery of the deferred tax assets.

     NET LOSS. Due to the factors discussed above, the Company's net loss increased $2,981,641, or 187.8% to $4,569,281 in the six months ended June 30, 2004 from $1,587,640 in the 2003 comparable period. The Company's operating results were negatively impacted by: the land impairment of $1,387,588; the decrease in gross margin of $732,326 (revenue minus direct cost of revenues); the increase in professional fees of $426,399 due to the Altman settlement and expenses related to the pending series of transactions; and the increase in interest expense of $256,101 due to the charge related to the beneficial conversion factor of the convertible notes and additional borrowings for working capital purposes.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $317,008 and $560,085 for the six months ended June 30, 2004 and 2003, respectively. The primary reason for the usage of cash is due to continued operating losses in both periods.

     Net cash used in investing activities was $685,157 for the six months ended June 30, 2004. In the second quarter of 2004, the Company purchased open MRI (magnetic resonance imaging) equipment and related build-out totaling approximately $1.2 million, of which $600,000 was financed through a capital lease. The Company also purchased approximately $86,000 of replacement equipment for it existing centers. Cash provided by investing activities for the six months ended June 30, 2003 was $399,205, primarily due to the Company selling its ownership interest in Physicians Endoscopy Center for $425,000 cash.

     Net cash provided by financing activities increased to $1,140,613 for the six months ended June 30, 2004 from $162,454 in the 2003 comparable period. The Company has financed its working capital needs primarily through the issuance of equity, secured and/or convertible debt. As of June 30, 2004, SurgiCare does not have any credit facilities available with financial institutions to provide for working capital shortages. In the six months ended June 30, 2004, the Company borrowed $1,325,411 from a participant in the proposed restructuring transactions (See Note 12 to the accompanying unaudited financial statements) to make necessary payments on debt and to fund operations.

     In the six months ended June 30, 2003, the Company raised cash of $1,069,897 through the sale of common stock offset by net pay downs of credit lines and other outstanding debt of approximately $903,000.

     In the first six months of 2004, the Company did not raise any substantial funds through the sale of equity securities, though $16,535 was recorded on the exercise of outstanding warrants. Although the Company believes it will generate cash from operations in the future, due to its debt load, it is not able to fund its current operations solely from its cash flow.

     The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 12 to the accompanying unaudited financial statements for a description of a series of transactions recently announced by the Company that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

     As of June 30, 2004, the Company had cash and cash equivalents of $280,001 and negative working capital of $13,652,796. SurgiCare has a total of $6,267,762 in long-term debt and an additional $1,402,588 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation and DVI Financial Services, Inc. ("DVI"). On August 25,2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws. Integrated Physician Solutions, Inc. ("IPS") and SurgiCare completed negotiations with DVI, which resulted in a decrease of their combined debt of approximately $10.1 million to a combined payout of approximately $6.5 million including a buy-out of the revolving lines of credit. As part of that agreement, the companies have executed a new loan agreement with U.S. Bank Portfolio Services ("USBPS"), as servicer for payees, for payment of the revolving line of credit and renegotiated the term loan amounts. The sum due to DVI at the closing of the aforementioned merger and equity transactions is $2,000,000. As a part of that transaction, the companies have signed a term sheet for a new revolving line of credit, which will be used to pay off the DVI revolving line of credit.



ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Secretary and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.


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

     On April 14, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involves allegations that SurgiCare defaulted on its loan agreement. The plaintiffs in the New York case are suing SurgiCare for $834,252 representing the loan amount and interest, plus $219,000, representing damages for "No-filing Charges" and "Non-Effective Charges" under the contract. SurgiCare's lawsuit in Texas asserts that the loan agreement is usurious. The parties signed an agreement to settle this matter, which will close after the consummation of the Transactions. Pursuant to this settlement, SurgiCare will pay Plaintiffs $220,000 in cash and issue 2,100,000 shares of SurgiCare common stock (210,000 shares after giving effect to the reverse stock split contemplated in connection with the merger and equity transactions discussed in Note 12 to the accompanying consolidated financial statements) to be paid and issued after the closing of such transactions.

     On November 24, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled Vincent A. Giammalva, Trustee v. SurgiCare, Inc., Keith G. LeBlanc, and Phillip C. Scott; in the 344th Judicial District Court of Chambers County, Texas. This case involves allegations that SurgiCare defaulted on a contract to sell a parcel of real estate to plaintiff. Plaintiff also claims that LeBlanc and Scott committed fraud. SurgiCare states that it could not sell the parcel of land because of a lien on the property. The plaintiff seeks specific performance, forcing SurgiCare to sell the property, as well as actual damages. SurgiCare is negotiating with the plaintiff in an effort to settle this matter. American International Industries, Inc. ("AII") has agreed to indemnify SurgiCare, Inc., Keith LeBlanc and Phillip Scott for all claims asserted in this litigation by agreement dated June 23, 2004.

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



ITEM 2.  CHANGE IN SECURITIES.

     On April 26, 2004, the Company issued 540,000 shares of common stock to S.E. Altman, an accredited investor, for services rendered. The stock was issued in a privately negotiated transaction in reliance on the exemption provided by
Section 4(2) of the Securities Act.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation and DVI Financial Services, Inc. ("DVI"). On August 25,2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws. IPS and SurgiCare completed negotiations with DVI, which resulted in a decrease of their combined debt of approximately $10.1 million to a combined payout of approximately $6.5 million including a buy-out of the revolving lines of credit. As part of that agreement, the companies have executed a new loan agreement with U.S. Bank Portfolio Services ("USBPS"), as servicer for payees, for payment of the revolving line of credit and renegotiated the term loan amounts. The sum due to DVI at the closing of the aforementioned merger and equity transactions is $2,000,000. As a part of that transaction, the companies have signed a term sheet for a new revolving line of credit, which will be used to pay off the DVI revolving line of credit.

     SurgiCare has defaulted on its convertible Debenture Agreement for failure to file a registration statement for the resale of certain securities pursuant to the agreement and has been sued by the primary debenture holder. The parties signed an agreement to settle this matter, which will close after the consummation of the Transactions. Pursuant to this settlement, SurgiCare will pay Plaintiffs $220,000 in cash and issue 2,100,000 shares of SurgiCare common stock (210,000 shares after giving effect to the reverse stock split contemplated in connection with the merger and equity transactions discussed in
Note 12 to the accompanying consolidated financial statements) to be paid and issued after the closing of such transactions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NO.                DESCRIPTION

31.1                       Rule 13a-14(a)/15d-14(a) Certification
31.2                       Rule 13a-14(a)/15d-14(a) Certification
32.1                       18 U.S.C.ss.1350 Certification
32.2                       18 U.S.C.ss.1350 Certification


(b) Reports on Form 8-K

          During the quarter ended June 30, 2004, we filed the following reports on Form 8-K:

          Dated May 10, 2004, SurgiCare issued a press release to announce that on April 27,2004, it filed amended preliminary proxy materials with the Securities and Exchange Commission.

          Dated May 14, 2004, SurgiCare issued a press release announcing its first quarter 2004 financial results.

          Dated  June  17,  2004,  to  provide   clarification  of  unauthorized
          information posted on an internet message board.

          Dated July 2, 2004 (after the close of the second fiscal quarter), SurgiCare issued a press release to announce that it had entered into agreements to: convert its Series AA Redeemable Preferred Stock to common; sell its five tracts of undeveloped land; and settle its debt with its senior lender. SurgiCare also announced a change in its CFO position.

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 13, 2004                    REGISTRANT:

SurgiCare, Inc.


                                            By: /s/ Keith G. Leblanc
                                            -----------------------------
                                            Keith G. LeBlanc
                                            Chief Executive Officer


                                            By: /s/ Roger S. Huntington
                                            -----------------------------
                                            Roger S. Huntington
                                            Chief Financial Officer