Form 10QSB/A
period 2004-06-30
SURGICARE INC/DE
filed 2004-09-02
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No.1


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
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)



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

INTRODUCTORY NOTE: SurgiCare, Inc. ("the Company") is filing this Amendment
No. 1 to Form 10-QSB to restate our financial statements originally included in our Form 10-QSB as of and for the period ended June 30, 2004, which was originally filed with the Securities and Exchange Commission on August 16, 2004 ("the Original Filing").

The amount of impairment expense on the Company's investment in land was increased $658,536 to $2,046,124 for the three and six months ended June 30, 2004 from $1,387,588 in the Original Filing in order to reflect the fair market value of the land. As a result, the Company's net loss for the three months ended June 30, 2004 changed to $3,480,567, or $0.12 per share from $2,822,031, or $0.10 per share in the Original Filing. The Company's net loss for the six months ended June 30, 2004 changed to $5,227,817, or $0.18 per share from $4,569,281, or $0.16 per share in the Original Filing. Corresponding adjustments were made to the Company's balance sheet, statement of operations and statement of cash flows as of that date. In addition, corresponding changes related to the above have been made in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except as described in the preceeding paragraph, no other changes have been made to the Original Filing and other than Item 1 and Item 2, this amendment does not otherwise update information in the Original Filing. Pursuant to Rule 12b-15, currently dated certifications of the Chief Exceutive Officer and Chief Financial Officer are provided.


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

Consolidated Statements of Cash Flows for the six months ending June 30, 2004 and 2003

Notes to Consolidated Financial Statements

                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                                2004 - restated        2003
                                                --------------    --------------
                     ASSETS                      (unaudited)
Current Assets
     Cash and cash equivalents                 $      280,001    $      141,553
     Accounts Receivable:
        Trade (less allowance for contractual
         adjustments and doubtful accounts of
         $3,115,867 and $3,768,846 at June 30,
         2004 and December 31, 2003,
         respectively)                                868,285         1,309,682
         Other receivables                             25,161            59,909
     Income tax receivables                                             159,846
     Inventory                                        341,957           338,470
     Prepaid expenses                                 133,373           133,293
     Other current assets                              61,375            23,027
                                                --------------    --------------
           Total Current Assets                     1,710,152         2,165,780

Property and Equipment
     Office furniture and equipment                   399,912           399,912
     Medical and surgical equipment                 4,802,979         3,748,559
     Leasehold improvements                         1,184,890           946,890
     Computer equipment                               384,910           382,263
     Transportation equipment                          19,015            19,015
                                                --------------    --------------
                                                    6,791,706         5,496,639
     Less: Accumulated depreciation and
      amortization                                  3,613,004         3,237,657
                                                --------------    --------------

           Total Property and Equipment             3,178,702         2,258,982

Goodwill                                            8,110,235         8,105,735
Real Estate                                         1,953,876         4,000,000
Investment in Limited Partnerships                    387,609           381,434
Prepaid Limited Partner Distributions                 440,423           440,423
Loan fees (net of amortization of $217,471 at
 June 30, 2004 and $198,249 at December 31,
 2003)                                                 84,566           103,788
                                                --------------    --------------
           TOTAL ASSETS                        $   15,865,563    $   17,456,142
                                                ==============    ==============

                                 SURGICARE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                   June 30,        December 31,
                                                2004 - restated        2003
                                                --------------    --------------
                     LIABILITIES                 (unaudited)
Current Liabilities
     Accounts payable                          $    3,378,588    $    2,864,199
     Accrued expenses                               2,139,011         1,274,340
     Line of credit                                 1,402,588         1,331,475
     Current maturities of long-term debt           8,083,173         6,928,542
     Current portion of capital leases                359,587           265,251

                                                --------------    --------------
           Total Current Liabilities               15,362,947        12,663,807

Long-Term Capital Lease Obligations                   545,057           103,341
                                                --------------    --------------
           Total Liabilities                       15,908,004        12,767,148



             SHAREHOLDERS' EQUITY
Preferred Stock, Series A, par value  $.001,
 1,650,000 authorized, 1,137,700 issued and
 outstanding at December 31, 2003 (Redemption
 and liquidation value $5,688,500).                                       1,138
Preferred Stock, Series AA, par value $.001,
 1,200,000 shares authorized, 900,000 issued
 and outstanding at June 30, 2004 and December
 31, 2003                                                 900               900

Common Stock, par value $.005, 50,000,000
 shares authorized; 28,948,685 issued and
 28,857,285 outstanding at June 30, 2004;
 27,082,843 issued and 26,991,143 outstanding
 at December 31, 2003.                                144,743           135,414
Additional Paid-In Capital                         17,604,714        17,116,523

Retained Earnings                                 (17,746,230)      (12,518,413)
Less: Treasury Stock-at cost, 91,400 at June
 30, 2004 and December 31, 2003.                      (38,318)          (38,318)
     Shareholders receivable                           (8,250)           (8,250)
                                                --------------    --------------
           Total Shareholders' Equity                 (42,441)        4,688,994
                                                --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   15,865,563    $   17,456,142
                                                ==============    ==============



                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months Ending
                                                            June 30,
                                                --------------------------------
                                               2004 - restated         2003
                                                --------------    --------------
Revenues, net                                  $    1,652,960    $    1,939,008

Direct Cost of Revenues:
     Surgical costs                                   391,919           399,109
     Clinical salaries & benefits                     469,601           455,739
     Other                                            223,170           213,783
                                                --------------    --------------
           Total Direct Surgical Expenses           1,084,690         1,068,631

General and Administrative Expenses:
     Salaries and benefits                            365,491           383,975
     Rent                                             226,514           235,062
     Depreciation and amortization                    188,986           225,085
     Professional fees                                406,885           299,487
     Provision for doubtful accounts                   60,161           291,530
     Other                                            301,639           333,102
                                                --------------    --------------
           Total General & Administrative
            Expenses                                1,549,676         1,768,241

Other Operating Expenses (Income):
     Gain on sale of partnership interest                              (319,086)
     Impairment on investment in land               2,046,124
                                                --------------    --------------
           Total Other Operating Expenses
            (Income)                                2,046,124          (319,086)
                                                --------------    --------------
                 Total Operating Expenses           4,680,490         2,517,786
                                                --------------    --------------
     Operating Loss                                (3,027,530)         (578,778)
                                                --------------    --------------
Other Income (Expense):
     Miscellaneous income                                  28             8,250
     Equity in Earnings of Limited Partnerships        18,451            80,297
     Interest Expense                                (471,516)         (468,906)
                                                --------------    --------------
     Total Other Income (Expense)                    (453,037)         (380,359)

Loss Before Minority Interest and Federal
 Income Tax Benefit                                (3,480,567)         (959,137)
                                                --------------    --------------
Minority Interest in Losses of Partnerships                              49,984
                                                --------------    --------------
Loss Before Income Tax Expenses                    (3,480,567)         (909,153)
Federal Income Tax Benefit
                                                --------------    --------------
Net Loss                                       $   (3,480,567)   $     (909,153)
                                                ==============    ==============
Loss per share - Basic                         $         (.12)   $         (.04)
                                                ==============    ==============
Loss per share - Diluted                       $         (.12)   $         (.04)
                                                ==============    ==============

Weighted Average Shares Outstanding:
  Basic                                            28,794,399        24,877,900
                                                ==============    ==============
  Diluted                                          28,794,399        24,877,900
                                                ==============    ==============



                 See notes to consolidated financial statements.

                                SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Six Months Ending
                                                            June 30,
                                                --------------------------------
                                               2004 - restated          2003
                                                --------------    --------------
Revenues, net                                  $    3,343,484    $    4,219,129

Direct Cost of Revenues:
     Surgical costs                                   792,745           871,686
     Clinical salaries & benefits                     950,837           927,167
     Other                                            418,060           506,108
                                                --------------    --------------
           Total Direct Surgical Expenses           2,161,642         2,304,961

General and Administrative Expenses:
     Salaries and benefits                            751,156           770,371
     Rent                                             453,028           468,105
     Depreciation and amortization                    375,348           444,103
     Professional fees                                940,983           514,584
     Provision for doubtful accounts                  116,488           300,692
     Other                                            643,173           667,590
                                                --------------    --------------
           Total General & Administrative
            Expenses                                3,280,176         3,165,445

Other Operating Expenses (Income):
     Gain on sale of partnership interest                              (319,086)
     Loss on sale of assets                                                 168
     Impairment on investment in land               2,046,124
     Forgiveness of debt                              (58,625)
                                                --------------    --------------
           Total Other Operating Income
            (Expense)                               1,987,499          (318,918)
                                                --------------    --------------
                 Total Operating Expenses           7,429,317         5,151,488
                                                --------------    --------------

     Operating Loss                                (4,085,833)         (932,359)

Other Income (Expense):
     Miscellaneous income                               2,549            20,219
     Equity in Earnings of Limited Partnerships        20,586           167,939
     Interest Expense                              (1,165,119)         (909,018)
                                                --------------    --------------
     Total Other Income (Expense)                  (1,141,984)         (720,860)
                                                --------------    --------------
Loss Before Minority Interest and Federal
 Income Tax Benefit                                (5,227,817)       (1,653,219)
                                                --------------    --------------
Minority Interest in Losses of Partnerships                              52,018
                                                --------------    --------------
Loss Before Income Tax Expenses                    (5,227,817)       (1,601,201)
Federal Income Tax Benefit                                              (13,561)
                                                --------------    --------------
Net Loss                                           (5,227,817)       (1,587,640)
                                                ==============    ==============
Loss per share - Basic                         $         (.18)   $         (.07)
                                                ==============    ==============
Loss per share - Diluted                       $         (.18)   $         (.07)
                                                ==============    ==============

Weighted Average Shares Outstanding:
  Basic                                            28,373,482        24,232,458
                                                ==============    ==============
  Diluted                                          28,373,482        24,232,458
                                                ==============    ==============



                 See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   For the Six Months Ending
                                                            June 30,
                                                --------------------------------
                                              2004 - restated          2003
                                                --------------    --------------
Cash Flows From Operating Activities:
Net loss                                       $   (5,227,817)   $   (1,587,640)
Adjustments to reconcile net earnings to net
 cash provided by operations:
   Equity in earnings of limited partnerships         (20,586)         (167,939)
   Minority interest in loss of partnerships                            (52,018)
   Depreciation and amortization                      375,348           444,102
   Amortization of debt discount                       37,718            74,920
   Amortization of loan fees                           19,222
   Gain on sale of interest in limited
    partnership                                                        (319,086)
   Interest expense recognized on beneficial
    conversion features of convertible notes
    payable                                           206,693
   Provision for doubtful accounts                    116,488           300,692
   Impairment on investment in land                 2,046,124
   Forgiveness of debt                                (58,625)
   Change in:
       Accounts receivable                            359,657           186,050
       Inventory                                       (3,487)           31,289
       Prepaid expenses                                   (80)          (64,057)
       Other current assets                           (38,348)           23,250
       Federal income tax                             159,846
       Accounts payable                               846,168           274,311
       Accrued expenses                               864,671           296,041
                                                --------------    --------------

       Net Cash Used in Operating Activities         (317,008)         (560,085)

                                                --------------    --------------
Cash Flows From Investing Activities:
   Capital expenditures                              (695,068)          (25,795)
   Distributions from partnerships                     14,411
   Proceeds from sale of interest in limited
    partnership                                                         425,000
   Buyout of limited partners                          (4,500)
                                                --------------    --------------
       Net Cash Provided by (Used in)
        Investing Activities                         (685,157)          399,205
                                                --------------    --------------
Cash Flows From Financing Activities:
   Borrowings on lines of credit                      196,625         2,796,768
   Payments on lines of credit                       (125,512)       (3,146,527)
   Borrowings on debt                               1,325,411
   Payments on debt                                  (208,498)         (502,099)
   Principal payments on capital lease                (63,948)          (50,892)
   Proceeds from issuance of common stock                             1,069,897
   Proceeds from exercise of warrants                  16,535             1,375
   Purchase of treasury stock                                            (6,068)
                                                --------------    --------------
       Net Cash Provided by Financing
        Activities                                  1,140,613           162,454
                                                --------------    --------------
Net Increase in Cash and Cash Equivalents             138,448             1,574
Cash and Cash Equivalents - Beginning of
 Period                                               141,553           262,327
                                                --------------    --------------
Cash and Cash Equivalents - End of Period      $      280,001    $      263,901
                                                ==============    ==============

                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                   For the Six Months Ending
                                                            June 30,
                                                --------------------------------
                                              2004 - restated          2003
                                                --------------    --------------

Supplemental Cash Flow Information:
   Cash paid during the year for:
       Interest                                $       76,930    $      667,828

   Non-cash investing and financing
    activities:
       Issuance of common shares in payment
        of accounts payable                           273,154            70,000
       Equipment acquired under capital lease
        obligation                                    600,000








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

     Restatement - These financial statements were restated in order to increase the amount of impairment expense on the Company's investment in land by $658,536 to $2,046,124 for the three and six months ended June 30,2004 from $1,387,588 in the Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004 ("Original Filing") in order to reflect the fair market value of the land. As a result, the Company's net loss for the three months ended June 30, 2004 changed to $3,480,567, or $0.12 per share from $2,822,031, or $0.10 per share in the Original Filing. The Company's net loss for the six months ended June 30, 2004 changed to $5,227,817, or $0.18 per share from $4,569,281, or $0.16 per share in the Original Filing. Corresponding adjustments were mad to the Company's balance sheet, statement of operations and statement of cash flows as of that date.

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


Note 6 - Land Impairment

     On June 23, 2004, the Company agreed to sell its five tracts of undeveloped land along with accelerated conversion of its 900,000 shares of Series AA Redeemable Preferred Stock (see Note 12 -Subsequent Events below for further discussion). As a result, the Company recorded an impairment charge of $2,046,124 in the second quarter of 2004.


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


                                          For the Three Months Ended         For the Six Months Ended
                                                   June 30,                          June 30,
                                       -----------------------------------------------------------------
                                            2004             2003             2004             2003
                                       --------------   --------------   --------------   --------------
   Basic Loss Per Share:

   Net Loss                              $(3,480,567)       $(909,153)     $(5,227,817)     $(1,587,640)
                                       ==============   ==============   ==============   ==============
   Weighted average shares                28,794,399       24,877,900       28,373,482       24,232,458
    outstanding
   Dilutive stock options and
    warrants                                 (a)              (a)              (a)              (a)
   Conversion of preferred shares            (b)              (b)              (b)              (b)
   Conversion of debt                        (c)              (c)              (c)              (c)
                                       --------------   --------------   --------------   --------------
   Weighted average common shares
    outstanding for diluted net loss
    per share                             28,794,399       24,877,900       28,373,482       24,232,458
                                       ==============   ==============   ==============   ==============
   Net loss per share - Basic                  $(.12)           $(.04)           $(.18)           $(.07)
                                       ==============   ==============   ==============   ==============
   Net loss per share - Diluted                $(.12)           $(.04)           $(.18)           $(.07)
                                       ==============   ==============   ==============   ==============


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


                                                      Three Months Ended                  Six Months Ended
                                             ------------------------------------------------------------------------
                                               June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                               -------------     -------------     -------------     --------------
Net loss - as reported                        $  (3,480,567)    $    (909,153)    $  (5,227,817)    $   (1,587,640)
Deduct: Total stock-based employee
 compensation (expense determined under the
 fair value based method for all awards),
 net of tax effect                                  (52,725)          (52,725)         (105,450)          (105,450)
Pro forma net loss                            $  (3,533,292)    $    (961,878)    $  (5,333,267)    $   (1,693,090)

Loss per share:
Basic net loss per share - as reported                $(.12)            $(.04)            $(.18)             $(.07)
Basic net loss per share - pro forma                  $(.12)            $(.04)            $(.18)             $(.07)
Diluted net loss per share - as reported              $(.12)            $(.04)            $(.18)             $(.07)
Diluted net loss per share - pro forma                $(.12)            $(.04)            $(.18)             $(.07)


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




     On August 2, 2004, the Company sold its five tracts of undeveloped land to American International Industries, Inc. ("AII") and agreed to accelerate the conversion of SurgiCare's 900,000 shares of Series AA Redeemable Preferred Stock ("Preferred Stock") held by AII into 8,750,000 shares of SurgiCare common stock, subject to approval of the listing of the shares on the American Stock Exchange and certain other conditions. The Preferred Stock had a preference value of $4.5 million. Under the previous agreement, 300,000 shares of the Preferred Stock were to be converted or redeemed annually through June 2006. At a floor price of $0.41 per share, the potential maximum conversion was 10,975,610 common shares. As part of this agreement, AII paid SurgiCare $250,000 and paid off SurgiCare's loan (collateralized by the land) of approximately $1.1 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-Looking Statements

     The information contained herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, our ability to continue our expansion strategy, changes in federal or state healthcare laws and regulations or third party payor practices, our historical and current compliance with existing or future healthcare laws and regulations and third party payor requirements, changes in costs of supplies, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB/A will prove to be accurate. In view of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by management or any other person that our objectives and plans will be achieved. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


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

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-KSB. Our preparation of this Form 10-QSB/A and our Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of our financial statements. Therefore, actual results may differ from those estimates.

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

Restatement

     The accompanying financial statements were restated in order to increase the amount of impairment expense of the Company's investment in land by $658,536 to the $2,046,124 for the three and six months ended June 30,2004 from $1,387,588 in the Form 10-QSB filed with the Securities and Exchange Comission on August 16, 2004 ("Original Filing") in order to reflect the fair market value of the land. As a result, the Company's net loss for the three months ended June 30, 2004 changed to $3,480,567, or $0.12 per share from $2,822,031, or $0.10 per share in the Original Filing. The Company's net loss for the six months ended June 30, 2004 changed to $5,227,817, or $0.18 per share from $4,569,281, or
$0.16 per share in the Original Filing. Corresponding adjustments were made to the Company's balance sheet, statement of operations and statement of cash flows as of that date.

Financial Condition and Results of Operations

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.


                                                           Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                          --------------------  --------------------
                                                             2004       2003       2004       2003
                                                          ---------  ---------  ---------  ---------
       Revenues, net                                        100.0%     100.0%     100.0%    100.00%

       Expenses:
           Direct Cost of Services                           65.6%      55.1%      64.6%      54.6%
           General & Administrative Expenses                 93.8%      91.2%      98.1%      75.0%
           Other Operating Expenses (Income)                123.8%     (16.4%)     59.4%      (7.5%)
               Total Operating Expenses                     283.2%     129.9%     222.2%     122.1%
       Operating Loss                                      (183.2%)    (29.9%)   (122.2%)    (22.1%)
       Other Loss                                           (27.4%)    (19.6%)    (34.2%)    (17.1%)
       Minority Interest in Losses of Partnerships              -        2.6%         -        1.2%
       Loss Before Federal Income Tax Expense              (210.6%)    (46.9%)   (156.4%)    -38.0%
       Federal Income Tax Expense Benefit                       -          -          -         .3%
       Net Earnings (Loss)                                 (210.6%)    (46.9%)   (156.4%)    -37.6%


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

     Other Operating Expenses (Income). In the three months ended June 30, 2004, the Company recorded an impairment charge of $2,046,124 against its investment in land in connection with its sale of the land in August 2004 (see Note 12, Subsequent Events to the accompanying consolidated financial statements). In the three months ended June 30, 2003, the Company recorded a gain of $319,086 recognized on the sale of the Company's 10% interest in Physicians Endoscopy Center.

     Total Operating Expenses. Total Operating Expenses increased $2,162,704, or 85.9% to $4,680,490 in the three months ended June 30, 2004 from $2,517,786 in the comparable 2003 period. As a percent of revenue, total expenses increased to 283.2% of revenue in the three months ended June 30, 2004 from 129.9% in the 2003 comparable period. The increased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

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

     Federal Income Tax Benefit. For the three months ended June 30, 2004, the Company did not record a tax benefit on its pre-tax loss of $3,480,567 due to a valuation allowance recorded against the Company's deferred tax assets. The valuation allowance was necessary due to the uncertainty of recovery of the deferred tax assets.

     Net Loss. Due to the factors discussed above, the Company's net loss increased $2,571,414, or 282.8% to $3,480,567 in the three months ended June 30, 2004 from $909,153 in the 2003 comparable period. The Company's operating results were negatively impacted by the land impairment of $2,046,124 and the decrease in gross margin of $302,107 (revenue minus direct cost of revenues).


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

     Other Operating Expenses (Income). Other Operating Expenses (Income) increased $2,306,417 to a net expense of $1,987,499 in the six months ended June 30, 2004 from a net gain of $318,918 in the comparable 2003 period. In the six months ended June 30, 2004, the Company recorded an impairment charge of $2,046,124 against its investment in land in connection with its sale of the land in August 2004 (see Note 12, Subsequent Events to the accompanying financial statements). In the six months ended June 30, 2003, the Company recorded a gain of $319,086 recognized on the sale of the Company's 10% interest in Physicians Endoscopy Center.

     Total Operating Expenses. Total Operating Expenses increased $2,277,829, or 44.2% to $7,429,317 in the six months ended June 30, 2004 from $5,151,488 in the comparable 2003 period. As a percent of revenue, total expenses increased to 222.2% of revenue in the six months ended June 30, 2004 from 122.1% in the 2003 comparable period. The increased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

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

     Federal Income Tax Benefit. For the six months ended June 30, 2004, the Company did not record a tax benefit on its pre-tax loss of $5,227,817 due to a valuation allowance recorded against the Company's deferred tax assets. The valuation allowance was necessary due to the uncertainty of recovery of the deferred tax assets.

     Net Loss. Due to the factors discussed above, the Company's net loss increased $3,640,177, or 229.3% to $5,227,817 in the six months ended June 30, 2004 from $1,587,640 in the 2003 comparable period. The Company's operating results were negatively impacted by: the land impairment of $2,046,124; the decrease in gross margin of $732,326 (revenue minus direct cost of revenues); the increase in professional fees of $426,399 due to the Altman settlement and expenses related to the pending series of transactions; and the increase in interest expense of $256,101 due to the charge related to the beneficial conversion factor of the convertible notes and additional borrowings for working capital purposes.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)  Exhibits

Exhibit No.                Description
-----------                -----------

31.1                       Rule 13a-14(a)/15d-14(a) Certification
31.2                       Rule 13a-14(a)/15d-14(a) Certification
32.1                       18 U.S.C. ss. 1350 Certification
32.2                       18 U.S.C. ss. 1350 Certification


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


Date: September 2, 2004                        REGISTRANT:

                                               SurgiCare, Inc.

                                               By: /s/ Keith G. LeBlanc
                                               ------------------------
                                               Keith G. LeBlanc
                                               Chief Executive Officer


                                               By: /s/ Roger S. Huntington
                                               ---------------------------
                                               Roger S. Huntington
                                               Chief Financial Officer