Form 10QSB/A
period 2004-06-30
SURGICARE INC/DE
filed 2004-09-02
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No.2


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

INTRODUCTORY NOTE: SurgiCare, Inc. ("the Company") is filing this Amendment
No. 2 to Form 10-QSB to restate our financial statements originally included in our Form 10-QSB as of and for the period ended June 30, 2004, which was originally filed with the Securities and Exchange Commission on August 16, 2004 ("the Original Filing").

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


     On August 2, 2004, the Company sold its five tracts of undeveloped land to American International, Inc. ("AII") and agreed to accelerate the conversion of SurgiCare's 900,000 shares of Series AA Redeemable Preferred Stock ("Preferred Stock") held by ALL into 8,750,000 shares of SurgiCare common stock at the then current market price of $0.35 per share, subject to approval of the listing of the shares on the American Stock Exchange and certain other conditions. The 900,000 shares of preferred stock were originally convertible into a maximum of 10,975,610 shares of SurgiCare common stock with a preference value of $4.5 million. Under the previous agreement, 300,000 shares of the Preferred Stock were to be converted or redeemed annually through June 2006. Additionally, as part of this transaction, SurgiCare released AII of its $4,000,000 guarantee of the combined sales price of the five tracts of undeveloped land. AII also paid SurgiCare $250,00 and paid off SurgiCare's loan (collateralized by the land) of approximately $1.1 million. The transaction resulted in a charge to net income as an impairment on investment in land of $2,046,124 (See Note 6 -- Land Impairment).

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