Form 10QSB
period 2004-09-30
SURGICARE INC/DE
filed 2004-11-18
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2004

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

Yes [X]           No [ ]


As of November 15, 2004, 38,298,687 shares of Common Stock, $0.005 par value per share, were outstanding.

PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

The information required hereunder is included in this report as set forthin the "Index to Financial Statements."


                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003                                 3

Consolidated Statements of Operations for the three months ending September 30, 2004 and 2003              5

Consolidated Statements of Operations for the nine months ending September 30, 2004 and 2003               6

Consolidated Statements of Cash Flows for the nine months ending September 30, 2004 and 2003               7

Notes to Consolidated Financial Statements                                                                 9


                                 SURGICARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                 2004                    2003
                                                                             -------------           -----------
                                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                            $   110,591            $   141,553
         Accounts Receivable:
           Trade (less allowance for contractual adjustments and
           doubtful accounts of $2,654,309 and $3,768,846
           at September 30, 2004 and December 31, 2003, respectively)             869,431              1,309,682
           Other receivables                                                       47,399                 59,909
         Income tax receivables                                                                          159,846
         Inventory                                                                340,575                338,470
         Prepaid expenses                                                         101,792                133,293
         Other current assets                                                      61,225                 23,027
                                                                              -----------            -----------
                  Total Current Assets                                          1,531,013              2,165,780

PROPERTY AND EQUIPMENT
         Office furniture and equipment                                           416,775                399,912
         Medical and surgical equipment                                         4,855,170              3,748,559
         Leasehold improvements                                                 1,184,890                946,890
         Computer equipment                                                       414,052                382,263
         Transportation equipment                                                  19,015                 19,015
                                                                              -----------            -----------
                                                                                6,889,902              5,496,639
         Less:  Accumulated depreciation and amortization                       3,859,620              3,237,657
                                                                              -----------            -----------
                   Total Property and Equipment                                 3,030,282              2,258,982
GOODWILL                                                                        8,119,235              8,105,735
REAL ESTATE                                                                                            4,000,000
INVESTMENT IN LIMITED PARTNERSHIPS                                                402,907                381,434
PREPAID LIMITED PARTNER DISTRIBUTIONS                                             450,623                440,423
LOAN FEES (net of amortization of $252,794 at September 30, 2004 and
$198,249 at December 31, 2003)                                                     49,243                103,788
                                                                              -----------            -----------
                  TOTAL ASSETS                                                $13,583,303            $17,456,142
                                                                              ===========            ===========

                                 SURGICARE, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                                    2004                      2003
                                                                                --------------           --------------
                                                                                 (UNAUDITED)
                           LIABILITIES
CURRENT LIABILITIES
         Accounts payable                                                        $  3,071,111             $  2,864,199
         Accrued expenses                                                           2,895,047                1,274,340
         Line of credit                                                             1,466,698                1,331,475
         Current maturities of long-term debt                                       7,372,562                6,928,542
         Current portion of capital leases                                            338,698                  265,251
                                                                                 ------------             ------------
                  Total Current Liabilities                                        15,144,116               12,663,807
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                   512,966                  103,341
MINORITY INTEREST IN PARTNERSHIP                                                      169,500
                                                                                 ------------             ------------
                  TOTAL LIABILITIES                                                15,826,582               12,767,148

                        SHAREHOLDERS' EQUITY
PREFERRED STOCK,  Series A, par value $.001, 1,650,000
    authorized, 1,137,700 issued and outstanding at December 31,
    2003 (Redemption and liquidation value $5,688,500)                                                           1,138
PREFERRED STOCK, Series AA, par value $.001, 1,200,000 shares
    authorized, 900,000 issued and outstanding at December 31, 2003                                                900

COMMON STOCK, par value $.005,  50,000,000 shares authorized;
    38,298,687 issued and  38,207,287 outstanding at September
    30, 2004; 27,082,843 issued and 26,991,143 outstanding at
    December  31, 2003                                                                191,493                  135,414
ADDITIONAL PAID-IN CAPITAL                                                         16,929,906               17,116,523
RETAINED EARNINGS                                                                 (19,318,110)             (12,518,413)
LESS:  TREASURY STOCK-at cost, 91,400 at September 30, 2004 and
     December 31, 2003                                                                (38,318)                 (38,318)
       SHAREHOLDERS RECEIVABLE                                                         (8,250)                  (8,250)
                                                                                 ------------             ------------
                 TOTAL SHAREHOLDERS' EQUITY                                        (2,243,279)               4,688,994
                                                                                 ------------             ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 13,583,303             $ 17,456,142
                                                                                 ============             ============



                 See notes to consolidated financial statements.

                                SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDING
                                                                                            SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                     2004                    2003
                                                                                -------------            -------------
REVENUES, NET                                                                    $  1,403,881             $  1,671,299

DIRECT COST OF REVENUES:
         Surgical costs                                                               313,337                  359,283
         Clinical salaries & benefits                                                 509,961                  497,354
         Other                                                                        208,759                  215,541
                                                                                 ------------             ------------
                               Total Direct Surgical Expenses                       1,032,057                1,072,178
GENERAL AND ADMINISTRATIVE EXPENSES:
         Salaries and benefits                                                        351,939                  420,189
         Rent                                                                         230,041                  233,246
         Depreciation and amortization                                                246,615                  209,271
         Professional fees                                                            425,217                  167,534
         Provision for doubtful accounts                                               18,932                   10,956
         Other                                                                        330,264                  304,313
                                                                                 ------------             ------------
                    Total General & Administrative Expenses                         1,603,008                1,345,509

OTHER OPERATING EXPENSES (INCOME):
         Loss on sale of assets                                                         2,930                  463,177
         Impairment on investment in land                                                                      579,386
         Forgiveness of debt                                                         (158,989)
                                                                                 ------------             ------------
                          Total Other Operating Expenses (Income)                    (156,059)               1,042,563
                                                                                 ------------             ------------
                                    Total Operating Expenses                        2,479,006                3,460,250
                                                                                 ------------             ------------
         OPERATING LOSS                                                            (1,075,125)              (1,788,951)
                                                                                 ------------             ------------
OTHER INCOME (EXPENSE):
         Miscellaneous income                                                           1,015                    6,959
         Equity in Earnings of Limited Partnerships                                    23,120                   18,822
         Interest Expense                                                            (520,890)                (466,247)
                                                                                 ------------             ------------
         Total Other Income (Expense)                                                (496,755)                (440,466)
LOSS BEFORE MINORITY INTEREST AND FEDERAL INCOME TAX BENEFIT                       (1,571,880)              (2,229,417)
                                                                                 ------------             ------------
MINORITY INTEREST IN LOSSES OF PARTNERSHIPS                                                                    (52,018)
                                                                                 ------------             ------------
Loss Before Income Tax Expenses                                                    (1,571,880)              (2,281,435)
FEDERAL INCOME TAX BENEFIT
                                                                                 ------------             ------------
NET LOSS                                                                         $ (1,571,880)            $ (2,281,435)
                                                                                 ============             ============
Loss per share - Basic                                                           $       (.05)            $       (.09)
                                                                                 ============             ============
Loss per share - Diluted                                                         $       (.05)            $       (.09)
                                                                                 ============             ============
Weighted Average Shares Outstanding:
     Basic                                                                         30,493,252               24,883,175
                                                                                 ============             ============
     Diluted                                                                       30,493,252               24,883,175
                                                                                 ============             ============

                 See notes to consolidated financial statements.

                                SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDING
                                                                                               SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       2004                  2003
                                                                                -------------------    ------------------
REVENUES, NET                                                                   $        4,747,365  $          5,890,428

DIRECT COST OF REVENUES:
         Surgical costs                                                                  1,106,082             1,230,969
         Clinical salaries & benefits                                                    1,460,798             1,424,521
         Other                                                                             626,819               721,649
                                                                                    ---------------    ------------------
                               Total Direct Surgical Expenses                            3,193,699             3,377,139
GENERAL AND ADMINISTRATIVE EXPENSES:
         Salaries and benefits                                                           1,103,095             1,190,560
         Rent                                                                              683,069               701,351
         Depreciation and amortization                                                     621,963               653,374
         Professional fees                                                               1,366,200               682,118
         Provision for doubtful accounts                                                   135,420               311,648
         Other                                                                             973,437               971,903
                                                                                    ---------------    ------------------
         Total General & Administrative Expenses                                         4,883,184             4,510,954
OTHER OPERATING EXPENSES (INCOME):
         Gain on sale of partnership interest                                                                  (319,086)
         Loss on sale of assets                                                              2,930               463,177
         Impairment on investment in land                                                2,046,124               579,386
         Forgiveness of debt                                                             (217,614)
                                                                                    ---------------    ------------------
                          Total Other Operating Expense (Income)                         1,831,440               723,477
                                                                                    ---------------    ------------------
                                    Total Operating Expenses                             9,908,323             8,611,570
                                                                                    ---------------    ------------------

         OPERATING LOSS                                                                (5,160,958)           (2,721,142)

OTHER INCOME (EXPENSE):
         Miscellaneous income                                                                3,564                27,010
         Equity in Earnings of Limited Partnerships                                         43,706               186,761
         Interest Expense                                                              (1,686,009)           (1,375,265)
                                                                                     --------------    ------------------
         Total Other Income (Expense)                                                  (1,638,739)           (1,161,494)
                                                                                     --------------    ------------------
LOSS BEFORE MINORITY INTEREST AND FEDERAL INCOME TAX BENEFIT                           (6,799,697)           (3,882,636)
                                                                                     --------------    ------------------
MINORITY INTEREST IN LOSSES OF PARTNERSHIPS
                                                                                     --------------    ------------------
Loss Before Income Tax Expenses                                                        (6,799,697)           (3,882,636)
FEDERAL INCOME TAX BENEFIT                                                                                      (13,561)
                                                                                     --------------    ------------------
NET LOSS                                                                               (6,799,697)           (3,869,075)
                                                                                     ==============    ==================
Loss per share - Basic                                                            $          (.23)  $              (.16)
                                                                                     ==============    ==================
Loss per share - Diluted                                                          $          (.23)  $              (.16)
                                                                                     ==============    ==================
Weighted Average Shares Outstanding:
     Basic                                                                              29,085,252            24,451,747
                                                                                     ==============    ==================
     Diluted                                                                            29,085,252            24,451,747
                                                                                     ==============    ==================

                See notes to consolidated financial statements.

                                 SURGICARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDING
                                                                                     SEPTEMBER 30,
                                                                 -------------------------------------------------------
                                                                          2004                            2003
                                                                 -----------------------          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $         (6,799,697)            $        (3,869,075)
Adjustments to reconcile net earnings to net cash provided
        by operations:
   Equity in earnings of limited partnerships                                  (43,706)                       (186,761)
   Minority interest in loss of partnerships
   Depreciation and amortization                                               621,963                         653,374
   Amortization of debt discount                                                56,578                          81,163
   Amortization of loan fees                                                    54,545
   Gain on sale of interest in limited partnership                                                            (319,086)
   Loss on sale of assets                                                                                      463,177
   Interest expense recognized on beneficial conversion features
        of convertible notes payable                                           206,693
   Provision for doubtful accounts                                             135,420                         311,648
   Impairment on investment in land                                          2,046,124                         579,386
   Forgiveness of debt                                                        (217,614)
   Change in:
         Accounts receivable                                                   317,341                         199,883
         Inventory                                                              (2,105)                         36,289
         Prepaid expenses                                                       31,501                         (70,983)
         Other current assets                                                  (38,198)                         13,619
         Federal income tax                                                    159,846
         Accounts payable                                                      697,680                         571,516
         Accrued expenses                                                    1,610,970                         544,514
                                                                     -------------------              ------------------
          Net Cash Used in Operating Activities                             (1,162,659)                       (991,336)
                                                                     -------------------              ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (793,263)                        (46,613)
   Distributions from partnerships                                              22,233                           9,167
   Proceeds from sale of land                                                  103,932
   Proceeds from sale of interest in limited partnership                                                       425,000
   Proceeds from sale of note receivable                                                                       160,000
   Buyout of limited partners                                                  (13,500)                        (51,250)
                                                                     -------------------              ------------------
         Net Cash  Provided by (Used in) Investing Activities                 (680,598)                        496,304
                                                                     -------------------              ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit                                               279,633                       3,710,486
   Payments on lines of credit                                                (144,410)                     (3,922,396)
   Borrowings on debt                                                        1,900,411                         210,000
   Payments on debt                                                           (282,246)                       (645,581)
   Distributions to limited partners                                           (10,200)
   Capital contributions from limited partners                                 169,500
   Principal payments on capital lease                                        (116,928)                        (71,981)
   Proceeds from issuance of common stock                                                                    1,069,897
   Proceeds from exercise of warrants                                           16,535                           1,375
   Purchase of treasury stock                                                                                   (6,068)
                                                                     -------------------              ------------------
         Net Cash Provided by Financing Activities                           1,812,295                         345,732
                                                                     -------------------              ------------------
Net Decrease in Cash and Cash Equivalents                                      (30,962)                       (149,300)
Cash and Cash Equivalents - Beginning of Period                                141,553                         262,327
                                                                     -------------------              ------------------
Cash and Cash Equivalents - End of Period                         $             110,591            $            113,027
                                                                     ===================              ==================


                                 SURGICARE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDING
                                                                                SEPTEMBER 30
                                                                 --------------------------------------------
                                                                       2004                     2003
                                                                 ------------------      --------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                     $          80,259         $          996,355

   Non-cash investing and financing activities:
       Issuance of common shares in payment of accounts payable             273,154                     70,000
       Equipment acquired under capital lease obligation                    600,000                    154,821




                See notes to consolidated financial statements.

                                 SURGICARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

     SurgiCare, Inc. ("SurgiCare", the "Company", "we", "us", or "our"), through its wholly owned subsidiaries or directly owns interests in limited partnerships or corporations that operate three surgery centers and one magnetic resonance imaging ("MRI") center, which are consolidated into the Company's financial results. The consolidated statements include the accounts of the Company and its subsidiaries and the aforementioned limited partnerships. The Company also owns a minority interest as general partner in a limited partnership that operates a surgery center, which is not consolidated into the Company's financial results.

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

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in SurgiCare's 2003 Annual Report on Form 10-KSB/A.

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

NOTE 6 - SALE OF LAND / CONVERSION OF PREFERRED STOCK

     On August 2, 2004, the Company completed its agreement with American International Industries, Inc. ("AII") dated June 23, 2004 to sell its five tracts of undeveloped land to and accelerated the conversion of SurgiCare's 900,000 shares of Series AA Redeemable Preferred Stock ("Preferred Stock") held by AII into 8,750,000 shares of SurgiCare common stock at the then current market price of $0.35 per share. Under a previous agreement with AII dated December 11, 2002, the 900,000 shares of preferred stock were originally convertible into a maximum of 10,975,610 shares of SurgiCare common stock with a preference value of $4.5 million and 300,000 shares of the Preferred Stock were to be converted or redeemed annually through June 2006. Additionally, as part of this transaction, SurgiCare released AII of its $4,000,000 guarantee of the combined sales price of the five tracts of undeveloped land. AII also paid SurgiCare $250,000 and paid off SurgiCare's loan (collateralized by the land) of approximately $1.1 million. The transaction resulted in a charge to net income as impairment on investment in land of $2,046,124.

NOTE 7 - DEBT

     Loan agreements relating to the majority of the Company's credit lines, notes payable and capital leases contain requirements for maintenance of defined minimum financial ratios. The Company is not in compliance with all such provisions as of September 30, 2004. Further, the Company is delinquent in payments on the majority of its outstanding debt. All notes and capital leases in default have been shown as current in these financial statements. On August 25, 2003 the Company's senior lender, DVI Business Credit Corp. and DVI Financial Services, Inc. ("DVI") announced that it is seeking protection under Chapter 11 of the United States Bankruptcy laws.

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

     The Company has historically financed its growth primarily though the issuance of equity and secured and/or convertible debt. As of September 30, 2004, the Company does not have any credit facilities available with financial institutions or other third parties to provide for working capital shortages. Although the Company believes it will generate cash flow from operations in future quarters, due to its debt load, it is not able to fund its current operations solely from its cash flow.

     In November 2003, SurgiCare completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes bearing interest at 10% per annum. The notes are convertible into shares of Company common stock, at any time, at the option of the note holders. The conversion price for the notes was equal to (a) $.35 per share, if the notes had been converted on or prior to January 31, 2004, or (b) if the notes are converted after January 31, 2004, the lower of (i) $0.25 or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date. Based on the relative fair value of the beneficial conversion feature of the notes, a charge of $123,566 was recorded to interest expense in the fourth quarter of 2003 and $206,693 in the first quarter of 2004. The notes were not converted prior to January 31, 2004, and the charge in the first quarter of 2004 reflects the change in conversion price after January 31, 2004. The note holders also received five-year warrants to purchase an aggregate of 335,713 shares of Company common stock. The warrants may be exercised at an exercise price of $0.35 per share, and may be exercised on a cashless basis at the option of the holder. Based on the relative fair value of the warrants, a discount of $76,834 was recorded at the time of issuance and is being amortized to interest expense over the one-year term of the notes. The notes, which have a balance of $320,000 as of the date of this filing, matured on October 31, 2004. The Company is negotiating with the note holders to reach a settlement of the debt.

     In the nine months ended September 30, 2004, the Company borrowed $1,900,411 from an affiliate of a participant in the proposed restructuring transactions (See Note 12) to make necessary payments on debt and to fund operations.

     The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 12- SUBSEQUENT EVENTS for a description of a series of transactions recently approved by the Company's stockholders that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transactions. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

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


                                        For the Three Months Ended            For the Nine Months Ended
                                              September 30,                         September 30,
                                     -----------------------------------------------------------------------
                                         2004              2003                2004               2003
                                     --------------   ----------------    ---------------    ---------------
   Basic Loss Per Share:
   Net Loss                           $(1,571,880)       $(2,281,435)       $(6,799,697)       $(3,869,075)
                                     ==============   ================    ===============    ===============
   Weighted average shares             30,493,252         24,883,175         29,085,252         24,451,747
   outstanding
   Dilutive stock options and
   warrants                               (a)               (a)                (a)                (a)
   Conversion of preferred shares                           (b)                                   (b)
   Conversion of debt                     (c)               (c)                (c)                (c)
                                     --------------   ----------------    ---------------    ---------------
   Weighted average common shares
   outstanding for diluted net loss
   per share                           30,493,252         24,883,175         29,085,252         24,451,747
                                     ==============   ================    ===============    ===============
   Net loss per share - Basic               $(.05)             $(.09)             $(.23)             $(.16)
                                     ==============   ================    ===============    ===============
   Net loss per share - Diluted
                                            $(.05)             $(.09)             $(.23)             $(.16)
                                     ==============   ================    ===============    ===============


The following potentially dilutive shares are not included because their effect would be anti-dilutive due to the net loss for the period:

     a. 8,084,298 and 10,923,558 options and warrants outstanding as of September 30, 2004 and 30, 2003, respectively.

     b. 900,000 shares of Series AA Preferred Stock convertible into $4,500,000 of common shares as of September 30, 2003. 1,225,000 shares of Series A Preferred stock convertible into 1,225,000 common shares as of September 30, 2003.

     c. $1,000,000 of debentures convertible into common stock at a price equal to $1.50 per share at September 30, 2004 and September 30, 2003, respectively. $470,000 of notes payable convertible into common stock at a price of $.25 per share as of September 30, 2004.

NOTE 9 - LITIGATION

     On April 14, 2003, SurgiCare, Inc. was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involves allegations that SurgiCare defaulted on its loan agreement. The plaintiffs in the New York case are suing SurgiCare for $834,252 representing the loan amount and interest, plus $219,000, representing damages for "No-filing Charges" and "Non-Effective Charges" under the contract. SurgiCare's lawsuit in Texas asserted that the loan agreement is usurious. The parties signed an agreement to settle this matter, which will close after the consummation of the Transactions. Pursuant to this settlement, SurgiCare will pay Plaintiffs $220,000 in cash and issue 2,100,000 shares of SurgiCare common stock (210,000 shares after giving effect to the reverse stock split contemplated in connection with the merger and equity transactions discussed in Note 12), to be paid and issued after the closing of such transactions.

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


                                                      Three Months Ended                  Nine Months Ended
                                             ------------------------------------------------------------------------
                                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                               --------------    --------------    --------------    -------------
                                                    2004              2003              2004               2003
                                                    ----              ----              ----               ----
Net loss - as reported                        $ (1,571,880)   $    (2,281,435)    $  (6,799,697)   $  (3,869,075)
Deduct:  Total stock-based employee
compensation (expense determined under the
fair value based method for all awards),
net of tax effect                                  (43,388)           (52,725)         (148,838)        (158,175)
Pro forma net loss                            $ (1,615,268)   $    (2,334,160)       (6,948,535)      (4,027,250)

Loss per share:
Basic net loss per share - as reported               $(.05)             $(.09)            $(.23)           $(.16)
Basic net loss per share - pro forma                 $(.05)             $(.09)            $(.24)           $(.16)
Diluted net loss per share - as reported             $(.05)             $(.09)            $(.23)           $(.16)
Diluted net loss per share - pro forma               $(.05)             $(.09)            $(.24)           $(.16)


The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.

NOTE 11 - GUARANTEES

     The Company is guarantor on a working capital line of credit for San Jacinto Surgery Center, L.P. ("San Jacinto"), in which the Company owns a 10% general partnership interest through a wholly owned subsidiary. As of September 30, 2004, the line of credit facility had a balance of $217,054 and is recorded on San Jacinto's balance sheet, which is not consolidated with the Company's financial statements. The line is secured by the accounts receivable and equipment of San Jacinto. The line expires on February 2, 2005.

NOTE 12 - SUBSEQUENT EVENTS

     We have negotiated a series of transactions that will restructure SurgiCare and result in a change of control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and contribution of outstanding debt. We also intend to complete a reverse stock split and change our name to Orion. Our board of directors has approved all of these actions and our stockholders approved these actions at a special meeting of stockholders in lieu of an annual meeting held on October 6, 2004. Please review our proxy statement for our special meeting of stockholders in lieu of an annual meeting, filed with the SEC for the full details of the proposed restructuring. The highlights of the financial transactions include:

    o Effecting a one-for-ten reverse stock split and re-designating our outstanding common stock as Class A common stock.

    o Issuing a new class of common stock Class B common stock to Brantley Partners IV, L.P., a private investor ("Brantley IV") or its assignees. Brantley IV will purchase the Class B common stock for $10 million in cash plus cash in the amount of the accrued but unpaid interest immediately prior to the closing of the transactions owed to a subsidiary of Brantley IV by SurgiCare and Integrated Physician Solutions, Inc. ("IPS") on amounts advanced prior to October 24, 2003, which as of September 2, 2004 was $99,052. A portion of Brantley IV's cash investment will be used to pay off the indebtedness owed by SurgiCare and IPS to the subsidiary of Brantley IV. Based on the interest accrued on such indebtedness through September 2, 2004, it is estimated that the net cash proceeds to SurgiCare will be approximately $5,194,513. Based on the assumptions described in the proxy statement, the shares to be received by Brantley IV or its assignees will constitute approximately 59.2% of SurgiCare's outstanding equity after the transactions on an as-converted basis. Brantley IV will also receive the option to purchase shares of Class A stock for cash in an amount up to an aggregate of $3 million after the closing of the transactions.

    o Acquiring IPS, a holding company whose two business units provide business management services dedicated to the practice of pediatrics and integrated business and clinical software applications for physicians, in a merger in which we will issue Class A common stock to the IPS stockholders and certain IPS creditors. Based on the assumptions described in the proxy statement, after the transactions, former IPS stockholders and creditors will own approximately 18.0% of our outstanding equity on an as-converted basis.

    o Acquiring Medical Billing Services, Inc. ("MBS"), and Dennis Cain Physician Solutions, Ltd. ("DCPS"), two providers of physician management, billing, consulting and collection services in an acquisition in which we will pay between $2.9 million and $3.5 million cash and issue promissory notes in the aggregate principal amount of $500,000 and Class C common stock to the current equity holders of MBS and DCPS. The amount of consideration received depends upon the fair market value of our common stock at the time of the closing of the transactions, and the consideration is also subject to retroactive increase or decrease, including the issuance of additional shares of Class A common stock. We will also issue shares of Class A common stock as directed by the DCPS and MBS equity holders, and may be required to make additional payments in certain circumstances. Based on the assumptions described in the proxy statement, immediately after the transactions, the equity holders of these two companies and their designees will own Class A common stock and Class C common stock which may amount to as much as approximately 7.6% of our outstanding equity on an as-converted basis.

     These transactions are contingent upon refinancing SurgiCare's, IPS's and MBS's debt. The transactions and the refinancing will provide SurgiCare with increased revenues and earnings, an improved balance sheet and the opportunity to grow the business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

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

     SurgiCare is in the process of identifying ambulatory surgical centers, imaging centers and practice management companies as potential acquisition targets and has, in some cases, conducted preliminary discussions with representatives of these organizations. No commitments were made for new acquisitions in the first nine months of 2004. Although there are no commitments, understandings, or agreements with any other potential acquisition targets, talks are ongoing for the acquisition of additional entities. All of such discussions have been tentative in nature and there can be no assurance that we will acquire any entity with whom discussions have been conducted.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenues represented by income statement items.


                                                     THREE MONTHS            NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ----------------------- -----------------------
                                                    2004         2003         2004         2003
                                                    ----         ----         ----         ----
   Revenues, net                                   100.0%      100.0%        100.0%     100.00%

   Expenses:
        Direct Cost of Services                     73.5%       64.1%         67.3%       57.3%
          General & Administrative
              Expenses                             114.2%       80.5%        102.8%       76.6%
          Other Operating Expenses
          (Income)                                 (11.1%)      62.4%         38.6%       12.3%
                Total Operating Expenses           176.6%      207.0%        208.7%      146.2%
   Operating Loss                                  (76.6%)    (107.0%)      (108.7%)     (46.2%)
   Other Loss                                      (35.4%)     (26.4%)       (34.5%)     (19.7%)
   Minority Interest in Losses of
       Partnerships                                 -           (3.1%)            -       -
   Loss Before Federal Income Tax
      Expense                                     (112.0%)    (136.5%)      (143.2%)     (65.9%)
   Federal Income Tax Expense Benefit                 -           -             -           .2%
   Net Earnings (Loss)                            (112.0%)    (136.5%)      (143.2%)     (65.7%)



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 vs. THREE MONTHS ENDED SEPTEMBER 30, 2003

     NET REVENUE. Case volume decreased 15.3% to 1,297 in the three months ended September 30, 2004 from 1,531 in the 2003 comparable period. Revenue declined $267,418, or 16.0% to $1,403,881 in the three months ended September 30, 2004, from $1,671,299 in the comparable 2003 period. On a per-case basis, revenue decreased marginally to $1,082 in the three months ended September 30, 2004 from $1,092 in the 2003 comparable period. The average contractual allowance from gross revenues was 73.2% in the three months ended September 30, 2004 compared to 67.0% in the comparable 2003 period. The decrease in revenue is predominantly due to the related decrease in case volume, although the Company has lost minimal doctors who perform cases. Due to the length of time to complete the pending transaction (see Note 12 to the accompanying consolidated financial statements), and due to the uncertainty surrounding the Company's financial condition, some physicians are splitting their caseload with other competing surgery centers, which has resulted in the decrease in cases.

     DIRECT COST OF REVENUES. Direct Cost of Revenues decreased $40,121, or 3.7% to $1,032,057 in the three months ended September 30, 2004 from $1,072,178 in the comparable 2003 period. Surgical costs decreased $45,946 or 12.8% to $313,337 in the three months ended September 30, 2004 from $359,283 in the comparable 2003 period primarily related to the decrease in revenue discussed above.

Direct clinical salaries and benefits increased $12,607, or 2.5% to $509,961 in the three months ended September 30, 2004 compared to $497,354 in the comparable 2003 period. These costs are predominantly fixed and the centers were already at base staffing levels in 2003. Other direct costs decreased $6,782, or 3.2% to $208,759 in the three months ended September 30, 2004 from $215,541 in the comparable 2003 period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs increased $257,499, or 19.1% to $1,603,008 in the three months ended September 30, 2004 from $1,345,509 in the 2003 comparable period, primarily due to an increase in the professional fees. Professional fees increased $257,683, or 153.8% to $ 425,217 in the three months ended September 30, 2004 from $167,534 in the 2003 comparable period due to legal, professional and accounting fees related to the series of pending transactions that will restructure SurgiCare and result in a change in control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and debt forgiveness (see Note 12 to the accompanying consolidated financial statements).

     OTHER OPERATING EXPENSES (INCOME). In the three months ended September 30, 2004, the Company recorded gains on the forgiveness of debt totaling $158,989 related to settlements of accounts payable with vendors.

     In the three months ended September 30, 2003, the Company sold a promissory note with a face amount of $223,177 to International Diversified Corporation
(IDC) for $160,000, incurring a loss of $63,177. The Company also agreed to release IDC from its $400,000 obligation to the Company, which had been included in other receivables. In addition to the cash consideration, SurgiCare was released from any and all obligations regarding the raising of additional funds for working capital and was released of all liabilities regarding the lawsuit filed by IDC claiming breach of contract requesting the return of $1 million or 2,439,024 shares under a previous agreement with IDC and American International Industries, Inc. A total loss of $463,177 was recorded as a loss on sale of assets.

     Also in the three months ended September 30, 2003, the Company recorded impairment on its investment in land amounting to $579,386.

     TOTAL OPERATING EXPENSES. Total Operating Expenses decreased $981,244, or 28.4% to $2,479,006 in the three months ended September 30, 2004 from $3,460,250 in the comparable 2003 period. As a percent of revenue, total expenses decreased to 176.6% in the three months ended September 30, 2004 from 207.0% in the 2003 comparable period. The decreased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

     OTHER INCOME (EXPENSE). Total Other Income (Expense) increased $56,289, or 12.8% to $496,755 in the three months ended September 30, 2004 from $440,466 in the 2003 comparable period. The increase was primarily due to an increase in interest expense of $54,643 resulting from increased borrowings for working capital purposes.

     FEDERAL INCOME TAX BENEFIT. For the three months ended September 30, 2004, the Company did not record a tax benefit on its pre-tax loss of $1,571,880 due to a valuation allowance recorded against the Company's deferred tax assets. The valuation allowance was necessary due to the uncertainty of recovery of the deferred tax assets.

     NET LOSS. Due to the factors discussed above, the Company's net loss decreased $709,555, or 31.1% to $1,581,880 in the three months ended September 30, 2004 from $2,281,435 in the 2003 comparable period. Compared to the prior year three-month period, the Company's operating results in the three months ended September 30, 2004 were favorably impacted by the fact that there were no significant losses on disposal of assets or land impairment. This was offset by a decrease in gross margin of $227,297 (revenue minus direct cost of revenues).

NINE MONTHS ENDED SEPTEMBER 30, 2004 vs. NINE MONTHS ENDED JUNE 30, 2003

     NET REVENUE. Case volume decreased 17.1% to 4,183 in the nine months ended September 30, 2004 from 5,046 in the 2003 comparable period. Revenue declined $1,143,063, or 19.4% to $4,747,365 in the nine months ended September 30, 2004, from $5,890,428 in the comparable 2003 period. On a per-case basis, revenue decreased to $1,135 in the nine months ended September 30, 2004 from $1,167 in the 2003 comparable period. The average contractual allowance from gross revenues was 75.2% in the nine months ended September 30, 2004 compared to 67.9% in the comparable 2003 period. The decrease in revenue is predominantly due to the related decrease in case volume, although the Company has lost minimal doctors who perform cases. However, due to the length of time to complete the pending transaction (see Note 12 to the accompanying consolidated financial statements), and due to the uncertainty surrounding the Company's financial condition, some physicians are splitting their caseload with other competing surgery centers, which has resulted in the decrease in cases performed.

     DIRECT COST OF REVENUES. Direct Cost of Revenues decreased $183,440, or 5.4% to $3,193,699 in the nine months ended September 30, 2004 from $3,377,139 in the comparable 2003 period. Surgical costs decreased $124,887, or 10.1% to $1,106,082 in the nine months ended September 30, 2004 from $1,230,969 in the comparable 2003 period. Direct clinical salaries and benefits increased $36,277, or 2.6% to $1,460,798 in the nine months ended September 30, 2004 compared to $1,424,521 in the comparable 2003 period. These costs are predominantly fixed and the centers were already at base staffing levels in 2003. Other direct costs decreased $94,830, or 13.1% to $626,819 in the nine months ended September 30, 2004 from $721,649 in the comparable 2003 period. The decrease is primarily related to the revenue decrease and included decreases in contract nursing ($56,420) and patient transportation ($33,000).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs increased $372,230, or 8.3% to $4,883,184 in the nine months ended September 30, 2004 from $4,510,954 in the 2003 comparable period, primarily due to an increase in professional fees. Professional fees increased $684,082, or 100.3% to $1,366,200 in the nine months ended September 30, 2004 from $682,118 in the comparable 2003 period. In 2004, the Company recorded a charge of $202,000 to professional fees related to a settlement with S.E. Altman on a "Finders Fee Contract." The remaining increase is due to legal, professional and accounting fees related to the series of pending transactions that will restructure SurgiCare and result in a change in control. The transactions include the acquisition of three new businesses and issuance of new equity securities for cash and debt forgiveness (see Note 12 to the accompanying consolidated financial statements). The increase in professional fees was offset by a decrease in the Company's provision for doubtful accounts of $176,228, or 56.5% to $135,420 in the nine months ended September 30, 2004 from $311,648 in the comparable 2003 period primarily due to an increased focus on more timely and accurate billings, which included outsourcing the billing and collections at its centers in Houston, Texas. To a lesser extent, approximately $60,000 of the decrease in the provision for doubtful accounts is due to the related decrease in revenues.

     OTHER OPERATING EXPENSES (INCOME). Other Operating Expenses (Income) increased $1,107,963 to a net expense of $1,831,440 in the nine months ended September 30, 2004 from $723,477 in the comparable 2003 period. In the nine months ended September 30, 2004, the Company recorded an impairment charge of $2,046,124 against its investment in land in connection with its sale of the land in August 2004 (see Note 12, SUBSEQUENT EVENTS to the accompanying financial statements). The Company also recorded gains on the forgiveness of debt totaling $217,614 related to settlements of accounts payable with vendors.

     In the nine months ended September 30, 2003, the Company recorded a gain of $319,086 recognized on the sale of the Company's 10% interest in Physicians Endoscopy Center. Additionally, the Company recorded impairment on its investment in land amounting to $579,386.

     Also in the nine months ended September 30, 2003, the Company also sold a promissory note with a face amount of $223,177 to International Diversified Corporation (IDC) for $160,000, incurring a loss of $63,177. The Company also agreed to release IDC from its $400,000 obligation to the Company, which had been included in other receivables. In addition to the cash consideration, SurgiCare was released from any and all obligations regarding the raising of additional funds for working capital and was released of all liabilities regarding the lawsuit filed by IDC claiming breach of contract requesting the return of $1 million or 2,439,024 shares under a previous agreement with IDC and American International Industries, Inc. A total loss of $463,177 was recorded as a loss on sale of assets.

     TOTAL OPERATING EXPENSES. Total Operating Expenses increased $1,296,753, or 15.1% to $9,908,323 in the nine months ended September 30, 2004 from $8,611,570 in the comparable 2003 period. As a percent of revenue, total expenses increased to 208.7% in the nine months ended September 30, 2004 from 146.2% in the 2003 comparable period. The increased costs, expressed both in dollars and as a percentage of revenue, are related to the factors discussed above.

     OTHER INCOME (EXPENSE). Total Other Income (Expense) increased $477,245, or 41.1% to $1,638,739 in the nine months ended September 30, 2004 from $1,161,494 in the 2003 comparable period. The increase was primarily due to an increase in interest expense of $310,744, or 22.6% to $1,686,009 from $1,375,265 in the 2003 period. In the nine months ended September 30, 2004, the Company recorded a $206,693 charge to interest expense, based on the change in relative fair value of its convertible unsecured promissory notes (see Note 6 to the accompanying consolidated financial statements). Since the notes were not converted by January 31, 2004, the conversion price changed from $.35 per share to $.25 per share. The remaining increase in interest expense of $104,051 was due to additional borrowings for working capital purposes. Additionally, Equity in Earnings of Limited Partnerships decreased by $143,055, or 76.6% between the two comparable nine-month periods. The decrease is primarily attributable to the Company's sale of its interest in Physicians Endoscopy Center in June 2003, where in the nine months ended September 30, 2003, the Company's equity in that center's earnings was $131,490.

     FEDERAL INCOME TAX BENEFIT. For the nine months ended September 30, 2004, the Company did not record a tax benefit on its pre-tax loss of $6,799,697 due to a valuation allowance recorded against the Company's deferred tax assets. The valuation allowance was necessary due to the uncertainty of recovery of the deferred tax assets.

     NET LOSS. Due to the factors discussed above, the Company's net loss increased $2,930,622, or 75.7% to $6,799,697 in the nine months ended September 30, 2004 from $3,869,075 in the 2003 comparable period. The Company's operating results were negatively impacted by: the land impairment increase of $1,466,738; the decrease in gross margin of $959,623 (revenue minus direct cost of revenues); the increase in professional fees of $684,082 due to the Altman settlement and expenses related to the pending series of transactions; and the increase in interest expense of $310,744 due to the charge related to the beneficial conversion factor of the convertible notes and additional borrowings for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $1,162,659 and $991,336 for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the usage of cash is due to continued operating losses in both periods.

     Net cash used in investing activities was $680,598 for the nine months ended September 30, 2004. The Company purchased open MRI (magnetic resonance imaging) equipment and related build-out totaling approximately $1.2 million, of which $600,000 was financed through a capital lease and also purchased approximately $190,000 of replacement equipment for it existing centers. The Company also received proceeds of $103,932 from the land transaction (see Note 6 to the accompanying financial statements) after netting out closing and other related costs.

     Cash provided by investing activities for the nine months ended September 30, 2003 was $496,304, primarily due to the Company selling its ownership interest in Physicians Endoscopy Center for $425,000 cash and the sale of a note receivable for $160,000, offset by the buyout of a portion of its limited partners in its surgery centers for $51,250.

     Net cash provided by financing activities increased to $1,812,295 for the nine months ended September 30, 2004 from $345,732 in the 2003 comparable period. In the past, the Company has financed its working capital needs primarily through the issuance of equity, secured and/or convertible debt. As of September 30, 2004, SurgiCare does not have any credit facilities available with financial institutions to provide for working capital shortages. In the nine months ended September 30, 2004, the Company borrowed $1,900,411 from an affiliate of a participant in the proposed restructuring transactions (See Note 12 to the accompanying unaudited financial statements) to make necessary payments on debt and to fund operations.

     In the nine months ended September 30, 2003, the Company raised cash of $1,069,897 through the sale of common stock offset by net pay downs of credit lines and other outstanding debt of approximately $929,000.

     In the first nine months of 2004, the Company did not raise any substantial funds through the sale of equity securities, though $16,535 was recorded on the exercise of outstanding warrants. Although the Company believes it will generate cash from operations in the future, due to its debt load, it is not able to fund its current operations solely from its cash flow.

     The Company believes that additional sales of debt and/or equity securities will be required to continue operations. See Note 12 to the accompanying unaudited financial statements for a description of a series of transactions recently approved by the Company's stockholders on October 6, 2004 that, if consummated, will involve an equity investment and recapitalization of the Company. Prior to the closing of such contemplated transactions, any additional sales of debt and/or equity by the Company will be subject to the prior approval of the counterparties to the applicable transaction documents. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support its operations, or fund acquisitions for its anticipated growth. In the event that any future financing efforts are not successful, the Company will be forced to liquidate assets and/or curtail operations.

         As of September 30, 2004, the Company had cash and cash equivalents of $110,591 and negative working capital of $13,613,103. SurgiCare has a total of $4,982,151 in long-term debt and an additional $1,441,559 in revolving lines of credit currently in default. SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation and DVI Financial Services, Inc. ("DVI"). On August 25,2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws. Integrated Physician Solutions, Inc. ("IPS") and SurgiCare completed negotiations with DVI, which resulted in a decrease of their combined debt of approximately $10.1 million to a combined payout of approximately $6.5 million including a buy-out of the revolving lines of credit. As part of that agreement, the companies have executed a new loan agreement with U.S. Bank Portfolio Services ("USBPS"), as servicer for payees, for payment of the revolving line of credit and renegotiated the term loan amounts. The sum due to DVI at the closing of the aforementioned merger and equity transactions is $2,000,000. As a part of that transaction, the companies have signed a term sheet for a new revolving line of credit, which will be used to pay off the DVI revolving line of credit.

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


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.
----------------------------------------

     SurgiCare has defaulted on certain provisions of its Loan and Security Agreement with its senior lender, DVI Business Credit Corporation and DVI Financial Services, Inc. ("DVI"). On August 25, 2003, DVI filed for protection under Chapter 11 of the U.S. Bankruptcy laws. IPS and SurgiCare completed negotiations with DVI, which resulted in a decrease of their combined debt of approximately $10.1 million to a combined payout of approximately $6.5 million including a buy-out of the revolving lines of credit. As part of that agreement, the companies have executed a new loan agreement with U.S. Bank Portfolio Services ("USBPS"), as servicer for payees, for payment of the revolving line of credit and renegotiated the term loan amounts. The sum due to DVI at the closing of the aforementioned merger and equity transactions is $2,000,000. As a part of that transaction, the companies have signed a term sheet for a new revolving line of credit, which will be used to pay off the DVI revolving line of credit.

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

     SurgiCare has defaulted (subsequent to the end of the quarter ended September 30, 2004) on its one-year convertible unsecured promissory notes bearing interest at 10% per annum. The notes are convertible into shares of Company common stock, at any time, at the option of the note holders. The notes, which have a balance of $320,000 as of the date of this filing, matured on October 31, 2004. The Company is negotiating with the note holders to reach a settlement of the debt. See Note 7 to the accompanying unaudited financial statements.

ITEM 6.  EXHIBITS.
------------------------------------------

(a) Exhibits

EXHIBIT NO.                DESCRIPTION

10.1 Agreement dated as of June 23, 2004 by and between American International Industries, Inc., a Nevada corporation ("AII"), and SurgiCare, Inc., a Delaware corporation ("SurgiCare").
31.1                       Rule 13a-14(a)/15d-14(a) Certification
31.2                       Rule 13a-14(a)/15d-14(a) Certification
32.1                       18 U.S.C. ss. 1350 Certification
32.2                       18 U.S.C. ss. 1350 Certification

(b) Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 18, 2004      REGISTRANT:

                                SurgiCare, Inc.

                                BY: /S/ KEITH G. LEBLANC
                                ------------------------
                                Keith G. LeBlanc
                                President and Chief Executive Officer


                                BY:  /S/ ROGER S. HUNTINGTON
                                ----------------------------
                                Roger S. Huntington
                                Chief Financial Officer