Form 10KSB
period 2004-12-31
ORION HEALTHCORP INC
filed 2005-04-28
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission File No. 001-16587

ORION HEALTHCORP, INC.

(FORMERLY SURGICARE, INC.)
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Delaware	58-1597246
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

1805 Old Alabama Road
Suite 350, Roswell GA	30076
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

ISSUER’S TELEPHONE NUMBER: (678) 832-1800

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS	WHICH REGISTERED

Class A Common Stock, $0.001 par value per share	The American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, and no disclosure will be contained in this form, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for fiscal year ended December 31, 2004: $21,711,149

As of March 31, 2005, 8,597,256 shares of the Registrant’s Class A Common Stock, par value $0.001, were outstanding, 11,482,261 shares of the Registrant’s Class B Common Stock, par value $0.001, were outstanding and 1,575,760 shares of the Registrant’s Class C Common Stock, par value $0.001, were outstanding. The aggregate market value of the shares of Class A Common Stock of the Registrant (excluding the Class B Common Stock and Class C Common Stock) held by non-affiliates on March 31, 2005 was approximately $4,387,234 based upon the closing price per share for the Registrant’s Class A Common Stock on the American Stock Exchange on that day. The aggregate market value of the shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of the Registrant held by non-affiliates on March 31, 2005 (assuming full conversion of Class B Common Stock and Class C Common Stock into shares of Class A Common Stock) was approximately $8,086,240 based upon the closing price per share for the Registrant’s Class A Common Stock on the American Stock Exchange on that day. For purposes of the aggregate market value computations, all executive officers, directors and 10% beneficial owners are deemed affiliates of the Registrant. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ORION HEALTHCORP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2004

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

     The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of Orion HealthCorp, Inc. (formerly known as SurgiCare, Inc. “SurgiCare”) (“Orion” or the “Company”) and its affiliated companies described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, increases in interest rates on the Company’s indebtedness as well as general market conditions, competition and pricing. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Certain Recent Developments

     On November 18, 2003, the Company entered into an agreement and plan of merger with Integrated Physician Solutions, Inc. (“IPS”), which was amended and restated on February 9, 2004, and further amended on July 16, 2004 and on September 9, 2004 (the “IPS Merger Agreement”), relating to the Company’s acquisition of IPS (the “IPS Merger”). On February 9, 2004, the Company entered into an agreement and plan of merger with Dennis Cain Physician Solutions, Ltd. (“DCPS”) and Medical Billing Services, Inc. (“MBS”), which was amended and restated on July 16, 2004, and further amended on September 9, 2004 and on December 15, 2004 (the “DCPS/MBS Merger Agreement”), relating to the Company’s acquisition of DCPS and MBS (the “DCPS/MBS Transaction”). The Company completed the IPS Merger and the DCPS/MBS Transaction on December 15, 2004. As a result of the IPS Merger and the DCPS/MBS Transaction, IPS, MBS and DCPS became wholly-owned subsidiaries of the Company.

     On December 15, 2004, and simultaneous with the consummation of the IPS Merger and DCPS/MBS Transaction, the Company consummated its previously disclosed restructuring transactions (the “Closing”), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the “Reverse Stock Split”), created three new classes of common stock and changed its name. SurgiCare common stock was converted to Orion Class A Common Stock (the “Reclassification”). The Company also created Class B and Class C Common Stock, which were issued in connection with the equity investments and acquisitions. These transactions, as well as other related matters, were previously described in SurgiCare’s proxy statement dated September 10, 2004 (the “Proxy Statement”).

The Acquisitions

Acquisition of IPS

     In connection with the IPS Merger, IPS equityholders and certain IPS debtholders received an aggregate of 4,470,654 shares of the Company’s Class A Common Stock. This number approximately equaled the total number of shares of Class A Common Stock outstanding on a fully-diluted basis immediately prior to closing the IPS Merger and the other transactions consummated at the Closing.

     The IPS Merger has been treated as a “reverse acquisition” for accounting purposes. Statement of Financial Accounting Standards (“SFAS”) No. 141 requires that, in a business combination effected through the issuance of shares or other equity interests, as in the case of the IPS Merger, a determination be made as to which entity is the accounting acquirer. This determination is principally based on the relative voting rights in the combined entity held by existing stockholders of each of the combining companies, the composition of the board of directors of the combined entity, and the expected composition of the executive management of the combined entity. Based on an assessment of the relevant facts and circumstances existing with respect to the IPS Merger, it has been determined that IPS is the acquirer for accounting purposes, even though IPS is a subsidiary of Orion.

     Accordingly, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and, thus, IPS’s historical results have become those of the combined company. Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of the Company’s surgery and diagnostic center business and MBS (which includes DCPS) commencing on December 15, 2004.

Acquisition of DCPS and MBS

     In connection with the DCPS/MBS Transaction, holders of MBS common stock, DCPS limited partnership interests and Dennis Cain Management, LLC (“DCM”) limited liability company interests received an aggregate of $3,000,000 in cash, promissory notes of Orion in the aggregate principal amount of $1,000,000 and 1,575,760 shares of the Company’s Class C Common Stock. The purchase price is subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly-formed company and its predecessors in 2004 and 2005. Pursuant to the DCPS/MBS Merger Agreement the adjustments will be based on whether DCPS and MBS, on a combined basis, meet an earnings before income taxes, depreciation and amortization (“EBITDA”) target of $2 million for the fiscal years ended December 31, 2004 and 2005. In addition, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the DCPS and MBS equity, and the MBS and DCPS equityholders may receive other payments as described in the Proxy Statement. The shares of Class C Common Stock are convertible into shares of Class A Common Stock based on a formula described under the caption “Item 5. Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities.”

Issuance of Class B Common Stock

     On December 15, 2004, Orion issued 11,482,261 shares of its Class B Common Stock (the “Investment Transaction”) to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Closing owed to a subsidiary of Brantley Partners IV, L.P. (“Brantley IV”) by SurgiCare and IPS on amounts advanced prior to October 24, 2003 (the “Base Bridge Interest Amount”). At the Closing, Orion used $5,908,761 to pay off the debt owed to the subsidiary of Brantley IV. The shares of Class B Common Stock are convertible into shares of Class A Common Stock based on a formula described under the caption “Item 5. Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities.”

     Additionally, the Company used $3,683,492 of the proceeds of the transaction to repay a portion of the indebtedness to unaffiliated third parties and restructured additional existing indebtedness.

     Pursuant to the Amended and Restated Stock Subscription Agreement dated February 9, 2004, as amended on July 16, 2004 (the “Stock Subscription Agreement”), Brantley IV or its assignees agreed to subscribe for and purchase from SurgiCare the 11,482,261 shares in consideration for $10,000,000 plus the Base Bridge Interest Amount. In connection with consummation of the transactions, Brantley IV entered into a Supplemental Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and each of the investors listed on Schedule I thereto, who are affiliates of Brantley IV (the “Supplemental Stock Subscription Agreement”), pursuant to which such investors acquired $1,000,000 worth of the Class B Common Stock which Brantley IV had agreed to purchase pursuant to the Stock Subscription Agreement and Brantley IV agreed to assign its right to acquire such shares. Accordingly, Brantley IV’s potential ownership was decreased by the number of shares valued at $1,000,000, after taking into account the additional investment pursuant to the Second Amendment and Supplement to Stock Subscription Agreement described below, or 861,491 shares of Class B Common Stock.

     In addition, Brantley IV entered into a Second Amendment and Supplement to Stock Subscription Agreement (the “Second Amendment and Supplement to Stock Subscription Agreement”), dated as of December 15, 2004, by and among SurgiCare, Brantley IV and each of the investors listed on Schedule I thereto (the “Additional Investors”), which include Brantley Capital Corporation, an affiliate of Brantley IV (“Brantley Capital”), pursuant to which such investors purchased a portion of the shares of the Class B Common Stock for which Brantley IV had subscribed in consideration for an aggregate investment of $3,200,000, which was in addition to the Brantley IV purchase price of $10 million plus the Base Bridge Interest Amount. The 2,756,774 shares of Class B Common Stock issued to the Additional Investors were deducted from the total number of shares of Class B Common Stock that were to be issued to Brantley IV under the Stock Subscription Agreement. Each investor received its pro rata portion of the total number of shares of Class B Common Stock. Accordingly, the investment by the Additional Investors did not change the total number of shares of Class B Common Stock issued pursuant to the Stock Subscription Agreement. However, the investment by the Additional

Investors did increase the total purchase price, and the purchase price per share, for the shares of Class B Common Stock issued under the Stock Subscription Agreement. The increase in purchase price resulted in an increase in the number of shares of Class A Common Stock issuable upon conversion of the shares of Class B Common Stock.

     The shares received by Brantley IV, Brantley Capital and its co-investors constitute approximately 69.6% of Orion’s outstanding equity after the Closing, on an as-converted basis. Brantley IV also received the option to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing.

Changes in Directors in Connection with the Restructuring Transactions

     Pursuant to the IPS Merger Agreement and the DCPS/MBS Merger Agreement, on December 15, 2004, immediately prior to the consummation of the transactions, all of the Company’s directors resigned as members of the Company’s board of directors. Effective immediately following the resignations, the following persons were appointed as directors pursuant to the terms of the IPS Merger, the DCPS/MBS Transaction and the Investment Transaction: Terrence L. Bauer, Paul H. Cascio, David Crane, Michael J. Finn, Keith G. LeBlanc, Gerald M. McIntosh, and Joseph M. Valley, Jr. Messrs. Bauer, Finn and Valley were directors of IPS prior to the IPS Merger.

Post-Restructuring Loan Transactions

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. Although the final terms of the loans have not been determined, it is anticipated that the principal and interest on the loans will be convertible, at the option of Brantley IV, into shares of Class A Common Stock. The loans bear simple interest at a rate of 9% per annum. Principal and interest will be payable in full upon maturity of the respective loans, which will be on or about the first anniversary of the date of the loan. The loans are junior to all of Orion’s other indebtedness for borrowed money and rank pari passu with Orion’s unsecured trade payables. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, Brantley IV is a principal stockholder of Orion and holds approximately 41.2% of the outstanding voting stock of Orion, on an as converted basis.

     Additionally, as part of this transaction, the Company has entered into an agreement with Healthcare Business Credit Corporation (“HBCC”) whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000.

     The parties are currently negotiating the definitive transaction agreements with respect to the loans.

American Stock Exchange Compliance

     On March 7, 2005, the American Stock Exchange (“AMEX”) notified the Company that it did not meet AMEX’s continued listing standards due to non-compliance with Sections 711 and 713 of the American Stock Exchange Company Guide (“the Company Guide”). The non-compliance issues relate to the issuance of common stock by the Company on two instances in 2003 and 2004 without obtaining stockholder approval. AMEX advised the Company to submit a plan to AMEX to bring the Company back into compliance with the continued listing standards. Orion submitted a plan for compliance to AMEX on March 10, 2005. AMEX also advised the Company that if it was not in compliance with the continued listing standards at the conclusion of the plan period, AMEX might initiate delisting proceedings. On April 5, 2005, AMEX notified the Company that it had granted an extension of time to regain compliance with the continued listing standards until May 31, 2005. Pursuant to its compliance plan, the Company intends to submit the prior stock issuances for stockholder approval at its 2005 Annual Meeting of Stockholders.

     On March 16, 2005, AMEX notified the Company that it did not meet AMEX’s continued listing standards due to non-compliance with Section 1009 of the Company Guide. The non-compliance issue related to the Company’s failure to timely file a Form 8-K/A with pro forma financial information related to the IPS Merger, the DCPS/MBS Transaction and the Investment Transaction. AMEX advised the Company that it must submit a plan that would bring the Company into compliance with the continued listing standards by April 15, 2005. On March 22, 2005, the Company filed the required Form 8-K/A, and, therefore, regained compliance with Section 1009 of the Company Guide.

     On April 20, 2005, AMEX notified the Company that it did not meet AMEX’s continued listing standards due to non-compliance with Sections 134 and 1101 of the Company Guide. The non-compliance issue related to the Company’s failure to timely file its Form 10-KSB. AMEX advised the Company that it must file its Form 10-KSB by May 2, 2005 in order to regain compliance with the AMEX requirements. By filing the required Form 10-KSB the Company has regained compliance with Section 134 and 1101 of the Company Guide.

Overview of Business

Surgery and Diagnostic Centers

     SurgiCare, Inc. was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. (“TCI”). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare, Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers (“ASCs”). On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation (“Bellaire”), in exchange for the issuance of 9.86 million shares of SurgiCare common stock (now 986,000 shares of Class A Common Stock after giving effect to the Reverse Stock Split and Reclassification) and 1.35 million shares of SurgiCare’s Series A Redeemable Preferred Stock, par value $.001 per share, to the holders of Bellaire’s common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. On December 15, 2004, the Company changed its name to Orion HealthCorp, Inc.

     As of December 31, 2004, Orion owned a majority interest in three surgery centers and a minority interest as general partner in one additional center. Three of the centers are located in Texas and one is located in Ohio. In limited circumstances, Orion, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company’s ASCs perform various types of procedures including: orthopedic surgery; colonoscopy; ophthalmic laser surgery; pain injections; and various pediatric surgeries. The most common procedures performed in the Company’s ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. Orion also owns a 41% interest in an open magnetic resonance imaging (“MRI”) center in Ohio, which opened in July 2004. The MRI center performs diagnostic procedures using MRI technology.

     Bellaire SurgiCare, Inc.

     Bellaire, a 100% owned subsidiary of Orion, owns and operates an ASC located in Houston, Texas (“Bellaire SurgiCare”). Bellaire SurgiCare has been in operation for 14 years, first as The Institute for Eye Surgery, and since March of 1995, as Bellaire SurgiCare, Inc. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, as well as reconstructive and general surgery utilize this facility. The surgeons performing surgery at Bellaire SurgiCare generally charge their patients for the professional services they provide, while Bellaire SurgiCare only charges the patients for the facility fee. In 2004, there were 813 patients treated at Bellaire SurgiCare by approximately 32 doctors, 14 of which have an ownership interest in the Company. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village, L.P.

     SurgiCare Memorial Village, L.P.

     Orion, through its wholly-owned subsidiary, Town & Country SurgiCare, Inc., owns a 60% general partnership interest in SurgiCare Memorial Village, L.P. (“Memorial Village”) located in Houston, Texas. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology, reconstructive surgery and general surgery utilize this facility. The surgeons performing surgery at Memorial Village generally charge their patients for the professional services they provide, while Memorial Village only charges the patients for the facility fee. In 2004, there were 1,655 patients treated at Memorial Village by approximately 50 doctors, 21 of which have an ownership interest in Memorial Village.

     San Jacinto Surgery Center, Ltd.

     Orion, through its wholly-owned subsidiary Baytown SurgiCare, Inc., owns a 10% general partnership interest in San Jacinto Surgery Center, Ltd. (“San Jacinto”) located in Baytown, Texas. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in podiatry, orthopedics, pain management, gynecology and plastic surgery as well as general surgery utilize this facility. The surgeons performing surgery at San Jacinto generally charge their patients for the professional services they provide, while San Jacinto only charges the patients for the facility fee. In 2004, there were 2,685 patients treated at San Jacinto by approximately 37 doctors, 17 of which have an ownership interest in San Jacinto.

     Tuscarawas Ambulatory Surgery Center, LLC

     Orion owns a 51% interest in Tuscarawas Ambulatory Surgery Center, LLC (“Tuscarawas”) located in Dover, Ohio. This center provides the venue for a wide range of high volume, lower-risk surgical procedures within a multi-specialty environment. Surgeons specializing in orthopedics, ear, nose and throat and general surgery utilize this facility. The surgeons performing surgery at the center generally charge their patients for the professional services they provide, while Tuscarawas only charges the patients for the facility fee. In 2004, there were 2,681 patients treated at Tuscarawas by approximately 17 doctors, nine of which have an ownership interest in Tuscarawas.

     Tuscarawas Open MRI, L.P.

     Orion owns 41% of the partnership interests in Tuscarawas Open MRI, L.P. (“Open MRI”), located in Dover, Ohio, which opened in July 2004. This center performs diagnostic services using open MRI technology. MRI uses pulses of radio waves to diagnose internal organic tissues and diseases, such as tumors, without the need for biopsies or exploratory surgery. Since July 2004, there were 467 patients treated at Open MRI. A total of 29 doctors, seven of which have an ownership interest in Open MRI, have referred patients to the center.

     ASCs are licensed outpatient surgery centers, generally equipped and staffed for a wide variety of surgical procedures. These procedures are generally lower-risk and considered appropriate for the freestanding ambulatory setting. In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternative sites, including ASCs. This shift is illustrated by an outpatient market study, performed by Verispan, L.L.C., which shows an 81% increase in surgeries provided outside traditional hospitals over a 7-year period from 1996 to 2003.

     Orion believes that the following factors have contributed to the growth of ASCs:

     Cost-effective Alternative. ASCs are not usually burdened with the high cost and overhead of the ancillary services such as administration, laboratory, radiology, or dietary, that are generally found in hospital settings. Therefore, surgery at an ASC is generally less expensive than hospital inpatient surgery. Orion believes that surgery performed at an ASC is also less expensive than hospital-based ambulatory surgery for a number of reasons, including:

•	lower facility development costs,

•	more efficient use of staffing and space utilization, and

•	specialized operating environment focused on cost containment.

     Orion believes that interest in ASCs has grown as managed care organizations have continued to seek a cost-effective alternative to inpatient services.

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

     Orion believes that because of the ease of admission and discharge, many physicians prefer ASCs. Orion believes that such centers enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. This allows the physician to perform more surgeries in a defined period. In contrast, hospitals generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries.

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

     The following table sets forth information related to Orion’s surgical centers in operation as of December 31, 2004:

		Acquisition	Orion
Name	Location	Date	Ownership
Bellaire SurgiCare	Houston, Texas	July 1999*	100%
SurgiCare Memorial Village	Houston, Texas	Oct. 2000	60%
San Jacinto Surgery Center	Baytown, Texas	Oct. 2000	10%
Tuscarawas Ambulatory Surgery Center	Dover, Ohio	June 2002	51%
Tuscarawas Open MRI	Dover, Ohio	July 2004	41%

*	The ASC was closed in March 2005.

Integrated Physician Solutions

     IPS, a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. IPS’s subsidiary, IntegriMED, Inc. (“IntegriMED”), is a provider of technology solutions for physicians, including a comprehensive suite of integrated business and clinical software applications. The Pediatric Physician Alliance (“PPA”) division of IPS manages pediatric medical clinics.

     IntegriMED represents a practical approach to providing medical groups with business and clinical software solutions that address day-to-day operational requirements and regulatory compliance. IntegriMED provides software and technology solutions for physicians through an application service provider (“ASP”) model. Rather than independently developing a stand-alone software application, IPS identified proven and effective physician practice software solutions and developed an architecture that brought these applications together in a single, integrated management system. The IntegriMED system enables IPS to add new applications as required to respond to changing business and regulatory burdens and allows IPS to deliver these applications to its clients over the Internet resulting in a cost-effective means of delivering and accessing the applications.

     The sales cycle for IntegriMED is the process of converting a physician practice that has indicated interest in purchasing one or more of IntegriMED’s applications into a customer for IntegriMED. IntegriMED’s sales cycle varies based upon the customers’ needs, requirements, size, and scope as well as the competitive dynamics in the local or regional market. Therefore, the sales cycle could be from two weeks to one year in length. The implementation cycle is the process of planning the installation, training the staff and launching the services to a new customer. The implementation cycle can last up to six months.

     The IntegriMED system includes practice management, billing, scheduling, collections, human resources, payroll and benefits administration, accounting, communication, procurement and electronic medical records applications. IntegriMED contracts with third-party manufacturers for practice management information systems, electronic medical records systems, human resources management systems, accounting system management and electronic claims processing. Although each of the third-party contracts contains multi-year terms, all are terminable for cause, which includes performance deficiencies. In the event of the termination of any of the third-party contracts, IntegriMED expects that a suitable replacement could be obtained on similar terms and prices. IntegriMED internally developed proprietary applications, including a user interface system and software integration systems. IntegriMED offers its customers secure hosting, implementation, training and help desk services. IntegriMED’s clients may choose a single product feature or bundle multiple products and services. Additional services can later be integrated into the IntegriMED desktop. The integrated applications are accessed over the Internet and hosted at a secure third-party site.

     As of December 31, 2004, IntegriMED had subscriptions for 353 desktops in 24 practices. IntegriMED generally targets medical practices with less than 25 physicians with a primary emphasis on family medicine, internal medicine and pediatric practices.

     PPA is an experienced and innovative provider of healthcare management services dedicated to the practice of pediatrics. As of December 31, 2004, PPA managed 13 practice sites, representing seven medical groups in California, Illinois, Ohio and New Jersey. PPA provides business management and administrative services to the affiliated medical groups. These services include human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-

day business operations management services. The affiliated physicians, who are all employed by separate corporations, provide all clinical and patient care related services. There is a standard forty-year contract between PPA and the various affiliated medical groups whereby the physicians are compensated after all practice expenses and a management fee is paid to PPA.

     IPS owns all the assets used in the operation of the medical groups and the physicians, who were equity owners in IPS and, as a result of the IPS Merger, are now equity owners in Orion. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice, for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians as a salary and treated as an expense on IPS’s accounting records.

Medical Billing Services

     MBS is based in Houston, Texas and was incorporated in Texas on October 16, 1985. DCPS is based in Houston, Texas and was organized as a Texas limited liability company on September 16, 1998. DCPS reorganized as a Texas limited partnership on August 31, 2003. Orion acquired MBS and DCPS in the DCPS/MBS Transaction. DCPS now operates as a subsidiary of MBS. MBS and DCPS provide practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS.

     Medical Practice Management Services. MBS provides a wide range of management services to medical practices. These management services help create a more efficient medical practice and provide assistance with the business aspects associated with operating a medical practice. MBS’s management services include the following:

•	Accounting and bookkeeping services;

•	Evaluation of staffing needs;

•	Provision of temporary staff services;

•	Quality assurance program development;

•	Physician credentialing assistance;

•	Fee schedule review, specific to locality;

•	Formulation of scheduling systems;

•	Training and continuing education programs; and

•	Billing and reimbursement analysis.

     Billing and Collection Services. MBS provides billing and collection services to its clients. These include coding, reimbursement services, charge entry, claim submission, collection activities, and financial reporting services. The coding and reimbursement services include:

•	Current Procedural Terminology (“CPT”) and International Classification of Diseases (“ICD-9”) utilization reviews;

•	Charge ticket (superbill) evaluations;

•	Fee schedule analyses;

•	Reimbursement audits; and

•	Training seminars.

     Managed Care Consulting Services. MBS provides consulting services aimed at assisting clients with navigating and interacting with managed care organizations. The following are some of the managed care consulting services routinely provided by MBS:

•	Establishing the actual ownership of the managed care organization and determining that the entity is financially sound;

•	Negotiating the type of reimbursement offered;

•	Assuring that there are no “withholds” beyond the discount agreed upon;

•	Determining patient responsibility for non-covered services, as well as co-pays and deductibles;

•	Tracking managed care payments to verify the correctness of the reimbursement rate;

•	Evaluating the appeals process in case of disputes concerning payment issues, utilization review, and medical necessity; and

•	Confirming the length of the contract, the renewal process, and the termination options.

     MBS provides services to approximately 58 customers throughout Texas. These customers include anesthesiologists, pathologists, radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ASCs.

Revenues

Surgery and Diagnostic Centers

     Orion’s principal source of revenues from its surgery center business is a surgical facility fee charged to patients for surgical procedures performed in its surgery centers and for diagnostic services performed at its MRI facility. Orion depends upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of their patients. Patients are responsible for the co-payments and deductibles when applicable. The fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. In addition to the facility fee revenues, Orion also earns management fees from its operating facilities and development fees from centers that it develops.

     ASCs, such as those in which Orion owns an interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. Orion derived approximately 24.6% of its gross revenues from its surgery center business from governmental healthcare programs, including Medicare and Medicaid, in 2004. The Medicare program currently pays ASCs and physicians in accordance with fee schedules, which are prospectively determined.

     The United States Department of Health and Human Services (“DHHS”) currently bases its reimbursement system to ASCs on a 1986 cost survey. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) enacted in December 2003 requires that the current ASC reimbursement methodology based on cost surveys be replaced with a new ASC payment system that will be effective prior to 2008. This new system will be based on recommendations made by the General Accounting Office after studying the relative costs of procedures furnished in ASCs to those furnished in hospital outpatient departments. The new payment methodology could adversely impact surgery center reimbursement and therefore Orion’s financial condition, results of operations and business prospects. The MMA also reduces Medicare payments to ASCs by 1% starting April 1, 2004 and thereafter freezes the payment rates through December 31, 2009.

     In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”) and other similar structures.

     The strengthening of managed care systems nationally has resulted in substantial competition among providers of services, including providers of surgery center services. This competition includes companies with greater financial resources and market penetration than Orion. In some cases national managed care systems require that a provider, in order to participate in a specific plan, be able to cover an expanded geographical area.

     Orion believes that all payers, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of Orion’s efforts to contract with healthcare payers, Orion believes that its position as a low-cost alternative for certain surgical procedures should enable its current centers, and additional centers which it may acquire, to compete effectively in the evolving healthcare marketplace.

Integrated Physician Solutions

     IPS records revenue based on patient services provided by its affiliated medical groups and for services provided by IntegriMED to its customers.

     Net patient service revenue is impacted by billing rates, changes in CPT code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’s affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. For the year ended December 31, 2004, 5.6% of IPS’s net patient service revenues were derived from capitated contractual arrangements. Revenue is recognized over the applicable coverage period on a per member basis for covered members. Deferred revenue is recorded when premium payments are received in advance of the applicable coverage period. IPS establishes accruals for costs incurred in connection with capitated contracts it negotiates on behalf of the physicians who practice in its affiliated medical groups based on historical trends. Any contracts that would have a realized loss would be immediately accrued for and the loss would be charged to operations.

     IntegriMED generates revenue based on fees charged to its customers for training, implementation, subscription services and administrative fees for management of employee benefit programs. Deferred revenue is recorded at the execution of a contract for the training and implementation fees billed and deposits collected from the customer, representing amounts to be recognized as revenue in future periods. Training and implementation fee revenues are recognized once the applicable software systems are installed and operational and are charged at a quoted daily rate. Subscription fee revenues, which are billed on a monthly basis, are recognized based on contractual fee schedules in the period the services are provided. Employee benefit administrative fee revenues are recognized in the period the services are provided.

Medical Billing Services

     MBS’s principal source of revenues is fees charged to clients based on a percentage of collections. All clients are invoiced at the end of the month and MBS is usually paid in full within 30 days. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS also earns consulting fees from the various consulting services that MBS provides, including medical practice management services, managed care contracting, coding and reimbursement services.

Competition

Surgery and Diagnostic Centers

     There are several companies, many in niche markets, which acquire existing freestanding ASCs. Many of these competitors have greater resources than Orion. The principal competitive factors that affect the ability of Orion and its competitors to acquire ASCs are price, experience, reputation, and access to capital.

     Orion’s most significant competitors include: Symbion, Inc., Amsurg Corporation, Surgis, Inc., Foundation Surgery Affiliates, Inc., HealthSouth Corporation, United Surgical Partners International, Inc., Dynacq Healthcare, Inc., NovaMed Eyecare, Inc., TLCVision Corporation, LCA Vision, Inc., Hospital Partners of America, Inc. and National Surgical Care, Inc.

Integrated Physician Solutions

     IntegriMED. Several companies, including Amicore, Inc., iLIANT Corporation, MED3000, Inc. and The TriZetto Group, Inc. offer bundled packages of software and business services delivered in a hosting environment. The physician practice software industry (Practice Management and Electronic Medical Records) is highly fragmented and includes hundreds of independent companies offering software solutions sold on a perpetual license and client/server basis. Many of the competitors have greater financial resources than IntegriMED and Orion.

     PPA. PPA competes with many local, regional and national companies in the healthcare business services markets in which they operate. PPA’s physician practices compete with many other physician parties that provide similar specialties.

Medical Billing Services

     There are several companies that compete with MBS, including Per Se Technologies, Inc., RMI, and Houston Medical Records. Many of these competitors have greater resources than MBS. The principal competitive factors that affect the ability of MBS and its competitors to provide such services are price, experience, reputation, and access to capital.

Government Regulation

     Administrative Simplification and Privacy Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and in August 2002 published revisions to the final rules. These final health privacy regulations generally required compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information. In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 21, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 had until October 16, 2003 to comply with the regulations. The Company believes that the cost of compliance with these regulations will not have a material adverse effect on its business, financial position or results of operations. If the Company fails to comply with these regulations, it could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, the Company’s facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

     The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or the possibility of material adverse effects on its business or revenues arising from such future actions. The Company believes, however, that it will be able to adjust its operations to be in compliance with any regulatory or statutory provision, as may be applicable.

     The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payers that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors.

     Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act (“FCA”), which may be enforced by the federal government directly, or by a qui tam plaintiff (a private person suing on the government’s behalf under a statute that assigns a certain part of the penalty award to the government). Under the FCA, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the anti-kickback statute and “Stark II” provisions of the Omnibus Budget Reconciliation Act of 1993 should also be prosecuted as violations of the federal FCA. Even though the Company believes that it has procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws and regulations defining the proper parameters of proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite the Company’s best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the FCA or related statutes.

Surgery and Diagnostic Centers

     Regulatory activities affect the business activities of the Company’s surgery and diagnostic center business by controlling its growth, requiring licensure and certification for its facilities, regulating the use of Orion’s properties, and controlling reimbursement to Orion for the services provided at those facilities.

     Certificates of Need and State Licensing. Certificates of Need (“CON”) regulations control the development of ASCs in certain states. CON statutes generally provide that prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health-planning agency based on a determination that a need exists for those facilities or services. Orion expects that its development of ASCs will generally focus on states that do not require CONs. However, acquisitions of existing surgery centers, even in states that require CONs for new centers, generally do not require CON regulatory approval. There are currently 23 states that do not require CONs for ASCs. The large population states that require CON regulatory approval are New York, Michigan and Illinois.

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

     Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of healthcare providers. Orion believes that its surgery center operations are in compliance with these laws in the states in which it currently does business. The National Association of Insurance Commissioners (the “NAIC”) recently endorsed a policy proposing the state regulation of risk assumption by healthcare providers. The policy proposes prohibiting providers from entering into capitated payment contracts (which are contracts that compensate the provider based on the number of members in the plan rather than based on the services the provider performs) or other risk sharing contracts, except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, healthcare providers will be precluded from entering into capitated contracts directly with employers and benefit plans other than HMOs and insurance companies.

     Orion’s surgery and diagnostic centers currently do not and currently do not intend to enter into contracts with managed care organizations, such as HMOs, whereby Orion’s surgery and diagnostic centers would assume risk in connection with providing healthcare services under capitated payment arrangements. If Orion or its surgery and diagnostic centers are considered to be in the business of insurance as a result of entering into such arrangements, they could become subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, which could have a material adverse effect upon Orion’s ability to enter into such contracts.

     With respect to managed care contracts that do not involve capitated payments or some other form of financial risk sharing, federal and state antitrust laws restrict the ability of healthcare provider networks such as Orion’s specialty physician networks to negotiate payments on a collective basis.

     Reimbursement. Orion depends upon third-party programs, including governmental and private health insurance programs, to reimburse its ASCs for services rendered to patients in its centers. In order to receive Medicare reimbursement, each ASC must meet the applicable conditions of participation set forth by DHHS relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys. Orion’s existing centers are certified as Medicare providers. Orion believes that its current centers will participate in Medicare and other government programs. However, Orion’s current ASCs may or may not continue to qualify for participation in Medicare and other government programs. Additionally, the centers that Orion acquires in the future may not qualify for participation in Medicare or other government programs.

     Medicare-Medicaid Illegal Remuneration Provisions. The anti-kickback statute makes unlawful knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate) directly or indirectly to induce or in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Violation is a felony punishable by a fine of up to $25,000 or imprisonment for up to five years, or both. The Medicare and Medicaid Patient Program Protection Act of 1987 (the “1987 Act”) provides administrative penalties for healthcare practices which encourage over-utilization or illegal remuneration when the costs of services are reimbursed under the Medicare program. Loss of Medicare certification and severe financial penalties are included among the 1987 Act’s sanctions. The 1987 Act, which adds to the criminal penalties under preexisting law, also directs the Inspector General of the DHHS to investigate practices which may constitute over-utilization, including investments by healthcare providers in medical diagnostic facilities and to promulgate regulations establishing exemptions or “safe harbors” for investments by medical service providers in legitimate business ventures that will be deemed not to violate the law even though those providers may also refer patients to such a venture. Regulations identifying safe harbors were published in final form in July 1991 (the “Regulations”).

     If an operating physician has a financial interest in a facility through a partnership interest, or as a stockholder, the operating physician has the potential to benefit from the profitability of the facility. Where a physician is in a position to direct referrals or business to an entity or facility in which such physician has an ownership interest, and, therefore will benefit from the financial profitability of such entity or facility, there is risk under federal and state law, including the Medicare-Medicaid Illegal Remuneration Provisions. If the facility where a surgeon performs surgery is considered an extension of the surgeon’s practice, this may reduce the risk of a violation of the anti-kickback statutes of the Medicare-Medicaid Illegal Remuneration Provisions.

     The Regulations set forth two specific exemptions or “safe harbors” related to “investment interests”: the first concerning investment interests in large publicly traded companies ($50 million in net tangible assets) and the second for investments in smaller entities. The corporate structure of Orion and its centers meet all of the criteria of either existing “investment interests” safe harbor as announced in the Regulations.

     While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to Orion or its subsidiaries. There is safe harbor protection under the anti-kickback statute for physician-owned ASCs that are structured to meet certain tests set out in the regulations. Orion’s surgery centers may not currently satisfy all components of the tests for the ambulatory surgical center safe harbor applicable to ASCs. Nonetheless, Orion believes that it is in compliance with the current requirements of the anti-kickback statute.

     Notwithstanding Orion’s belief that the relationship of physician partners to Orion’s surgery and diagnostic centers should not constitute illegal remuneration under the anti-kickback statute, no assurances can be given that a federal or state agency charged with enforcement of the anti-kickback statute or similar state laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners’ ownership interest in Orion to become illegal, or result in the imposition of penalties on Orion or certain of its facilities. Even the assertion of a violation could have a material adverse effect upon Orion.

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

     Ambulatory surgery is not identified as a “designated health service” and the Stark II regulations state that items and services provided in any ASC and reimbursed under the composite payment rate are not designated health services. Because all items and services provided at Orion’s surgery and diagnostic centers are billed to Medicare under a composite payment rate, as discussed below, Orion believes that its surgery center business is not subject to the physician self-referral restrictions set forth in Stark II. However, in the event that Orion in the future offers services that are not ASC services covered by a composite payment rate and are “designated health services” under Stark II, Orion would be subject to the Stark II physician self-referral prohibition with respect to those services.

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

     Most payers pay using a composite payment rate based on the various procedure groups used by ASCs. Some payers will pay separately for supplies and implants. The compensation paid by each payer for the facility fees varies by insurance carrier. Most pay at a percentage of Medicare or a fixed amount per procedure group. If a facility has a mix of patients whose payers pay better rates than average, the margins of that center are typically higher. If a facility has a mix of patients whose payers pay less than the average rates, the margins of that center are typically lower. The margins achieved at each center are primarily a function of volume, payer, mix, and operating efficiency, in that order.

     However, unfavorable future Stark II regulations or subsequent adverse court interpretations concerning the Stark II law or regulations or similar provisions found in similar state statutes could prohibit reimbursement for treatment provided by the physicians affiliated with Orion’s ASCs or its current or future centers to their patients. The negative effect of such unfavorable future Stark II regulations or court rulings may be that investor physicians would not admit their patients to Orion’s ASCs because of the prohibition on reimbursement for services. This would have a significant effect on the revenues and margins of Orion and would threaten its continuing viability. However, due to the cost-effectiveness of ASCs as compared to hospitals, Orion believes it is unlikely that such unfavorable regulations or court interpretations would be implemented unless there is a dramatic shift in government policy towards ASCs.

     Neither Orion nor its subsidiaries are engaged in the corporate practice of medicine. Orion does not employ any physicians to practice medicine on its behalf. Orion and its subsidiaries merely provide the venue for its physicians to perform surgical procedures. Orion’s ASCs submit claims and bills to patients, for the facility fee only, and in no way are involved with the billing or submission of claims for any professional medical fees.

Integrated Physician Solutions

     IPS’s customers must comply with the governmental regulations, such as those relating to HIPAA, Medicare and Medicaid, which affect healthcare providers. When providing its customers with healthcare business services and information technology solutions, IPS must consider the healthcare regulatory framework in which its customers operate in order to provide them with services and products that will not compromise their compliance with these regulations. IntegriMED’s and PPA’s products and services are HIPAA compliant and IntegriMED and PPA have HIPAA Business Associate agreements in place with all companies that are third-party business partners and may receive protected patient health information.

Medical Billing Services

     Regulatory activities affect the business activities of MBS by controlling reimbursement to MBS’s clients, which affects MBS’s revenues, as well as regulations regarding patient privacy and submission of fraudulent claims.

     MBS’s clients depend upon third-party programs, including governmental and private health insurance programs, to reimburse them for services rendered to patients. In order to receive Medicare reimbursement, each client must meet the applicable conditions of participation set forth by DHHS relating to the type of specialty, as well as comply with state and local laws and regulations, all of which are subject to change from time to time. Reimbursement rates are subject to governmental regulation as well as negotiated contracts with third party payers. Changes in reimbursement to MBS’s clients will have a direct impact on MBS’s revenues because MBS’s revenues are based on a percentage of such reimbursements.

Employees

     As of December 31, 2004, the Company had a total workforce of 431 employees.

     Orion and its subsidiaries employed approximately 83 persons in its surgery and diagnostic center business, 46 of which were full-time employees and 37 of which were part-time employees. Of the above, ten were employed at Orion’s administrative office in Houston, Texas and the remaining employees were employed by Orion’s surgery and diagnostic centers. These employees work in the following positions: corporate management (10); business office (9); administration (4); nurses (47) and technicians (13).

     IPS and its subsidiary employed a total of 198 persons, 150 of which were full-time employees and 48 of which were part-time, PRN or temporary employees. Of the total, 38 were located at IPS’s office in Roswell, Georgia, while the remaining employees were located at IPS’s affiliated medical groups. IPS’s employees work in the following positions: corporate management (9), field management and operations (12), administration (83), clinical (80), information technology (7) and sales and marketing (7).

     MBS and its subsidiary had a total of 150 administrative employees in its Houston and Arlington, Texas offices, 144 of which were full time and six of which were part time.

ITEM 2. DESCRIPTION OF PROPERTY

     Orion’s and IPS’s principal office is located at 1805 Old Alabama Road, Suite 350, Roswell, Georgia. The Roswell property is approximately 8,000 square feet, located on the third floor of the building. This property is leased from an unaffiliated third party for an initial term that expires in June 2007. IPS also leases space for 13 medical offices ranging in size from 3,000 to 8,000 square feet. The leases relating to these facilities have terms that expire beginning on April 30, 2005 and continuing to May 10, 2010.

     Orion’s principal offices in Texas, which acts as the headquarters of its surgery and diagnostic center business and MBS,

are located at 10700 Richmond Avenue, Houston, Texas. The Richmond Avenue property is approximately 21,118 square feet, located on the third floor of the building. This property is leased from an unaffiliated third party for an initial term that expires in September 2011. Orion maintains tenant commercial general liability insurance, all risk property insurance, and other insurance on its property located in such building in an amount deemed adequate by Orion. The four surgery centers in operation on December 31, 2004 occupy leased space ranging from 10,000 to 14,000 square feet with remaining lease terms ranging from month-to-month to June 2012. The Open MRI operates in 1,380 square feet of leased space with a term that expires December 31, 2008.

     MBS also leases space for its satellite offices in Arlington and Houston, Texas. The Houston satellite office is located at 714 FM 1960 West, Houston, Texas and is approximately 1,598 square feet. The Arlington Satellite office is located at 3939 Green Oaks Blvd West, Arlington, Texas and is approximately 1,853 square feet. The leases relating to these facilities have terms that expire beginning in November 2005 and continuing to December 2006.

ITEM 3. LEGAL PROCEEDINGS

     On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. Certain settlements were reached in the cases. The two cases were referred to arbitration pursuant to the arbitration clauses in the agreements between the parties. The arbitration includes all remaining claims in both lawsuits. The P.A., the physicians and the former shareholders of CAMI seek recovery of pre-merger accounts receivable they claim were collected by IPS after the merger, but belong to CAMI under the merger agreement and agreements between CAMI and the affiliated physicians. IPS has asserted a right of set-off for over-payments that it made after the merger to the physicians. IPS also asserts a claim against the physicians for breach of the management services agreement and other agreements. In their complaint, the P.A., the former shareholders of CAMI and the physicians seek a claim against IPS for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The award was confirmed by the U.S. District Court in the amount of $548,884.43 and judgment was entered. IPS’s claims against the physicians are still pending.

     On February 10, 2003, Orion was named as a defendant in a suit in the 125th Judicial District Court in Harris County, Texas, entitled S.E. Altman v. SurgiCare. S.E. Altman has sued for breach of contract, alleging that Orion did not pay monies owed under a “Finders Fee Contract.” Plaintiff asserts damages in the amount of $217,000, plus interest and attorneys’ fees. International Diversified Corporation, Limited has indemnified Orion with respect to any fees owed to Altman under the Finders Fee Contract. The case has been dismissed in favor of arbitration. In March 2004, the parties executed a Settlement Agreement and Release of Claims to resolve the dispute in which Orion issued Mr. Altman 54,000 shares of Orion’s Class A Common Stock (after giving effect to the Reverse Stock Split).

     In March 2003, Memorial Village and Town & Country SurgiCare, Inc. were named as defendants in a suit the 268th Judicial Court in Harris County, Texas entitled MarCap Corporation vs. Health First Surgery Center-Memorial, Ltd.; HFMC, L.C.; SurgiCare Memorial Village, L.P.; and Town & Country SurgiCare, Inc. MarCap has sued for default under a promissory note and refusing to remit payment on a promissory note in the amount of $215,329.36. Orion paid $53,832.34 of this balance and settlement was reached whereby Orion agreed to pay MarCap $150,000 over the over a 12 month period with interest at 10%, with an underlying settlement of approximately $200,000 in the event of a breach in the payment plan. The remaining outstanding balance under this settlement was paid in full in December 2004.

     On April 14, 2003, Orion was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, Orion filed suit against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involved allegations that Orion defaulted on its loan agreement. The plaintiffs in the New York case sued Orion for $834,252 representing the loan amount and interest, plus $219,000, representing damages for “No-filing Charges” and “Non-Effective Charges” under the contract. Orion’s lawsuit in Texas asserted that the loan agreement was usurious. The parties reached an agreement to settle this matter upon the full and complete execution of the Stipulation of Settlement by all parties and after the consummation of the IPS Merger, DCPS/MBS Transaction and Investment Transaction. Pursuant to this settlement, Orion paid the plaintiffs $220,000 in cash after the Closing and issued 210,000 shares of Class A Common Stock.

     On November 24, 2003, Orion was named as a defendant in a suit entitled Vincent A. Giammalva, Trustee v. SurgiCare, Inc., Keith G. LeBlanc, and Phillip C. Scott (Orion’s former Chief Financial Officer); in the 344th Judicial District Court of Chambers County, Texas. This case involves allegations that Orion defaulted on a contract to sell a parcel of real estate to plaintiff. Plaintiff also claims that Messrs. LeBlanc and Scott committed fraud. Orion states that it could not sell the parcel of land because of a lien on the property. The plaintiff sought specific performance, forcing Orion to sell the property, as well as actual damages. Orion is negotiating with the plaintiff in an effort to settle this matter. American International Industries, Inc. (“AII”) has agreed to indemnify Orion, and Messrs. LeBlanc and Scott for all claims asserted in this litigation by agreement dated June 23, 2004. On August 2, 2004 Orion completed its agreement with AII dated June 23, 2004 to sell its five tracts of undeveloped land to and accelerated the conversion of SurgiCare’s 900,000 shares of Series AA Redeemable Preferred Stock (“Series AA Preferred Stock”) held by AII into 875,000 shares (after giving effect to the Reverse Stock Split) of Orion’s Class A Common Stock at the then current market price of $3.50 per share (as adjusted to reflect the Reverse Stock Split). Under a previous agreement with AII dated December 11, 2002, the 900,000 shares of Series AA Preferred Stock were originally convertible into a maximum of 1,097,561 shares of Orion’s Class A Common Stock (after giving effect to the Reserve Stock Split) with a preference value of $4.5 million and 300,000 shares of the Series AA Preferred Stock were to be converted or redeemed annually through June 2006. Additionally, as part of this transaction, Orion released AII of its $4,000,000 guarantee of the combined sales price of the five tracts of undeveloped land. AII also paid Orion $250,000 and paid off Orion’s loan (collateralized by the land) of approximately $1.1 million. The transaction resulted in a charge to SurgiCare’s third quarter 2004 net income, as impairment on investment in land, of $2,046,124.

     In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company’s management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting in lieu of an annual meeting of stockholders on October 6, 2004. At this special meeting, the stockholders voted on and approved each of the following proposals. In each case, the result of the vote on each proposal is given prior to giving effect to the Reverse Stock Split.

Proposal One:	To effect the Reverse Stock Split of all of the outstanding shares of Orion’s common stock at a ratio of one-for-ten. Proposal One was approved by the holders of 58.0% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,252,434 shares were voted in favor of this proposal, 233,321 shares were voted against the proposal and 20,801 shares abstained from voting on the proposal.

Proposal Two:	To increase the number of authorized shares of common stock from 5 million shares to 90 million shares, after giving effect to the Reverse Stock Split, and leave the number of shares of authorized preferred stock at 20 million shares. Proposal Two was approved by the holders of 57.8% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,185,194 shares were voted in favor of this proposal, 237,061 shares were voted against the proposal and 84,301 shares abstained from voting on the proposal.

Proposal Three:	To reclassify the Company’s common stock as “Class A Common Stock” $0.001 par value per share. Proposal Three was approved by the holders of 58.5% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,401,559 shares were voted in favor of this proposal, 77,696 shares were voted against the proposal and 27,301 shares abstained from voting on the proposal.

Proposal Four:	To establish a new class of common stock entitled “Class B Common Stock”, $0.001 par value per share. Proposal Four was approved by the holders of 58.5% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,395,219 shares were voted in favor of this proposal, 84,036 shares were voted against the proposal and 27,301 shares abstained from voting on the proposal.

Proposal Five:	To establish a new class of common stock entitled “Class C Common Stock”, $0.001 par value per share. Proposal Five was approved by the holders of 57.9% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,243,377 shares were voted in favor of this proposal, 235,878 shares were voted against the proposal and 27,301 shares abstained from voting on the proposal.

Proposal Six:	To change the name of the Company to “Orion HealthCorp, Inc.” Proposal Six was approved by the holders of 58.7% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,468,125 shares were voted in favor of this proposal, 31,130 shares were voted against the proposal and 7,301 shares abstained from voting on the proposal.

Proposal Seven:	To approve the issuance of shares of Class A Common Stock pursuant to (a) the IPS Merger Agreement, and (b) an amended and restated debt exchange agreement dated as of February 9, 2004, and amended on July 16, 2004, among the Company, Brantley Venture Partners III, L.P. (“Brantley III”) and Brantley Capital. Proposal Seven was approved by the holders of 57.8% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,211,779 shares were voted in favor of this proposal, 272,675 shares were voted against the proposal and 22,102 shares abstained from voting on the proposal.

Proposal Eight:	To approve the issuance of shares of Class C Common Stock and Class A Common Stock pursuant to the DCPS/MBS Merger Agreement and the sellers party thereto (the “DCPS/MBS Sellers”). Proposal Eight was approved by the holders of 58.1% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,288,137 shares were voted in favor of this proposal, 196,317 shares were voted against the proposal and 22,102 shares abstained from voting on the proposal.

Proposal Nine:	To approve the issuance of shares of Class B Common Stock and Class A Common Stock to Brantley IV or its assignees pursuant to an amended and restated subscription agreement dated as of February 9, 2004, and amended on July 16, 2004, between the Company and Brantley IV. Proposal Nine was approved by the holders of 58.6% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 17,438,137 shares were voted in favor of this proposal, 46,017 shares were voted against the proposal and 22,402 shares abstained from voting on the proposal.

Proposal Ten:	To re-elect the then current members of the Company’s board of directors until the Closing and to elect the members of the board of directors of Orion, who began serving upon the Closing. The following list indicates the number of votes received by each of the nominees for election to Orion’s board of directors in Proposal Ten:

	For	Against	Abstain	Withheld
Pre-Closing Nominees:
Bruce Miller	17,351,834	80,000	74,722	0
Michael Mineo	17,351,834	80,000	74,722	0
Sherman Nagler	17,351,834	80,000	74,722	0
Jeffrey Penso	17,351,834	80,000	74,722	0
Post-Closing Nominees:
Terrence L. Bauer	17,351,834	80,000	74,722	0
Paul H. Cascio	17,351,834	80,000	74,722	0
David Crane	17,351,834	80,000	74,722	0
Michael J. Finn	17,351,834	80,000	74,722	0
Keith G. LeBlanc	17,351,834	80,000	74,722	0
Gerald M. McIntosh	16,523,274	80,000	74,722	828,560
Joseph M. Valley, Jr.	17,351,834	80,000	74,722	0

Proposal Eleven:	To approve the Orion HealthCorp, Inc. 2004 Incentive Plan (the “2004 Incentive Plan”). Proposal Eleven was approved by the holders of 56.1% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 16,681,977 shares were voted in favor of this proposal, 664,477 shares were voted against the proposal and 160,102 shares abstained from voting on the proposal.

Proposal Twelve:	To approve the issuance of warrants to the current members of the Company’s board of directors. Proposal Twelve was approved by the holders of 54.5% of the outstanding shares of the Company’s common stock entitled to vote at the special meeting. Specifically, a total of 16,217,795 shares were voted in favor of this proposal, 924,519 shares were voted against the proposal and 364,242 shares abstained from voting on the proposal.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     In April 2000, the Company began trading on the OTC Bulletin Board. In July 2001, the Company qualified for listing on AMEX and began trading on this exchange at that time under the symbol SRG.

     On December 15, 2004, upon Closing of the IPS Merger, the DCPS/MBS Transaction and the Investment Transaction, the Company completed a one-for-ten Reverse Stock Split and reclassified its outstanding common stock as Class A Common Stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split and Reclassification. In lieu of receiving fractional shares, stockholders received a cash payment in U.S. dollars equal to such fraction multiplied by the closing price of the common stock reported on AMEX on the effective date of the Reverse Stock Split. In addition, each option and warrant to purchase common stock outstanding on the effective date of the Reverse Stock Split was adjusted so that the number of shares of common stock issuable upon their exercise was divided by ten and the exercise price of each option and warrant was multiplied by ten and the options and warrants became exercisable for Class A Common Stock. The number of shares of Class A Common Stock reserved under our stock option plans and for issuance pursuant to warrants to purchase the Company’s Class A Common Stock were similarly adjusted. If the adjustments to the options and warrants described above resulted in any right to acquire a fractional share of common stock, such fractional share was disregarded and the number of shares of Class A Common Stock reserved for issuance under the plans and warrants and the number of shares of common stock subject to any such options and warrants became the next lower number of Class A Common Stock, rounding all fractions downward.

     The Company’s Class A Common Stock is currently traded on AMEX under the symbol ONH.

     On March 31, 2005, the last sale price of our common stock as reported on AMEX was $0.95 per share. The following table sets forth for the periods indicated the high and low per share closing prices for the Company’s common stock for the periods prior to December 15, 2004 and the Class A Common Stock for periods after December 15, 2004, in each as reported by AMEX. Prices have been restated to reflect the one-for-ten Reverse Stock Split of the Company’s common stock effected on December 15, 2004.

Fiscal 2004	High	Low
Quarter ended March 31, 2004	$6.70	$3.50
Quarter ended June 30, 2004	$5.20	$3.10
Quarter ended September 30, 2004	$4.30	$2.60
Quarter ended December 31, 2004	$4.30	$2.70

Fiscal 2003	High	Low
Quarter ended March 31, 2003	$5.00	$2.70
Quarter ended June 30, 2003	$4.50	$2.30
Quarter ended September 30, 2003	$5.40	$2.20
Quarter ended December 31, 2003	$7.20	$3.60

Holders

     As of March 31, 2005, there were approximately (i) 232 holders of record of the Company’s Class A Common Stock and 8,597,256 shares of Class A Common Stock issued and outstanding; (ii) 11 holders of record of the Company’s Class B Common Stock and 11,482,261 shares of Class B Common Stock outstanding; and (iii) 5 holders of record of the Company’s Class C Common Stock and 1,575,760 shares of Class C Common Stock outstanding.

Dividends

     The Company has not paid dividends on shares of its common stock within the last three years, and does not expect to declare or pay any cash dividends on its common shares in the foreseeable future. The Loan and Security Agreement dated as of December 15, 2004, by and among the Company, certain of its affiliates and subsidiaries and HBCC (the “Loan and Security Agreement”) does not allow payment of dividends without the prior written consent of HBCC.

     Subject to the terms of any preferred stock or any other class of stock having any preference or priority over the Class A Common Stock, Class B Common Stock and Class C Common Stock that the Company may issue in the future, all dividends and other distributions will be made to the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock in the following order of priority:

•	First, the holders of the shares of Class B Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, are entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to the $1.15 plus an amount equal to nine percent (9%) per annum on such amount, without compounding, from the date the Class B Common Stock was first issued.

•	Second, the holders of the shares of Class C Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, are entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to $3.30. After the full required distributions have been made to the holders of shares of Class C Common Stock (other than shares concurrently being converted into Class A Common Stock) as described in the previous sentence, each share of Class C Common Stock then outstanding will be retired and will not be reissued.

•	Third, after the full distributions have been made to the holders of the shares of Class B Common Stock and Class C Common Stock as described above, all holders of the shares of Class A Common Stock and Class B Common Stock, as a single class, shall thereafter be entitled to receive all remaining distributions pro rata based on the number of outstanding shares of Class A Common Stock or Class B Common Stock held by each holder, provided that for purposes of such remaining distributions, each share of Class B Common Stock will be deemed to have been converted into the one share of Class A Common Stock (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting the Class A Common Stock).

Recent Sales of Unregistered Securities

     IPS Merger. On December 15, 2004, the Company consummated the IPS Merger in connection with which the Company acquired IPS as a wholly-owned subsidiary. In connection with the IPS Merger, the Company issued to the former stockholders of IPS and certain IPS debtholders an aggregate of 4,470,654 shares of the Company’s Class A Common Stock. The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the IPS Merger at the Closing; (ii) its own independent investigation to confirm that certain of such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D); and (iii) the inclusion of no more than 35 purchasers who were not “accredited investors” in accordance with Rule 506 of Regulation D.

     Investment Transaction. On December 15, 2004, Orion issued 11,482,261 shares of its Class B Common Stock in the Investment Transaction to various investors, including Brantley IV and Brantley Capital, for $13,328,350 in cash. At the Closing, Orion used $5,908,761 of the proceeds of the Investment Transaction to pay off the debt owed to the subsidiary of Brantley IV. The Company also granted to Brantley IV the right to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing (the “Purchase Right”). Brantley IV may exercise the Purchase Right at any time after December 15, 2004. Each additional investment will be: (i) subject to the approval of a majority of the members of the board of directors of the Company that are not affiliated with Brantley IV, (ii) consummated on a date mutually agreed by the Company and Brantley IV, and (iii) accomplished with documentation reasonably satisfactory to the Company and Brantley IV. Pursuant to the terms of the Purchase Right, the purchase price per share of the Class A Common Stock will be equal to the lesser of (a) $1.25, and (b) 70% multiplied by the average of the daily average of the high and low price per share of the Class A Common Stock on AMEX or a similar system on which the Class A Common Stock shall be listed at the time, for the twenty trading days immediately preceding the date of the closing of the exercise of the Brantley Option.

     Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the conversion. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. The conversion factor is calculated based on a number equal to one plus the quotient of $1.15 plus 9% per annum (not compounded), divided by the fair market value of the Class A Common Stock (which is determined by reference to the prices at which Class A Common Stock trades immediately prior to the conversion). Therefore, so long as the Class B Common Stock has not yet received a full return of its purchase price less the Base Bridge Interest Amount and a 9% rate of return, if the market value of a share of Class A Common Stock increases, a share of Class B Common Stock will convert into fewer shares of Class A Common Stock, and if the market value of Class A Common Stock shares decreases, a share of Class B Common Stock will convert into more shares of Class A Common Stock. The initial conversion factor was approximately 1.28 (one share of Class B Common Stock converts into approximately 1.28 shares of Class A Common Stock). As of March 31, 2005, the conversion factor was approximately 2.24216582553 shares (one share of Class B Common Stock converts into approximately 2.24216582553 shares of Class A Common Stock). The holders of Class B Common Stock vote together with the holders of Class A Common Stock and Class C Common Stock, as a single class, generally, with each holder of Class A Common Stock entitled to one vote per share of Class A Common Stock held by such holder; with each holder of Class B Common Stock entitled to one vote per share of Class B Common Stock held by such holder; and with each holder of Class C Common Stock entitled to one vote per share of Class C Common Stock held by such holder.

     In connection with the issuance of the securities in the Investment Transaction, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the Investment Transaction at the Closing; and (ii) its own independent investigation to confirm that each of such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D). The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Class B Common Stock in the Investment Transaction.

     DCPS/MBS Transaction. In connection with the DCPS/MBS Transaction, holders of MBS common stock, DCPS limited partnership interests and DCM limited liability company interests received an aggregate of $3,000,000 in cash, promissory notes of Orion in the aggregate principal amount of $1,000,000 and 1,575,760 shares of the Company’s Class C Common Stock. The purchase price is subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of MBS and DCPS in 2004 and 2005. Pursuant to the DCPS/MBS Merger Agreement (a) the adjustments will be based on whether DCPS and MBS, on a combined basis, meet an EBITDA target of $2 million for the fiscal years ended December 31, 2004 and 2005. In addition, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the DCPS and MBS equity, and the MBS and DCPS equityholders may receive other payments as described in the Proxy Statement.

     Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the conversion. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor is one (one share of Class C Common Stock converts into one share of Class A Common Stock). The holders of Class B Common Stock vote together with the holders of Class A Common Stock and Class C Common Stock, as a single class, generally, with each holder of Class A Common Stock entitled to one vote per share of Class A Common Stock held by such holder; with each holder of Class B Common Stock entitled to one vote per share of Class B Common Stock held by such holder; and with each holder of Class C Common Stock entitled to one vote per share of Class C Common Stock held by such holder.

     If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock. The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the Investment Transaction.

     In connection with the DCPS/MBS Transaction, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the DCPS/MBS Transaction at the Closing; (ii) its own independent investigation to confirm that certain of such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D); and (iii) the inclusion of no more than 35 purchasers who were not “accredited investors” in accordance with Rule 506 of Regulation D.

     Issuance of Warrants in Connection with Debt Financing. As disclosed in more detail under the caption “Item 6. Management’s Discussion and Analysis or Plan of Operation – Certain Recent Developments,” the Company entered into the Loan and Security Agreement. In connection with the Loan and Security Agreement, Brantley IV and Brantley Capital agreed to guarantee a portion of the amounts borrowed by the Company from HBCC. As consideration for such guaranty, the Company granted to Brantley IV and Brantley Capital warrants to purchase an aggregate of 25,000 shares of Class A Common Stock at an exercise price of $0.01 per share subject to adjustments for stock splits, stock dividends, combinations or other similar events affecting the Class A Common Stock. The warrants are exercisable at anytime prior to December 15, 2009, upon payment of the aggregate exercise price of the Class A Common Stock purchased.

     Shares Issued in Settlement. On April 14, 2003, the Company was named as a defendant in a suit entitled A.I. International Corporate Holdings, Ltd. v. SurgiCare, Inc. in the U.S. District Court for the Southern District of New York. Subsequently, SurgiCare filed against A.I. International Corporate Holdings, Ltd. and First National Bank, S.A.L. of Lebanon in the 215th Judicial District Court of Harris County, Texas. The New York case involved allegations that the Company defaulted on its loan agreement. The plaintiffs in the New York case sued the Company for $834,252 representing the loan amount and interest, plus $219,000, representing damages for “No-filing Charges” and “Non-Effective Charges” under the contract. The Company’s lawsuit in Texas asserted that the loan agreement was usurious. The parties reached an agreement to settle this matter pursuant to which, on December 15, 2004, the Company paid the plaintiffs $220,000 in cash and issued to the plaintiffs 210,000 shares of Class A Common Stock. The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the settlement; and (ii) its own independent investigation to confirm that such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D).

Equity Compensation Plan Information

     The following table gives information about Orion common stock that may be issued upon the exercise of options, warrants and rights under all of Orion’s existing equity compensation plans as of December 31, 2004.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in 1st column)
Equity compensation plans approved by security holders	789,845	$0.01 – 20.05	2,200,000
Equity compensation plans not approved by security holders	—		—
Total	789,845		2,200,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected Orion’s financial condition and results of operations as well as Orion’s liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation.

     The IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and, thus, IPS’s historical results have become those of the combined company. Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of the Company’s surgery and diagnostic center business and MBS (which includes DCPS) commencing on December 15, 2004. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS. This discussion should be read in conjunction with Orion’s consolidated financial statements for the years ended 2004 and 2003 and related notes thereto, which are included as a separate section of this report commencing on page F-1.

Forward Looking Statements

     The following discussion contains, in addition to historical information, certain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

     The forward-looking statements in this discussion are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of the Company and its affiliated companies described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, increases in interest rates on the Company’s indebtedness as well as general market conditions, competition and pricing. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

Certain Recent Developments

     On December 15, 2004 the Company consummated the IPS Merger, the DCPS/MBS Transaction and the Investment Transaction. (See “Item 1. Description of Business – Certain Recent Developments.”)

     In connection with the Closing, Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement by and among Orion, certain of its affiliates and subsidiaries, and HBCC. Under this facility, up to $4,000,000 of loans may be made available to Orion, subject to a borrowing base. Orion borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is equal to the prime rate plus 3%. Upon an event of default, HBCC can accelerate the loans or call the guaranties described below. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities. Orion restructured such debt facilities on substantially the same terms described in the Proxy Statement, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services, Inc. from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

     Pursuant to the Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guaranty in the amount of $3,272,727. Pursuant to the Guaranty Agreement (the “Brantley Capital Guaranty”; and together with the Brantley IV Guaranty, collectively, the “Guaranties”), dated as of December 15, 2004, provided by Brantley Capital to HBCC, Brantley Capital agreed to provide a deficiency guaranty in the amount of $727,273. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. As part of this transaction, the Company has entered into an agreement with HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. (See “Item 1. Description of Business – Certain Recent Developments.”)

Critical Accounting Policies and Estimates

     The preparation of Orion’s financial statements is in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Orion management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. Orion believes the following critical accounting policies affect the most significant areas involving management’s judgments and estimates. In addition, please refer to Note 1, Organization and Accounting Policies, of Orion’s consolidated financial statements, which are included as a separate section of this report commencing on page F-1, for further discussion of Orion’s accounting policies.

     Consolidation of Physician Practice Management Companies. In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) issued its Consensus on Issue 97-2 (“EITF 97-2”). EITF 97-2 addresses the ability of physician practice management (“PPM”) companies to consolidate the results of medical groups with which it has an existing contractual relationship. Specifically, EITF 97-2 provides guidance for consolidation where PPM companies can establish a controlling financial interest in a physician practice through contractual management arrangements. A controlling financial interest exists, if, for a requisite period of time, the PPM has “control” over the physician practice and has a “financial interest” that meets six specific requirements. The six requirements for a controlling financial interest include:

(a)	the contractual arrangement between the PPM and physician practice (1) has a term that is either the entire remaining legal life of the physician practice or a period of 10 years or more, and (2) is not terminable by the physician practice except in the case of gross negligence, fraud, or other illegal acts by the PPM or bankruptcy of the PPM;

(b)	the PPM has exclusive authority over all decision making related to (1) ongoing, major, or central operations of the physician practice, except the dispensing of medical services, and (2) total practice compensation of the licensed medical professionals as well as the ability to establish and implement guidelines for the selection, hiring, and firing of them;

(c)	the PPM must have a significant financial interest in the physician practice that (1) is unilaterally salable or transferable by the PPM and (2) provides the PPM with the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the physician practice, in an amount that fluctuates based upon the performance of the operations of the physician practice and the change in fair value thereof.

     IPS’s management services agreements (“ MSAs”) governing the contractual relationship with its affiliated medical groups are for forty year terms; are not terminable by the physician practice other than for bankruptcy or fraud; provide IPS with decision making authority other than related to the practice of medicine; provide for employment and non-compete agreements with the physicians with governing compensation; provide IPS the right to assign, transfer or sell its interest in the physician practice and assign the rights of the MSAs; provide IPS with the right to receive a management fee based on results of operations and the right to the proceeds from a sale of the practice to an outside party or, at the end of the MSA term, to the physician group. Based on this analysis, IPS has determined that its contracts meet the criteria of EITF 97-2 for consolidating the results of operations of the affiliated medical groups and has adopted EITF 97-2 in its statement of operations. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. IPS believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices will be accounted for under the purchase method of accounting.

     On September 19, 2003, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Dr. Jane Kao and PediApex Heart Center for Children, P.A. (the “Heart Center”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2.

     Revenue Recognition. The Company recognizes revenue from its surgery and diagnostic center business on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the years ended December 31, 2004 and 2003.

     IPS records revenue based on patient services provided by its affiliated medical groups and for services provided by IntegriMED to its customers. Net patient service revenue is impacted by billing rates, changes in CPT code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’ affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the years ended December 31, 2004 and 2003.

     IntegriMED generates revenue based on fees charged to its customers for training, implementation, subscription services and administrative fees for management of employee benefit programs. Deferred revenue is recorded at the execution of a contract for the training and implementation fees billed and deposits collected from the customer, representing amounts to be recognized as revenue in future periods. Training and implementation fee revenues are recognized once the applicable software systems are installed and operational and are charged at a quoted daily rate. Subscription fee revenues, which are billed on a monthly basis, are recognized based on contractual fee schedules in the period the services are provided. Employee benefit administrative fee revenues are recognized in the period the services are provided.

     MBS earns revenues based on the collection of MBS’s customers’ receivables. Revenues are recognized during the period in which collections were received.

     Capitated Contractual Arrangements. For the years ended December 31, 2004 and 2003, approximately 5.6% and 4.7%, respectively, of IPS’s net patient service revenues were derived from capitated contractual arrangements. Revenue from these arrangements is recognized over the applicable coverage period on a per member basis for covered members. Deferred revenue from these arrangements is recorded when premium payments are received in advance of the applicable coverage period. IPS establishes accruals for costs incurred in connection with capitated contracts it negotiates on behalf of the physicians who practice in its affiliated medical groups based on historical trends. Any contracts that would have a realized loss would be immediately accrued for and the loss would be charged to operations.

     Accounts Receivable and Allowance for Doubtful Accounts. The Company’s surgery and diagnostic centers and IPS’s affiliated medical groups grant credit without collateral to its patients, most of whom are insured under third-party payer arrangements. The provision for bad debts that relates to patient service revenues is based on an evaluation of potentially uncollectible accounts. The provision for bad debts includes a reserve for 100% of the accounts receivable older than 180 days. Establishing an allowance for bad debt is subjective in nature. IPS uses historical collection percentages to determine the estimated allowance for bad debts, and adjusts the percentage on a quarterly basis.

     MBS and DCPS record uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, MBS has experienced minimal credit losses and has not written-off any material accounts during 2004 or 2003.

     Investment in Limited Partnerships. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of SFAS 94/Accounting Research Bulletin (“ARB”) 51 and the interpretations of such by Issue 96-16 and Statement of Position (“SOP”) 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships.

     Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

     The Company adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141. Effective January 1, 2002, previously recorded goodwill was allocated to the identifiable intangible assets – the MSAs – that arise as a result of the contractual rights of IPS with respect to those agreements. IPS has determined that the appropriate estimate of the useful economic life of the MSAs and the resulting amortization period is 25 years. This determination is based on the following facts and circumstances: (1) the MSAs are 40-year contracts, with 34 years remaining as of December 31, 2004. Most of the medical groups owned by IPS have been in existence for many years, some for as long as 60 years. Given that the MSA contracts are with the physician groups from whom IPS originally purchased the clinics in 1999, the composition of the individual physicians within the physician group has little impact on the term of enforceability of the MSAs. As individual physicians terminate their relationship with the physician groups, they are required by the MSA to find a replacement, unless that particular contract provision is waived by IPS; (2) each individual physician who practices as part of the physician groups has a non-compete agreement which restricts the physician’s ability to see patients within a defined geographic area, depending on the specific nature of the type of medical group. For example, a very specialized practice, such as pediatric cardiology or neonatology has a broader non-compete geographic area than a general pediatric practice. General pediatric practices typically draw patients within a very small geographic region, and these pediatricians spend years developing a patient base and reputation. Moving a medical practice outside of the non-compete area for any of these practices would require a significant amount of time and effort to rebuild a patient base and establish a satisfactory reputation; (3) the clinics owned by IPS consist of a pediatric cardiology practice, a hospital-based neonatology practice, an allergy specialist practice and five general pediatric practices. All of these types of practices have very stable operations, either because of the type of specialty, or the length of time the practice has been in operation in a specific area; (4) although two of the medical groups will have terminated their relationship with IPS by the end of 2004 (New Interlachen Pediatrics (“NIP”) was sold in 2002 and the remaining individual pediatric cardiologist relationship with IPS ended on December 31, 2004), there are very unusual circumstances involved in both situations and these terminations are not an indication of the probable economic life of the MSAs. The physician group from whom IPS originally purchased NIP offered to purchase the clinic from IPS at a time when the physician group was attempting to challenge the enforceability of the MSA. IPS concluded that the selling price of approximately $2 million and resulting gain on sale of approximately $245,000 outweighed the cost of trying to enforce the MSA. The Heart Center was originally part of a clinic purchased by IPS where all of the other physicians abandoned the clinic and disregarded the MSA in 2001. IPS is seeking restitution through arbitration from these physicians and certain other hospitals, but maintains that the MSA is enforceable. In the third quarter of 2003, IPS tested the intangible assets for impairment using several different methodologies, including comparisons of the medical groups’ EBITDA, sales multiples of EBITDA, terminal value to intangible assets and present value of future cash flows. As a result, IPS recorded a $2,598,029 charge for impairment of intangible assets, primarily related to the agreement signed on September 19, 2003, which released the Heart Center from the MSA on December 31, 2004. IPS has also determined that, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component did not qualify for discontinued operations treatment until it was disposed of at the end of 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued component, net of loss on disposal’ in 2004 and 2003.

     As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004.

     On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement”) with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 (as revised in December 2003) clarifies the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity as risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, FIN 46 is applicable by the end of the first reporting period after March 15, 2004 for enterprises that are not small business issuers and December 15, 2004 for enterprises that are small business issuers. Orion has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

     In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“EITF 03-13”). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately:

•	FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Archives Provided by the American Jobs Creation Act of 2004,” giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

•	FAS 109-2 “Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” providing guidance on the Act’s repatriation provision.

     The adoption of FAS 109-1 and FAS 109-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Overview

Surgery and Diagnostic Centers

     The Company was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. Immediately prior to July 1999, the Company was an inactive company. On July 11, 1999, the Company changed its name to SurgiCare, Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ASCs. On July 21, 1999, the Company acquired all of the issued and outstanding shares of common stock of Bellaire, in exchange for the issuance of 9.86 million shares of common stock (now 986,000 shares of Class A Common Stock after giving effect to the Reverse Stock Split and Reclassification), and 1.35 million shares of Series A Redeemable preferred stock, par value $.001 per share, to the holders of Bellaire’s common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. On December 15, 2004, the Company changed its name to Orion HealthCorp, Inc.

     As of December 31, 2004, the Company owned a majority interest in three surgery centers and a minority interest as general partner in one additional center. Three of the centers are located in Texas and one is located in Ohio. In limited circumstances, the Company, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company’s ASCs perform various types of procedures including: orthopedic surgery; colonoscopy; ophthalmic laser surgery; pain injections; and various pediatric surgeries. The most common procedures performed in the Company’s ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. The Company also owns a 41% interest in an open MRI center in Ohio, which opened in July 2004. The Open MRI performs diagnostic procedures using MRI technology.

     The following table sets forth information related to Orion’s surgical and diagnostic centers in operation as of December 31, 2004:

		Acquisition	Orion
Name	Location	Date	Ownership
Bellaire SurgiCare	Houston, Texas	July 1999*	100%
SurgiCare Memorial Village	Houston, Texas	Oct. 2000	60%
San Jacinto Surgery Center	Baytown, Texas	Oct. 2000	10%
Tuscarawas Ambulatory Surgery Center	Dover, Ohio	June 2002	51%
Tuscarawas Open MRI	Dover, Ohio	July 2004	41%

*	The ASC was closed in March 2005 .

Integrated Physician Solutions

     IPS, a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. IPS’s subsidiary, IntegriMED, is a provider of technology solutions for physicians, including a comprehensive suite of integrated business and clinical software applications. The PPA division of IPS manages pediatric medical clinics.

     IntegriMED represents a practical approach to providing medical groups with business and clinical software solutions that address day-to-day operational requirements and regulatory compliance. IntegriMED provides software and technology solutions for physicians through an ASP model. Rather than independently developing a stand-alone software application, IPS identified proven and effective physician practice software solutions and developed an architecture that brought these applications together in a single, integrated management system. The IntegriMED system enables IPS to add new applications as required to respond to changing business and regulatory burdens and allows IPS to deliver these applications to its clients over the Internet resulting in a cost-effective means of delivering and accessing the applications.

     The IntegriMED system includes practice management, billing, scheduling, collections, human resources, payroll and benefits administration, accounting, communication, procurement and electronic medical records applications. IntegriMED contracts with third-party manufacturers for practice management information systems, electronic medical records systems, human resources management systems, accounting system management and electronic claims processing. Although each of the third-party contracts contains multi-year terms, all are terminable for cause, which includes performance deficiencies. In the event of the termination of any of the third-party contracts, IntegriMED expects that a suitable replacement could be obtained on similar terms and prices. IntegriMED internally developed proprietary applications, including a user interface system and software integration systems. IntegriMED offers its customers secure hosting, implementation, training and help desk services. IntegriMED’s clients may choose a single product feature or bundle multiple products and services. Additional services can later be integrated into the IntegriMED desktop. The integrated applications are accessed over the Internet and hosted at a secure third-party site.

     As of December 31, 2004, IntegriMED had subscriptions for 353 desktops in 24 practices. IntegriMED generally targets medical practices with less than 25 physicians with a primary emphasis on family medicine, internal medicine and pediatric practices.

     PPA is an experienced and innovative provider of healthcare management services dedicated to the practice of pediatrics. As of December 31, 2004, PPA managed 13 practice sites, representing seven medical groups in California, Illinois, Ohio and New Jersey. PPA provides business management and administrative services to the affiliated medical groups. These services include human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services. The affiliated physicians, who are all employed by separate corporations, provide all clinical and patient care related services. There is a standard forty-year contract between PPA and the various affiliated medical groups whereby the physicians are compensated after all practice expenses and a management fee is paid to PPA.

     IPS owns all the assets used in the operation of the medical groups and the physicians, who were equity owners in IPS, and, as a result of the IPS Merger, are now equity owners in Orion. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice, for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians as a salary and treated as an expense on IPS’s accounting records.

Medical Billing Services

     MBS is based in Houston, Texas and was incorporated in Texas on October 16, 1985. DCPS is based in Houston, Texas and was organized as a Texas limited liability company on September 16, 1998. DCPS reorganized as a Texas limited partnership on August 31, 2003. The Company acquired MBS and DCPS in the DCPS/MBS Transaction. Subsequent to the DCPS/MBS Transaction, DCPS has operated as a wholly-owned subsidiary of MBS. MBS and DCPS provide practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. The discussion of MBS below includes the operation of DCPS.

•	Medical Practice Management Services. MBS provides a wide range of management services to medical practices. These management services help create a more efficient medical practice and provide assistance with the business aspects associated with operating a medical practice.

•	Billing and Collection Services. MBS provides billing and collection services to its clients. These include coding, reimbursement services, charge entry, claim submission, collection activities, and financial reporting services.

•	Managed Care Consulting Services. MBS provides consulting services aimed at assisting clients with navigating and interacting with managed care organizations.

     MBS provides services to approximately 58 customers throughout Texas. These customers include anesthesiologists, pathologists, radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ASCs.

Results of Operations

     As part of the acquisition and restructuring transactions, which closed on December 15, 2004, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS’s historical results have become those of the combined company. Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of the Company’s surgery and diagnostic center business and MBS (which includes DCPS) commencing on December 15, 2004. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS.

     The following table sets forth selected statements of operations data expressed as a percentage of Orion’s net operating revenue for the years ended December 31, 2004 (“2004”) and 2003 (“2003”), respectively. Orion’s historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

	2004	2003
Net operating revenues	100.0%	100.0%
Direct cost of revenues	61.0%	64.0%

Gross margin	39.0%	36.0%

Total operating expenses	74.5%	58.2%

Loss from continuing operations before other income (expenses) and income taxes	(35.5%)	(22.2%)

Total other income (expenses), net	6.7%	(3.8%)

Minority interest earnings in partnership	(0.2%)	0.0%

Loss from continuing operations	(29.0%)	(26.0%)

Discontinued operations
Income from operations of discontinued component, net of loss on disposal in 2004	0.6%	1.0%

Net loss	(28.4%)	(25.0%)

Preferred stock dividends	(2.8%)	(3.5%)

Net loss attributable to common stockholders	(31.2%)	(28.5%)

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

     The following table sets forth, for the periods indicated, the consolidated statements of operations of Orion.

	2004	2003
Net operating revenues	$21,711,149	$21,308,915
Direct cost of revenues	13,249,805	13,630,409

Gross margin	8,461,344	7,678,506

Operating expenses:
Salaries and benefits	5,118,356	4,010,078
Facility rent and related costs	1,411,789	1,288,724
Depreciation and amortization	730,594	643,371
Professional and consulting fees	763,702	790,152
Insurance	611,749	524,459
Provision for doubtful accounts	1,126,536	1,149,740
Other	1,614,597	1,392,308
Charge for impairment of intangible assets	4,795,482	2,598,029

Total operating expenses	16,172,805	12,396,861

Loss from continuing operations before other income (expenses) and income taxes	(7,711,461)	(4,718,355)

Other income (expenses):
Interest expense	(975,631)	(784,008)
Gain on forgiveness of debt	2,454,485	—
Equity in earnings of limited partnerships	1,169	—
Other expense, net	(25,001)	(24,180)

Total other income (expenses), net	1,455,022	(808,188)

Minority interest earnings in partnership	(51,800)	—

Loss from continuing operations	(6,308,239)	(5,526,543)

Discontinued operations
Income from operations of discontinued component, net of loss on disposal of $12,366 in 2004	133,144	204,798

Net loss	(6,175,095)	(5,321,745)

Preferred stock dividends	(606,100)	(738,085)

Net loss attributable to common stockholders	$(6,781,195)	$(6,059,830)

Earnings per share:

Net loss	$(6,175,095)	$(5,321,745)

Weighted average common shares outstanding	8,602,149	8,602,149

Net loss per share from continuing operations	$(0.733)	$(0.642)

Net income per share from discontinued operations	$0.015	$0.024

Net loss per share — basic	$(0.718)	$(0.618)

Net loss per share — diluted	$(0.718)	$(0.618)

     Net Operating Revenues. Net operating revenues, which includes net patient service revenue related to the operations of IPS’s affiliated medical groups, IntegriMED and other revenue, surgery and diagnostic center revenue and billing services revenue, increased $402,234, or 1.9%, to $21,711,149 for the year ended December 31, 2004, as compared with $21,308,915 for the same period in 2003. For the two weeks ended December 31, 2004, the Company’s surgery and diagnostic center business and MBS reported net operating revenues of $316,961 and $426,359, respectively, and accounted for 3.4% of total net operating revenues in 2004.

     IPS net patient service revenue for the year ended December 31, 2004 decreased $365,261, or 1.7%, from the same period in 2003. The decrease in net patient service revenue was primarily the result of: (i) the net loss of two provider full-time equivalents (“FTEs”) for the second half of 2004 as compared to 2003 and (ii) decreased patient volume during the year, with procedures and office visits at the clinic-based facilities decreasing 16,846 and 13,900, respectively, from 2003 levels.

     IntegriMED and other revenue totaled $371,085 in 2003, increasing 6.5%, or $24,176, to $395,260 for the year ended December 31, 2004. Of the total increase, $11,733 relates to additional net revenue generated by the operations of IntegriMED. Revenue from the IPS Vaccine Alliance, a group purchasing alliance for vaccines and medical supplies, increased $12,443 over 2003 to $228,230.

     Direct Cost of Revenues. Direct cost of revenues, which includes physician compensation, surgical and diagnostic costs and medical group direct clinical expenses and totaled $13,630,409 in 2003, decreased $380,604, or 2.8%, to $13,249,805 for the year ended December 31, 2004. For the two weeks ended December 31, 2004, the Company’s surgery and diagnostic center business’s direct cost of revenues totaled $222,963 and accounted for 1.7% of total direct cost of revenues in 2004.

     Pursuant to the terms of the MSAs governing each of IPS’s affiliated medical groups, the physicians of each medical group are compensated after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the financial statements, is either a fixed fee, or is calculated based on a percentage of net operating income and represented approximately 14.0% of physician medical group net operating income in 2004 compared to 14.3% in 2003. Physician compensation decreased $630,054, or 7.0%, for the year ended December 31, 2004 to $8,387,241, as compared with $9,017,295 for the year ended December 31, 2003. Physician compensation expense represented 42.1% of total net operating revenues in 2004, compared with 42.3% for the same period in 2003. The decrease in compensation in 2004 was directly related to a decrease in net patient service revenue, which was primarily the result of: (i) decreased patient volume and (ii) the net loss of two provider FTEs in 2004.

     Direct clinical expenses are expenses that are directly related to the practice of medicine by the physicians who practice at the affiliated medical groups managed by IPS. For the year ended December 31, 2004, direct clinical expenses of $4,639,601 were consistent with the same period of 2003 with an increase of $26,487, or less than 1%.

     Operating Expenses.

     Salaries and Benefits. Consolidated salaries and benefits increased $1,108,278 to $5,118,356 for the year ended December 31, 2004, an increase of 27.6% over 2003. For the two weeks ended December 31, 2004, the Company’s surgery and diagnostic center business and MBS recorded salaries and benefits of $62,429 and $262,230, respectively, which accounted for 6.3% of total salaries and benefits in 2004.

     Salaries and benefits, excluding the surgery and diagnostic center business and MBS, represent the employee-related costs of all non-clinical practice personnel and the IPS corporate and IntegriMED staff in Roswell, Georgia. These expenses increased $783,619, or 19.5%, from $4,010,078 for the year ended December 31, 2003 to $4,793,697 for the same period in 2004. This increase can be attributed primarily to: (i) 12 new employees hired in response to the growth in the IntegriMED business; and (ii) the growing costs associated with medical benefits offered to IPS employees, as well as cost of living adjustments to employee compensation.

     Facility Rent and Related Costs. Facility rent and related costs increased 9.5% from $1,288,724 for the year ended

December 31, 2003 to $1,411,789 for the year ended December 31, 2004. For the two weeks ended December 31, 2004, the Company’s surgery and diagnostic center business and MBS recorded facility rent and related expenses totaling $37,328 and $9,291, respectively, which accounted for 4.3% of total facility rent and related costs in 2004.

     Facility rent and related costs associated with IPS’s affiliated medical groups and corporate office totaled $1,351,573 for the year ended December 31, 2004, an increase of $62,849.

     Depreciation and Amortization. Depreciation and amortization expense totaled $730,594 in 2004, an increase of $87,223, or 13.6%, from the year ended December 31, 2003. For the two weeks ended December 31, 2004, depreciation expense related to the fixed assets of the Company’s surgery and diagnostic center business and MBS totaled $60,417 and $1,692, respectively. Depreciation expense related to the fixed assets of IPS totaled $172,026 for the year ended December 31, 2004. Amortization expense related to the MSAs totaled $358,116 and $485,871 for the years ended December 31, 2004 and 2003, respectively. The decrease in amortization expense related to the MSAs is due to the fact that the intangible assets related to the Heart Center were written off effective September 19, 2003.

     As part of the IPS Merger the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. Following is a summary of the purchase price calculation, along with the resulting allocation of the fair value of the Company’s historical net assets to identifiable intangible assets and goodwill:

Purchase price includes:

		Purchase
		Price
Market capitalization of SurgiCare at effective date of Merger:
SurgiCare outstanding shares of Class A Common Stock	38,207,183
Market price per share (assuming measurement date of December 14, 2004)	$0.290	$11,080,083
Direct merger transaction costs		1,698,768

Total purchase price		$12,778,851

Allocated as follows:

Fair Value
Cash	$255,963
Receivables	1,306,943
Inventory	332,455
Other current assets	(1,586,203)
Property and equipment	2,880,515
Investments/other	445,470
Merger Goodwill and Identifiable intangible assets	19,590,223
Debt	(5,792,052)
Accounts payable-trade and accruals	(4,654,463)

Net assets acquired	$12,778,851

As of December 15, 2004, identifiable intangible assets and goodwill related to SurgiCare were as follows:

Joint venture interest — surgery and diagnostic centers	$8,190,179
Management contracts — surgery and diagnostic centers	5,040,137
Joint venture interest — MRI	1,862,723
Management contracts — MRI	427,880
Non-compete agreements	179,845
Trained workforce (to be classified with goodwill for financial statement purposes)	590,580
Public shareholder list (to be classified with goodwill for financial statement purposes)	500,000
Goodwill	2,798,879

Total goodwill and identifiable intangible assets	$19,590,223

     The amortization expense related to the intangible assets recorded as a result of the reverse acquisition totaled $94,089 for the two weeks ended December 31, 2004.

     As part of the DCPS/MBS Transaction, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. Following is a summary of the purchase price calculation, along with the resulting allocation of the fair value of MBS’s and DCPS’s historical net assets to identifiable intangible assets:

Purchase price includes:

Cash, at closing	$3,000,000
Note Payable — post-closing cash	578,577
Note Payable (8% interest)	1,000,000
Common Stock — Class A and C	5,780,313
Liabilities assumed	354,213

Total purchase price	$10,713,103

Allocated as follows:

	Historical		As
	NBV	Adjustments	Adjusted

Cash	$155,168	$—	$155,168
Accounts receivable-trade and other	1,172,757		1,172,757
Other current assets	44,412		44,412

Total current assets	1,372,337	—	1,372,337

Property and equipment	169,477		169,477
Identifiable intangible assets		9,517,934	9,517,934
Other assets	7,569		7,569

Total assets	1,549,383	9,517,934	11,067,317

Accounts payable and accruals	(685,492)	363,882	(321,611)
Long-term debt and capital leases	(32,603)		(32,603)

Net assets acquired	$831,288	$9,881,816	$10,713,103

The $363,882 adjustment to accrued expenses represents excess accrued vacation and bonuses not assumed by the Company as part of the transaction.

As of December 15, 2004, identifiable intangible assets related to MBS are estimated to be as follows:

Client relationships	$6,535,521
Non-compete agreement	1,542,704
Acquired software	500,000
Trained workforce (to be classified with goodwill for financial reporting purposes)	939,709

Total identifiable intangible assets	$9,517,934

     The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Transaction totaled $44,254 for the two weeks ended December 31, 2004.

     Professional and Consulting Fees. For the year ended December 31, 2004, professional and consulting fees totaled $763,702, a decrease of $26,499, or 3.3%, from the same period in 2003. For the two weeks ended December 31, 2004, the Company’s surgery and diagnostic center business and MBS recorded professional and consulting fees totaling $91,024 and $22,020, respectively, which accounted for 14.8% of total professional and consulting fees in 2004. IPS’s professional and consulting fees expenses fell $139,493 in 2004, primarily as a result of decreased legal fees related to the CAMI litigation.

     Insurance. Consolidated insurance expense, including property and casualty, directors and officers and professional liability insurance for affiliated physicians, increased from $524,459 for the year ended December 31, 2003 to $611,749 for the year ended December 31, 2004. For the two weeks ended December 31, 2004, insurance expenses of the Company’s surgery and diagnostic center business and MBS totaled $8,288 and $136, respectively, which accounted for 1.4% of total insurance cost in 2004.

     Professional liability insurance for the Company’s affiliated physicians increased $67,834, or 16.3%, over 2003 levels primarily as a result of increased premiums from insurance carriers.

     Provision for Doubtful Accounts. The provision for doubtful accounts decreased $23,204, or 2.0%, for the year ended December 31, 2004 to $1,126,536. For the two weeks ended December 31, 2004, the Company’s surgery and diagnostic center business recorded bad debt expense totaling $289, which accounted for less than 1/2 of 1% of total provision for doubtful accounts in 2004. As a percentage of total net operating revenue, the provision for doubtful accounts was consistent with the prior year at 5.2%. The total collection rate, after contractual allowances, for IPS’s affiliated medical groups was 65.8% in 2004.

     Other Expenses. Other expenses totaled $1,614,597 for the year ended December 31, 2004, an increase of $222,289, or 16.0%, over the same period in 2003. For the two weeks ended December 31, 2004, The Company’s surgery and diagnostic center business and MBS recorded other expenses totaling $60,637 and $118,783, respectively, which accounted for 11.1% of total other expenses in 2004.

     Charge for Impairment of Intangible Assets. The Company adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141. In the third quarter of 2003, IPS tested the intangible assets for impairment using several different methodologies, including comparisons of the medical groups’ EBITDA, sales multiples of EBITDA, terminal value to intangible assets and present value of future cash flows. As a result, IPS recorded a $2,598,029 charge for impairment of intangible assets, primarily related to the agreement signed on September 19, 2003, which released the Heart Center from the MSA on December 31, 2004. IPS has also determined that, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component did not qualify for discontinued operations treatment until it was disposed of at the end of 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued component, net of loss on disposal’ in 2004 and 2003.

     As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and DCPS/MBS Transaction. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004.

     On April 1, 2005, IPS entered into the Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

     Other Income and Expenses.

     Interest Expense. Interest expense increased $191,623 from $784,008 in 2003 to $975,631 for the year ended December 31, 2004. The increase over 2003 can be explained generally by the following events:

•	On March 26, 2003, IPS refinanced with DVI its $2,075,000 five-year term loan, with an effective interest rate of

10.75%, with a new $3 million five-year term loan. The new loan bears interest at the 31-day Treasury note rate. The decrease in interest rate, net of the increase in note principal, resulted in a $41,324 decrease in interest expense in 2004.

•	On July 31, 2003, Brantley Capital exchanged 329,500 shares of IPS’s Series A-2 redeemable convertible preferred stock in exchange for a convertible debenture in the amount of $1,318,000, bearing interest at 10% per annum. Interest expense related to this note totaled $127,407 in 2004 and $56,381 in 2003.

•	IPS and the Company borrowed $1,900,000 and $2,400,411, respectively, from Lakepoint Acquisition, Inc. (“Lakepoint”), a subsidiary of Brantley IV, in 2004. The Company’s portion of the interest expense on this debt was recorded prior to the purchase price calculation related to the IPS Merger. IPS’s interest expense on the Lakepoint debt totaled $157,282 in 2004.

     All of the events listed above were affected by the acquisition and restructuring transactions consummated on December 15, 2004, which are described under the caption “Item 1. Description of Business – Certain Recent Developments.”

     Gain on Forgiveness of Debt. On August 25, 2003, the Company’s lenders, DVI Business Credit and DVI Financial Service Inc. (collectively, “DVI”), announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. Both IPS and the Company had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, the Company negotiated a discount on the term loans and a buy-out of the revolving lines of credit. As part of that agreement, the Company executed a new loan agreement with U.S. Bank Portfolio Services (“USBPS”), as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. Additionally, as part of that transaction, the Company entered into a new secured two-year revolving line of credit with HBCC, which was used to pay-off the DVI revolving lines of credit. The transaction, which occurred at Closing, is as follows:

Outstanding loans to DVI (USBPS as Servicer):

	Term Loans	Revolver	Total

IPS	$2,818,614	$2,526,006	$5,344,620
SurgiCare	3,713,434	1,812,647	5,526,081

Total	6,532,048	4,338,653	10,870,701

Negotiated discount on loans (gain on debt restructure)	(3,396,195)	(1,560,690)	(4,956,885)

Bank debt outstanding at close	3,135,853	2,777,963	5,913,816

Payment due at closing		(2,000,000)	(2,000,000)

Balance after closing	$3,135,853	$777,963	$3,913,816

IPS portion of gain on debt restructure	49.2%		$2,437,071
SurgiCare portion of gain on debt restructure	50.8%		2,519,814

			$4,956,885

     The gain on the cancellation of debt of $4,956,885 (net of accrued interest totaling $24,597 related to a 60-day extension of the original settlement agreement with USBPS) has been allocated based on the historical note balances of IPS and the Company. The gain allocated to the Company reduced the amount of debt assumed in the purchase price calculation, along with the resulting allocation of the fair value of the Company’s historical net assets to intangible assets and goodwill. The gain allocated to IPS (net of $12,093 in accrued interest) totaled $2,424,978 for the year ended December 31, 2004. The remaining $29,507 gain on forgiveness of debt recorded in 2004 relates to previously negotiated settlements by the Company with certain creditors.

     Minority Interest in Partnership. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships. For the two weeks ended December 31, 2004, the Company recorded a $51,800 loss on the minority interest in San Jacinto, of which the Company is a 10% owner.

     Discontinued Operations. On September 19, 2003, IPS entered into the Settlement Agreement with Dr. Jane Kao and the Heart Center to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component did not qualify for discontinued operations treatment until it was disposed of at the end of 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued component, net of loss on disposal’ in 2004 and 2003. Additionally, IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004.

     The following table contains selected balance sheet data related to the Heart Center as of December 31, 2004 and 2003, respectively:

	2004	2003
Current assets	$139,176	$271,928
Other assets	91,733	91,733

Total assets	$230,909	$363,661

Current liabilities	$611,972	$616,220
Other liabilities	—	—

Total liabilities	$611,972	$616,220

     As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company determined that, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component does not qualify for discontinued operations treatment until it is disposed of on March 1, 2005.

     The following table contains selected financial data related to Bellaire SurgiCare as of and for the two weeks ended December 31, 2004:

Income statement data:
Net operating revenues	$23,123
Direct cost of revenues	90,287
Operating expenses	39,144

Net income	$(106,308)

Balance sheet data:
Current assets	$284,192
Other assets	277,798

Total assets	$561,990

Current liabilities	$583,580
Other liabilities	39,689

Total liabilities	$623,269

     On April 1, 2005, IPS entered to the Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligations to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets of $704,927 for the year ended December 31, 2004. The Company determined that, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component does not qualify for discontinued operations treatment until it is disposed of on April 1, 2005.

     The following table contains selected financial data related to CARDC as of and for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Income statement data:
Net operating revenues	$3,210,158	$3,025,627
Direct cost of revenues	2,150,324	1,931,730
Operating expenses	905,934	928,297

Net income	$153,900	$165,600

Balance sheet data:
Current assets	$237,367	$182,155
Other assets	9,971	15,826

Total assets	$247,338	$197,981

Current liabilities	$233,711	$264,699
Other liabilities	—	—

Total liabilities	$233,711	$264,699

     Preferred Stock Dividends. IPS’s Series A-2 preferred stockholders were entitled to receive, when, as and if declared by the board of directors, cumulative dividends payable at the annual rate of $0.40 for each share. Dividends accrued, even if not declared, and were to be declared and paid in cash in equal installments on the first day of January, April, July & October immediately following the issue date, or continued to be accrued until such time as the preferred stockholders demanded payment. Preferred stock dividends in the amount of $606,100 and $738,085 were accrued for the year ended December 31, 2004 and 2003, respectively. No cash payments of dividends were made in 2004 or 2003. The Series A-2 redeemable convertible preferred stock, along with the other three series of redeemable convertible preferred stock held by IPS stockholders prior to the merger, including any accrued and unpaid dividends therein, were exchanged for Orion Class A Common Stock as a part of the IPS Merger, which is described under the caption “Item 1. Description of Business – Certain Recent Developments.”

Liquidity and Capital Resources

     Net cash used in operating activities totaled $2,912,046 for the year ended December 31, 2004 compared to net cash used in operating activities of $2,324,808 for the same period in 2003. The increase in net cash used in operations can be attributed primarily to: (i) 12 new employees hired in response to the growth in the IntegriMED business; and (ii) the growing costs associated with medical benefits offered to IPS employees, as well as cost of living adjustments to employee compensation.

     Net cash provided by investing activities totaled $1,808,255 for the year ended December 31, 2004, compared to net cash used in investing activities of $16,428 for the year ended December 31, 2003. The sole investing activity in 2003 consisted of purchases and retirements of property and equipment. In 2004, purchases of computer and server-related equipment totaling $282,422 were offset by net proceeds from the Investment Transaction of $2,090,677. The IPS Merger, DCPS/MBS Transaction and Investment Transaction are described under the caption “Item 1. Description of Business – Certain Recent Developments.”

     Net cash provided by financing activities totaled $1,756,105 for the year ended December 31, 2004 compared to $2,382,634 in net cash provided by financing activities in 2003. Of the total cash provided by financing activities in 2004, $19,017 related to purchases under capital leases. IPS borrowed $1.9 million from Lakepoint, all of which was repaid, along with SurgiCare’s historical indebtedness to Lakepoint, at Closing.

     As of December 31, 2004, the Company had $701,846 of cash and cash equivalents on hand and a working capital deficit of $4,016,411. The Company incurred substantial operating losses during 2004. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt, most recently by completing a series of acquisition and restructuring transactions, which occurred in December 2004 and are described in under the caption “Item 1. Description of Business – Certain Recent Developments.” In connection with the Closing of the IPS Merger, the DCPS/MBS Transaction and the Investment Transaction, the Company entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement by and among Orion, certain of its affiliates and subsidiaries, and HBCC, which is described under the caption “Item 6. Management’s Discussion and Analysis or Plan of Operation – Certain Recent Developments.” In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities. Orion restructured such debt facilities on substantially the same terms described in the Proxy Statement, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing. (See Item 6. Management’s Discussion and Analysis or Plan of Operation – Gain on Forgiveness of Debt.) In addition to the Closing, on March 16, 2005, Brantley IV loaned Orion an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. Although the final terms of the loans have not been determined, it is anticipated that the principal and interest on the loans will be convertible, at the option of Brantley IV, into shares of Class A Common Stock. The loans bear simple interest at a rate of 9% per annum. Principal and interest will be payable in full upon maturity of the respective loans, which will be on or about the first anniversary of the date of the loan. The loans are junior to all of Orion’s other indebtedness for borrowed money and rank pari passu with Orion’s unsecured trade payables. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of

Brantley IV.

     As of December 31, 2004, the Company’s existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. The Company has a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ambulatory surgery centers. A fundamental component of Orion’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. The Company will begin to divest certain non-core assets and use the proceeds and expense reductions to repay debt, provide working capital and fund growth. In addition, the Company will cease investment in business lines that do not complement the Company’s strategic plans and will redirect financial resources and company personnel to areas that management believes enhances long-term growth potential. Presently, the Company is evaluating strategic alternatives for its software services business. The Company does not anticipate a significant reduction of revenue as a result of the implementation of these strategic initiatives. However, Orion anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions currently duplicated at the Company’s Houston and Atlanta facilities.

     The Company intends to continue to manage its use of cash. However, the Company’s business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company’s cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company’s existing stockholders.

ITEM 7. FINANCIAL STATEMENTS

The Company’s consolidated financial statements and related notes thereto are included as a separate section of this report, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed by us under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings.

     Changes in Internal Controls. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In connection with the Closing, the Company amended and restated its certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) and by-laws effective as of December 15, 2004. The Amended and Restated Certificate of Incorporation filed in connection with the Closing is in substantially the same form as was attached to the Proxy Statement, except that, prior to filing, the Company completed the information which could not be determined until the Closing. In connection with the Closing, Orion adopted additional changes to such by-laws (the “Amended and Restated By-laws”) to provide for the officer positions of Chief Executive Officer and Chief Financial Officer and to change the description of the duties of the President. Please refer to the full text of the Amended and Restated Certificate of Incorporation and the Amended and Restated By-laws (see Exhibits 3.1 and 3.2 to this report).

     The names, ages at December 31, 2004, and current positions of the Company’s directors and executive officers are listed below. Directors are elected by stockholders at each annual stockholders’ meeting and serve until their successors are elected and qualified. Executive officers serve at the discretion of the board of directors.

Name	Age	Positions Held
Terrence L. Bauer	48	Director, Chief Executive Officer
Paul H. Cascio	43	Director, Non-Executive Chairman of the Board
David Crane	48	Director
Michael J. Finn	55	Director
Keith G. LeBlanc	46	Director, President
Gerald M. McIntosh	64	Director
Stephen H. Murdock	46	Chief Financial Officer
Joseph M. Valley, Jr.	57	Director

Terrence L. Bauer

Director and Chief Executive Officer

     Terrence L. Bauer has served as Chief Executive Officer and director of the Company since December 2004. Prior to joining the Company, Mr. Bauer served and continues to serve as President, Chief Executive Officer and director of IPS since co-founding IPS in 1996, and served and continues to serve as Chairman of the board of directors of IPS since 1999. Prior to co-founding IPS, Mr. Bauer was President and Chief Operating Officer of Allegiant Physician Services, a multi-specialty physician practice management company, from 1995 through mid-1996. Mr. Bauer’s tenure with Allegiant involved restructuring Allegiant. From 1991 until 1995, Mr. Bauer served as President and Chief Executive Officer of ATC Healthcare Services, Inc., a national healthcare staffing firm. Mr. Bauer arranged the successful sale of ATC in 1994 and supervised the transition of ATC into a new organizational structure in 1995. From 1987 through 1991, Mr. Bauer held various senior management positions at Critical Care America, a high technology, home infusion therapy company.

Paul H. Cascio

Director and Non-Executive Chairman of the Board

     Paul H. Cascio has served as a director and the non-executive Chairman of the board of directors since December 2004. Mr. Cascio serves as a general partner of the general partner of Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. He has been a director, vice president and secretary of Brantley Capital since 1998. Mr. Cascio is also a vice president and secretary of Brantley Capital Management, L.L.C., which serves as investment adviser for Brantley Capital. Principals of Brantley Management Company, including Mr. Cascio, serve as investment adviser for Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley IV. These Brantley entities are part of a private equity organization founded in 1987 with approximately $300 million of committed capital under management, which has been a lead investor in over 40 privately-held companies throughout the United States. Prior to joining Brantley in May 1996, Mr. Cascio was a Managing Director and head of the General Industrial Manufacturing and Services Group in the Corporate Finance Department at Dean Witter Reynolds Inc. Mr. Cascio has a wide range of investment banking experience, having completed public debt and equity, private debt and equity, mergers and acquisitions and fairness opinion assignments for a variety of industrial, consumer product and health care related companies.

David Crane

Director

     David Crane has served as a director of the company since December 2004. In October 2003, Mr. Crane was appointed to the board of directors of Pediatric Services of America, Inc., which is a portfolio company of Brantley Partners that provides a combination of pediatric home health care services through its network of branch offices. In 1989, Mr. Crane co-founded MedCath Incorporated, a healthcare provider with approximately $550 million in annual revenues and served as its Chief Operating Officer until 1999 and as its President the Chief Executive Officer from 2000 until September 2003. Mr. Crane also served as a director of MedCath.

Michael J. Finn

Director

     Michael J. Finn has served as a director of the Company since December 2004. Mr. Finn currently serves as a general partner of the general partner of Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley IV. Mr. Finn has also been the president of Brantley Capital since its formation in 1996, and is a manager of Brantley Capital Management, L.L.C., which serves as investment adviser for Brantley Capital. Principals of Brantley Management Company, including Mr. Finn, serve as investment advisers for Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley IV. Mr. Finn also serves on the board of directors of several portfolio companies in which one or more Brantley entities have invested, including Pediatric Services of America, Inc., which provides a combination of pediatric home health care services through its network of branch offices. From 1987 to 1995, Mr. Finn served as portfolio manager and vice president of the Venture Capital Group of Sears Investment Management Company in Chicago. In this capacity, Mr. Finn managed the development of a $150 million portfolio of private equity investments, including the investment of over $24 million directly in 25 operating companies.

Keith G. LeBlanc

Director and President

     Keith G. LeBlanc has served as a director and the President of the Company since November 2002. From November 2003 until December 2004, Mr. LeBlanc also served as the Company’s Chief Executive Officer. Mr. LeBlanc previously served as Chief Executive Officer for Gulf Coast Surgery and Endoscopy in Biloxi, Mississippi between 2000 and 2002 and as Chief Executive Officer for Biloxi Regional Hospital between 1998 and 2002. Mr. LeBlanc has extensive healthcare management experience, serving as a hospital Chief Executive Officer for 10 years and as the Chief Executive Officer and founder of The Quest Group, a physician equity MSO joint venture. The Quest Group managed physician practices statewide in Louisiana.

Gerald M. McIntosh

Director

     Gerald M. McIntosh has served as a director of the Company since December 2004. In 1997, Mr. McIntosh founded Partners /5 West, a charitable research organization located in Houston, Texas and has served as the President of Partners /5 West since that time. Mr. McIntosh co-founded Administaff, a staff leasing company that became one of only two “hypergrowth” companies in the Houston area ($0 to $1 billion in revenue per year within 10 years). Administaff was admitted to the NYSE in 1997. Mr. McIntosh currently serves on the board of directors for Partners /5 West, La Sierra University in Riverside, California, Save Our ER’s in Houston, Texas, McCarroll Construction Company in Asheville, North Carolina, and DCL Inc. in Houston, Texas.

Stephen H. Murdock

Chief Financial Officer

     Stephen H. Murdock, C.P.A. has served as Chief Financial Officer of the Company since December 2004. Prior to joining the Company, Mr. Murdock served and continues to serve as Chief Financial Officer and Treasurer of IPS since July 2002. Mr. Murdock has over 20 years of healthcare finance and accounting experience. Prior to joining IPS, Mr. Murdock served as Chief Financial Officer and Senior Vice President of Administration for SmartMail, LLC, a venture capital backed shipping and transportation company. Prior to SmartMail, he was Chief Financial Officer for Nations Healthcare, Inc. Previously, Mr. Murdock was Chief Financial Officer and Vice President of Administration for Visiting Nurse Health System, Inc. and Senior Audit Manager, Audit Manager and Staff Auditor for KPMG. Mr. Murdock is a certified public accountant.

Joseph M. Valley, Jr.

Director

     Joseph M. Valley, Jr. has served as director of the Company since December 2004. From December 1999 until December 2004, Mr. Valley was a director of IPS. Mr. Valley formerly served as Chief Executive Officer of Seranin Software Corporation, a privately held company based in Dallas, Texas from 2002 to December 2004. Prior to Seranin Software, Mr. Valley served as President and Chief Operations Officer from 2001 to 2002 for QueryObject Systems Corporation, a global business intelligence software company providing analytical infrastructure solutions traded on the AMEX. From 1998 until 2001, Mr. Valley served as Chief Executive Officer and President of MIS USA. While at MIS USA, Mr. Valley was responsible for gaining global recognition and introducing the first solution for collaborative analytical processing. Mr. Valley also currently serves as a director for Agnes.com in Bridgewater, New Jersey.

Board of Directors Meetings and Committees

     The current board of directors is comprised of seven directors, of which three are independent. The current board of directors held one meeting during the fiscal year ended December 31, 2004. The former board of directors was comprised of four independent directors, and held two meetings and acted pursuant to written consent on eight occasions during the fiscal year ended December 31, 2004. During fiscal year 2004, each incumbent director attended at least seventy-five percent of the aggregate of (1) the total number of meetings of the board of directors and (2) the total number of meetings held by all committees of the board of directors on which he served.

Controlled Company Status

     The AMEX has adopted minimum requirements for director independence and nominating and compensation committee membership. These requirements do not apply to companies whose ownership is controlled by a single owner or group. Since Brantley IV and its affiliates own over a majority of the issued and outstanding Common Stock of the Company, the Company is considered a “controlled company” under the AMEX rules and, as such, is not required to comply with certain of the AMEX’s rules regarding director independence and nominating and compensation committee membership.

     The board of directors currently has two standing committees, the Audit Committee and the Compensation Committee.

Audit Committee

     The current Audit Committee held no meetings for the fiscal year ended December 31, 2004. The members of the current Audit Committee are David Crane, Chairman, Joseph M. Valley, Jr. and Michael J. Finn, two of whom are independent for the purposes of the corporate governance for small business issuers of AMEX. The Company is a “small business issuer” that files reports under the Securities Exchange Commission Regulation S-B, and, thus its Audit Committee is required to be composed of two or more independent directors. Mr. Crane, who is also the Chairman of the committee, has been determined by the board of directors to be considered to be an audit committee financial expert or “financially sophisticated” as such term is used in the AMEX Company Guide. As part of the restructuring transactions, the board of directors adopted a new written charter for the Audit Committee, a copy of which is available on the Company’s website at www.orionhealthcorp.com.

     Prior to the restructuring transactions, the former Audit Committee was comprised of Dr. Bruce Miller, who was the sole member of the Audit Committee, which held no meetings for the fiscal year ended December 31, 2004. The then acting board of directors determined that Dr. Miller was “independent” for purposes of the corporate governance standards of AMEX, but that Dr. Miller was not an “audit committee financial expert” as such term is defined in the applicable regulations of the SEC. At that time, the board of directors was not able to locate new directors who met the audit committee financial expert standards.

Compensation Committee

     The current Compensation Committee held one meeting in 2004, on December 21, 2004. Paul H. Cascio, Joseph M. Valley, Jr., and Gerald M. McIntosh, two of whom are independent for purposes of the corporate governance standards for small business issuers of AMEX, are the members of the Compensation Committee. As a controlled company, Orion is not required by AMEX to have a compensation committee of independent directors, or to have the majority of the independent directors on the board perform the functions of the compensation committee. However, the board of directors may elect to maintain a compensation committee nonetheless. The Compensation Committee provides recommendations to, and may act on behalf of, the board of directors regarding compensation matters, and administers the Company’s stock option and compensation plans.

     Prior to the restructuring transactions, the Company also maintained a Compensation Committee. In that period, the members of the Compensation Committee were Michael A. Mineo, Sherman Nagler and Jeffrey J. Penso, each of whom was independent. During fiscal 2004, the previous Compensation Committee did not meet.

Nominating Committee & Director Nominations

     Since the Company is a controlled company, it is not required by AMEX to maintain a nominating committee or to have the majority of the independent directors on the board perform the functions of a nominating committee, but it may choose to do so. The Company does not have a standing nominating committee.

     The board of directors does not have a policy with regard to the consideration of any director candidate recommended by a stockholder of the Company. The board of directors has determined that it is appropriate to not have such a policy given the infrequency of such recommendations being submitted to the board of directors. However, the board of directors will consider any director candidate recommended by a stockholder when such recommendation is submitted in accordance with the Bylaws and the applicable rules of the SEC. The Amended and Restated Bylaws for Orion, a copy of which is attached hereto as Exhibit 3.2, contain detailed provisions regarding nominations by stockholders.

     Prior to the adoption of the Amended and Restated Bylaws at the 2004 annual meeting of stockholders, the board of directors did not have a policy with regard to the consideration of director candidates recommended by stockholders. The then acting board of directors determined that it was appropriate to not have such a policy given the infrequency of such recommendations being submitted to the board of directors. However, the then acting board of directors considered any director candidate recommended by a stockholder of the Company when such recommendation was submitted in accordance with the Bylaws then in effect.

     The board of directors has identified certain qualifications that a director nominee must possess before it recommends said nominee for a position on the board of directors. The board believes that nominees for director should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the stockholders of Orion. The board also strives to ensure that the composition of the board of directors at all times adheres to independence requirements of the AMEX and reflects a range of talents, ages, skills, character, and expertise, particularly in the areas of management, leadership and corporate governance, the healthcare industry and related industries sufficient to provide sound and prudent guidance with respect to the operations and interests of Orion.

     The board of directors identifies qualified nominees for directors from among recommendations made by members of the board of directors and nominations made by stockholders. The board of directors evaluates such nominees for directors based on the qualifications described above. Because the election of certain directors to the board of directors of Orion was required by the Transaction Documents, the directors nominated to serve upon the consummation of the restructuring transactions were selected pursuant to the Transaction Documents, by the parties thereto, rather than via the normal nominating process. However, in the judgment of the board of directors, each of these nominees possesses the qualities that the board feels are necessary and the election of these individuals achieves the board’s goals regarding the composition of the board.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4, and 5, with the SEC and to provide copies of these Forms 3, 4, and 5 to the Company. Other than as set forth in the stock ownership table above, the Company is not aware of any beneficial owner, as defined under Section 16(a), of more than 10% of the Common Stock.

     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements of the Exchange Act applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2004, except that late filings to report the initial statement of beneficial ownership on Form 3s for four directors, Paul H. Cascio, David Crane, Michael J. Finn and Gerald M. McIntosh; one individual 10% beneficial owner, Robert P. Pinkas; and seven of our entity 10% beneficial owners, Brantley Capital Corporation, Brantley Capital Management LLC, Brantley IV, Brantley Venture Management III, L.P., Brantley Venture Management IV, L.P., Brantley Venture Partners III, L.P. and Pinkas Family Partners, L.P. In addition, late filings to report the statement of changes in beneficial ownership on Form 4s for Phillip C. Scott, a former Chief Financial Officer, were made regarding the disposition of 5,000 shares of common stock on October 7, 2004, the disposition of 5,000 shares of common stock on October 15, 2004, the disposition of 5,000 shares of common stock on November 24, 2004 and the disposition of 5,000 shares of common stock on November 29, 2004. Each of these transactions has subsequently been reported.

Code of Ethics

     The board of directors has adopted a Corporate Code of Business Conduct and Ethics that is applicable to all of our officers and employees. We have posted the Corporate Code of Business Conduct and Ethics in the Investor Relations section of the Company’s website at www.orionhealthcorp.com. If, in the future, we amend, modify or waive a provision in the Corporate Code of Business and Ethics, rather than filing a Form 8-K, we may satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our website as necessary.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table lists the compensation paid during each of Orion’s last three fiscal years to each of our Chief Executive Officer, former Chief Executive Officer, the other most highly compensated executive officers who were serving as executive officers on December 31, 2004 and whose salary and bonus exceeded $100,000, and one individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on December 31, 2004 (collectively, the “Named Executive Officers”). All amounts include aggregate compensation paid by the Company and its subsidiaries.

							Long Term
							Compensation
		Annual Compensation					Awards
							Securities
					Other Annual		Underlying
		Salary		Bonus	Compensation		Options/SARs
Name and Principal Position	Year	($)		($)	($)		(#)

Terrence L. Bauer(1)	2004	12,000		25,000	300	(2)	—
Chief Executive Officer	2003	—		—	—		—
	2002	—		—	—
Keith G. LeBlanc(3)	2004	199,615		100,000	16,191	(4)	—
President and Former Chief	2003	188,942		—	28,828	(5)	—
Executive Officer	2002	56,654	(6)	—	3,072	(7)	324,462
Roger Huntington(8)	2004	127,596		28,000	8,043	(4)	—
Former Interim Chief Financial Officer	2003	76,923		—	—		—
	2002	—		—	—		—

(1)	Mr. Bauer joined the Company as Chief Executive Officer on December 15, 2004.

(2)	Includes $300 auto allowance paid in December 2004.

(3)	Mr. LeBlanc joined the Company as President and Chief Executive Officer of SurgiCare on November 10, 2002 and resigned as Chief Executive Officer of SurgiCare on December 15, 2004.

(4)	Includes vacation payout for unused vacation time.

(5)	Includes $11,120 for living expenses, $11,372 for moving expenses and $6,336 for auto allowance.

(6)	Includes $30,000 paid to Mr. LeBlanc as a consultant prior to his employment with Orion.

(7)	Includes $2,017 for living expenses and $1,055 for auto allowance.

(8)	Mr. Huntington was interim Chief Financial Officer of SurgiCare from June 26, 2004 through December 15, 2004.

Options, and Stock Appreciation Rights Grants in Last Fiscal Year

     There were no individual grants of stock options to any of the Named Executive Officers during the year ended December 31, 2004.

Aggregated Option Exercises in 2004 and Fiscal Year End Values

     The following table sets forth all information concerning option exercises during the fiscal year ended December 31, 2004 and option holdings as of December 31, 2004 with respect to our Names Executive Officers. No stock appreciation rights were outstanding at the end of the fiscal year. No shares were acquired on exercise of options by our Named Executive Officers during 2004. The information in this table and its footnotes has been adjusted to reflect the one-for-ten Reverse Stock Split effected on December 15, 2004..

Aggregated Option Exercises in 2004 and Fiscal Year End Values

	Shares		Number of Securities		Value of Securities
	Acquired		Underlying Unexercised		Underlying Unexercised
	on	Value	Options at FYE(#)		Options at FYE($) (1)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Terrence L. Bauer	—	—	—	—	—	—
Keith G. LeBlanc	—	—	254,105	74,356	—	—
Roger Huntington	—	—	—	—	—	—

(1)	The securities listed in this table are warrants. The values of the unexercised warrants above are based on the difference between the exercise price of the warrant and the fair market value of Orion common stock at the end of the fiscal year ended December 31, 2004, which was $2.70 per share.

Compensation of Directors

     Current directors of Orion who are not employees of Orion will receive compensation of up to $5,000 per meeting for meetings held in person and up to $500 per meeting for meetings held telephonically. Additionally, the members of the Audit Committee will receive compensation of up to $1,000 per Audit Committee meeting. The Chairman of the Audit Committee will receive compensation of up to $2,500 per quarter. Orion compensated each of the four former directors, Michael Mineo, Jeff Penso, Sherman Nagler, and Bruce Miller, for their services during the fiscal year ended December 31, 2003 and until the consummation of the Transactions on December 15, 2004 with warrants to purchase 25,000 shares (100,000 shares total) of Class A Common Stock, which collectively represent approximately 0.4% of the Fully-Diluted Orion Shares (as adjusted to reflect the exercise of such warrants) upon the consummation of the Transactions in exchange for services performed in 2003 and 2004. The warrants immediately vested upon the closing of the Transaction. The warrants have an exercise price set at $2.80, which was the market price on the closing date.

Employment Agreements

     Effective December 15, 2004, the Company entered into an employment agreement with Terrence L. Bauer, for the position of Chief Executive Officer of Orion. The initial term of the agreement is five years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive two-year terms. The agreement provides for a base salary of $240,000 for each of the five years in the initial term. In addition, the Company may pay an annual bonus to Mr. Bauer upon the attainment of objectives determined by the board of directors. Mr. Bauer’s employment agreement includes post-employment restrictive covenants not to disclose our confidential information, or engage in activity that interferes with the Company. If Mr. Bauer is terminated without cause, the agreement provides for, among other things, a continuation of base salary through and until the end of the non-competition period, which for purposes of the employment agreement shall mean the period during the term of employment and thereafter until the second anniversary of the date of termination of Mr. Bauer’s employment with the Company. All equity incentives, including warrants, would also vest at that time.

     Effective December 15, 2004, the Company entered into an employment agreement with Keith G. LeBlanc, for the position of President of Orion. The initial term of the agreement is five years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive two-year terms. The agreement provides for a base salary of $240,000 for each of the five years in the initial term. In addition, the Company may pay an annual bonus to Mr. LeBlanc upon the attainment of objectives determined by the board of directors. Mr. LeBlanc’s employment agreement includes post-employment restrictive covenants not to disclose our confidential information, or engage in an activity that interferes with the Company. If Mr. LeBlanc is terminated without cause, the agreement provides for, among other things, a continuation of base salary through and until the end of the non-competition period, which for purposes of the employment agreement shall mean the period during the term of employment and thereafter until the second anniversary of the date of termination of Mr. LeBlanc’s employment with the Company. All equity incentives, including warrants, would also vest at that time.

     Effective December 15, 2004, the Company entered into an employment agreement with Stephen H. Murdock, for the position of Chief Financial Officer of Orion. The initial term of the agreement is five years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive two-year terms. The agreement provides for a base salary of $175,000 for each of the five years in the initial term. In addition, the company may pay an annual bonus to Mr. Murdock upon the attainment of objectives determined by the board of directors. Mr. Murdock’s employment agreement includes post-employment restrictive covenants not to disclose our confidential information, or engage in an activity that interferes with the Company. If Mr. Murdock is terminated without cause, the agreement provides for, among other things, a continuation of base salary through and until the end of the non-competition period, which for purposes of the employment agreement shall mean the period during the term of employment and thereafter until the second anniversary of the date of termination of Mr. Murdock’s employment with the Company. All equity incentives, including warrants, would also vest at that time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 31, 2005, information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of Orion common stock, (b) each of our directors and the Named Executive Officers named in the Summary Compensation Table above, and (c) all current directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed beneficially owned by a person if the person has the right to acquire shares (for example, upon the exercise of an option or warrant) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. The information in the table is based on information provided to the Company by the person or group, including filings made by such person with the Securities and Exchange Commission.

	Class A Common Stock			Class B Common Stock			Class C Common Stock
	Beneficially Owned			Beneficially Owned			Beneficially Owned
	Number of Class		Percentage	Number of		Percentage	Number		Percentage
	A		of	Class B		of	of Class C		of
Name of Beneficial Owner	Shares (1)		Class(1)	Shares(2)		Class(2)	Shares(3)		Class(3)
Robert P. Pinkas (4)	25,471,983	(5)	84.57%	9,586,979	(6)	83.49%	—		—
Pinkas Family Partners, L.P. (4)	19,974,487	(7)	76.09%	7,863,996	(8)	68.49%	—		—
Brantley Venture Partners III, L.P. (4)	2,321,649		27.01%	—		—	—		—
Brantley Venture Management III, L.P. (4)	2,321,649	(9)	27.01%	—		—	—		—
Brantley Capital Corporation (4)	5,497,496	(10)	44.10%	1,722,983		15.01%	—		—
Brantley Capital Management LLC (4)	5,497,496	(11)	44.10%	1,722,983	(12)	15.01%	—		—
Brantley Partners IV, L.P. (4)	17,652,838	(13)	67.25%	7,863,996		68.49%	—		—
Brantley Venture Management IV, L.P. (4)	17,652,838	(14)	67.25%	7,863,996	(15)	68.49%	—		—
American International Industries, Inc. (16)	875,000		10.18%	––		––	––		––
Terrence L. Bauer (17)	13,110		*	—		—	—		—
Keith G. LeBlanc	295,903	(18)	3.33%	—		—	—		—
Paul H. Cascio (4)	—		—	—		—	—		—
Michael J. Finn (4)	—		—	—		—	—		—
David Crane	2,272	(19)	*	—		—	—		—
Gerald M. McIntosh	162,306	(20)	1.85%	—		—	—		—
Joseph M. Valley, Jr. (21)	—		—	—		—	—		—
Roger Huntington (22)	—		—	—		—	—		—
Robert and Margee Helms Family Partnership, Ltd. (23)	1,448,706		14.42%	646,119		5.63%	—		—
Crossroads 1999 Series Direct/Co-investment Portfolio A, L.P.	1,047,165	(24)	10.86%	467,033		4.07%	—		—
Crossroads Cornerstone Direct/Co-investment Fund V, L.P.	884,440	(25)	9.33%	394,348		3.44%	—		—
Dennis Cain	787,880	(26)	8.40%	––		––	787,880	(27)	50.0%
Valerie Cain	787,880	(28)	8.40%	––		––	787,880	(29)	50.0%
Tommy Smith	636,607	(30)	6.89%	––		––	636,607		40.40%
All directors and executive officers as a group (9 persons)	473,591	(31)	5.24%	––		––	—		—

* Indicates beneficial ownership of less than 1%.

(1)	For purposes of calculating the number of Class A shares and the percentage beneficially owned, the number of shares of Class A Common Stock for each person or group deemed outstanding includes: (i) 8,597,256 shares of Class A Common Stock outstanding as of March 31, 2005, (ii) any shares of Class A Common Stock issuable by us pursuant to options and warrants held by the respective person or group which may be exercised within 60 days following March 31, 2005 (“Presently Exercisable Options”), and (iii) shares of Class A Common Stock issuable by us upon conversion of shares of Class B Common Stock and Class C Common Stock, which are convertible into 25,745,133 shares and 1,575,760 shares of Class A Common Stock, respectively, as of March 31, 2005. The shares of Class B Common Stock and the shares of Class C Common Stock are convertible at the option of the holder into shares of Class A Common Stock at a variable rate determined pursuant to a formula as described under the caption “Item 5. Market for Common Equity and Related Stockholder Matters – Recent Sales of Unregistered Securities.” As of March 31, 2005, each share of Class B Common Stock was convertible into 2.24216582553 shares of Class A Common Stock and each share of Class C Common Stock was convertible into one share of Class A Common Stock.

(2)	For purposes of calculating the number of shares of Class B Common Stock and the percentage beneficially owned, the number of shares of Class B Common Stock outstanding as of March 31, 2005 was 11,482,261.

(3)	For purposes of calculating the number of shares of Class C Common Stock and the percentage beneficially owned, the number of shares of Class C Common Stock outstanding as of March 31, 2005, was 1,575,760.

(4)	The business address of Robert P. Pinkas (“Mr. Pinkas”), Pinkas Family Partners, L.P. (“Pinkas Partners”), Brantley III, Brantley Venture Management III, L.P. (“Brantley Management III”), Brantley Capital, Brantley Capital Management LLC (“Brantley Capital Management”), Brantley IV, Brantley Venture Management IV, L.P. (“Brantley Management IV”), Paul H. Cascio (“Mr. Cascio”), and Michael J. Finn (“Mr. Finn”) is 3201 Enterprise Parkway, Suite 350, Beachwood, OH 44122. Pursuant to a Stockholders Agreement, dated as of December 15, 2004 (the “Stockholders Agreement”), as amended from time to time, each of Brantley III, Brantley IV and Brantley Capital have agreed to cast all votes necessary to elect as members of the board of directors of the Company one director as shall have been nominated by each of Brantley III, Brantley IV and Brantley Capital. Brantley III, Brantley IV and Brantley Capital disclaim that they are part of a “group” by virtue of the Stockholders Agreement for purposes of Section 13(d)(3) of the Exchange Act, and each disclaims beneficial ownership of all securities of the Company held by any other party to the Stockholders Agreement.

(5)	The shares consist of (a) 1,629,737 shares of Class A Common Stock owned by Brantley Capital; (b) 3,863,214 shares of Class A Common Stock issuable upon conversion of 1,722,983 shares of Class B Common Stock owned by Brantley Capital; (c) 2,321,649 shares of Class A Common Stock owned by Brantley III; (d) 17,632,383 shares of Class A Common Stock issuable upon conversion of 7,863,996 shares of Class B Common Stock owned by Brantley IV; (e) 4,545 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock owned by Brantley Capital; and (f) 20,455 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock owned by Brantley IV. Mr. Pinkas is the sole general partner of Pinkas Partners. Pinkas Partners is a general partner of, and holds a majority of the general partnership interests of, Brantley Management III, which is the sole general partner of Brantley III; and is a general partner of and holds a majority of the general partnership interests of Brantley Management IV, which is the sole general partner of Brantley IV. Mr. Pinkas also holds a majority of the membership interests of Brantley Capital Management, which acts as an investment advisor to Brantley Capital. Mr. Pinkas is the Chairman of the Board of Directors, Chief Executive Officer and Treasurer of Brantley Capital. Due to Mr. Pinkas’ relationships with the Brantley entities, he may be deemed to share voting and dispositive power with respect to the shares held by Brantley Capital, Brantley III and Brantley IV. Mr. Pinkas disclaims beneficial ownership of any shares except to the extent of a pecuniary interest therein.

(6)	The shares consist of (a) 1,722,983 shares of Class B Common Stock owned by Brantley Capital; and (b) 7,863,996 shares of Class B Common Stock owned by Brantley IV. Mr. Pinkas is the sole general partner of Pinkas Partners. Pinkas Partners is a general partner of, and holds a majority of the general partnership interests of, Brantley Management III, which is the sole general partner of Brantley III; and is a general partner of and holds a majority of the general partnership interests of Brantley Management IV, which is the sole general partner of Brantley IV. Mr. Pinkas also holds a majority of the membership interests of Brantley Capital Management, which acts as an investment advisor to Brantley Capital. Mr. Pinkas is the Chairman of the Board of Directors, Chief Executive Officer and Treasurer of Brantley Capital. Due to Mr. Pinkas’ relationships with the Brantley entities, he may be deemed to share voting and dispositive power with respect to, and therefore beneficially own, the shares held by Brantley Capital, Brantley III and Brantley IV. Mr. Pinkas disclaims beneficial ownership of any shares except to the extent of a pecuniary interest therein.

(7)	The shares consist of (a) 2,321,649 shares of Class A Common Stock owned by Brantley III; (b) 17,632,383 shares of Class A Common Stock issuable upon conversion of 7,863,996 shares of Class B Common Stock owned by Brantley IV; and (c) 20,455 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock owned by Brantley IV. Pinkas Partners is a general partner of, and holds the majority of the general partnership interests of, Brantley Management III, which is the sole general partner of Brantley III; and is a general partner and holds a majority of the general partnership interests of Brantley Management IV, which is the sole general partner of Brantley IV. Pinkas Partners as general partner of Brantley III and Brantley IV may be deemed to share voting and dispositive power of, and therefore beneficially own, the shares held by Brantley III and Brantley IV. Pinkas Partners disclaims beneficial ownership of any shares except to the extent of its pecuniary interest therein.

(8)	The shares consist of 7,863,996 shares of Class B Common Stock owned by Brantley IV. Pinkas Partners is a general partner of, and holds the majority of the general partnership interests of, Brantley Management III, which is the sole general partner of Brantley III; and is a general partner and holds a majority of the general partnership interests of Brantley Management IV, which is the sole general partner of Brantley IV. Pinkas Partners as general partner of Brantley III and Brantley IV may be deemed to share voting and dispositive power of, and therefore beneficially own, the shares held by

Brantley III and Brantley IV. Pinkas Partners disclaims beneficial ownership of any shares except to the extent of its pecuniary interest therein.

(9)	The shares consist of 2,321,649 shares of Class A Common Stock owned by Brantley III, which Brantley Management III may be deemed to beneficially own in its capacity as sole general partner of Brantley III. Brantley Management III disclaims beneficial ownership of any shares except to the extent of its pecuniary interest therein.

(10)	The shares include (a) 1,629,737 shares of Class A Common Stock; (b) 3,863,214 shares of Class A Common Stock issuable upon conversion of 1,722,983 shares of Class B Common Stock; and (c) 4,545 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock. All shares are owned directly by Brantley Capital. Brantley Capital has sole voting and dispositive power with respect to such shares. Mr. Pinkas is the Chairman of the Board of Directors, Chief Executive Officer and Treasurer of Brantley Capital; Mr. Finn is President of Brantley Capital; and Mr. Cascio is a Vice President and Secretary of Brantley Capital.

(11)	The shares consist of (a) 1,629,737 shares of Class A Common Stock owned by Brantley Capital; (b) 3,863,214 shares of Class A Common Stock issuable upon conversion of 1,722,983 shares of Class B Common Stock owned by Brantley Capital; and (c) 4,545 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock owned by Brantley Capital. Brantley Capital Management is an investment advisor to Brantley Capital and, in such capacity, may be deemed to share voting and dispositive power with respect to the shares held by Brantley Capital. Brantley Capital Management disclaims beneficial ownership of any such shares except to the extent of its pecuniary interest therein.

(12)	The shares consist of 1,722,983 shares of Class B Common Stock owned by Brantley Capital. Brantley Capital Management is an investment advisor to Brantley Capital and, in such capacity, may be deemed to share voting and dispositive power with respect to the shares held by Brantley Capital. Brantley Capital Management disclaims beneficial ownership of any such shares except to the extent of its pecuniary interest therein.

(13)	The shares include 17,632,383 shares of Class A Common Stock issuable upon conversion of 7,863,996 shares of Class B Common Stock and 20,455 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock. The shares are directly owned by Brantley IV and Brantley IV has sole voting and dispositive power with respect to such shares. The shares do not include shares that Brantley IV may have the right to purchase pursuant to its Purchase Right. Pursuant to the Purchase Right, Brantley IV may purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3 million from time to time after the Closing, subject to the approval of a majority of the unaffiliated members of the board of directors of the Company, at a price equal to the lesser of $1.25 per share or 70% of the daily average of the high and low trading prices of the Class A Common Stock for the twenty trading days preceding the date of the Closing. Such shares are not included in the table because the purchase and sale of the shares is subject to approval of the unaffiliated members of the board of directors.

(14)	The shares consist of (a) 17,632,383 shares of Class A Common Stock issuable upon conversion of 7,863,996 shares of Class B Common Stock owned by Brantley IV; and (b) 20,455 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock owned by Brantley IV. Brantley Management IV is the sole general partner of Brantley IV and, in such capacity, may be deemed to share voting and dispositive power with respect to, and to beneficially own, the shares held by Brantley IV. Brantley Management IV disclaims beneficial ownership of any such shares except to the extent of its pecuniary interest therein.

(15)	The shares consist of 7,863,996 shares of Class B Common Stock owned by Brantley IV. Brantley Management IV is the sole general partner of Brantley IV and, in such capacity, may be deemed to share voting and dispositive power with respect to, and to beneficially own, the shares held by Brantley IV. Brantley Management IV disclaims beneficial ownership of any such shares except to the extent of its pecuniary interest therein.

(16)	The address of American International Industries is 601 Cien Street, Suite 235, Kemah, Texas 77565-3077.

(17)	Mr. Bauer is the Chief Executive Officer and a director of the Company. The address of Mr. Bauer is 1805 Old Alabama Road, Suite 350, Roswell, GA 30076.

(18)	Mr. LeBlanc is the President and a director of the Company, and the former Chief Executive Officer of SurgiCare. The shares include 287,903 shares of Class A Common Stock issuable upon exercise of warrants to purchase shares of Class A Common Stock. The address of Mr. LeBlanc is 10700 Richmond Avenue, Suite 300, Houston, TX 77024.

(19)	The shares include 1,136 shares of Class A Common Stock owned by Mr. Crane’s spouse through an individual retirement account. Because of the family relationship, Mr. Crane may be deemed to beneficially own all such shares. Mr. Crane is a member of the board of directors of the Company. The address for Mr. Crane is 10720 Sikes Place, Suite 300, Charlotte, North Carolina 28277.

(20)	The shares include 157,959 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock at an exercise price of $3.50, which are issuable to Odyssey Capital, L.L.C, in which Mr. McIntosh has an interest. Mr. McIntosh is a member of the board of directors of the Company. The address of Mr. McIntosh is 40 FM 1960 West, Suite 387, Houston, TX 77090.

(21)	Mr. Valley is a member of the board of directors of the Company and beneficially owned no shares as of December 31, 2004. The address for Mr. Valley is PO Box 331194, Atlantic Beach, Florida 32233-1194.

(22)	Mr. Huntington was the Interim Chief Financial Officer of the Company from June 2004 until December 15, 2004, and beneficially owned no shares as of December 31, 2004. The address for Mr. Huntington is 10700 Richmond Avenue, Suite 300, Houston, TX 77024.

(23)	The address for Robert and Margee Helms Family Partnership, Ltd. is 22 Red Sable Drive, The Woodlands, TX 77380.

(24)	The address of Crossroads 1999 Series Direct/Co-investment Portfolio A, L.P. is 1717 Main Street, Suite 2500, Dallas, Texas 75201. The shares consist of 1,047,165 shares of Class A Common Stock issuable upon conversion of 467, 033 shares of Class B Common Stock.

(25)	The address of Crossroads Cornerstone Direct/Co-investment Fund V, L.P. is 1717 Main Street, Suite 2500, Dallas, Texas 75201. The shares consist of 884, 440 shares of Class A Common Stock issuable upon conversion of 394, 348 shares of Class B Common Stock.

(26)	Consists of 787,880 shares of Class A Common Stock issuable upon conversion of 787,880 shares of Class C Common Stock, including 393,940 shares of Class C Common Stock owned by Mr. Cain’s spouse, Valerie Cain. Mr. Cain may be deemed to beneficially own the shares owned by his spouse due to their family relationship. Mr. Cain’s address is 10700 Richmond Avenue, Suite 300, Houston, TX 77024.

(27)	The shares include 393,940 shares owned by Mr. Cain’s spouse, Valerie Cain. Mr. Cain may be deemed to beneficially own the shares owned by his spouse due to their family relationship.

(28)	Consists of 787,880 shares of Class A Common Stock issuable upon conversion of 787,880 shares of Class C Common Stock, including 393,940 shares of Class C Common Stock owned by Ms. Cain’s spouse, Dennis Cain. Ms. Cain may be deemed to beneficially own the shares owned by her spouse due to their family relationship. Ms. Cain’s address is 10700 Richmond Avenue, Suite 300, Houston, TX 77024.

(29)	The shares include 393,940 shares owned by Ms. Cain’s spouse, Dennis Cain. Ms. Cain may be deemed to beneficially own the shares owned by her spouse due to their family relationship.

(30)	Consists of 636,607 shares of Class A Common Stock issuable upon conversion of 636,607 shares of Class C Common Stock owned by Mr. Smith. Mr. Smith’s address is 10700 Richmond Avenue, Suite 300, Houston, TX 77024.

(31)	The shares include (a) an aggregate of 27,729 shares of Class A Common Stock; and (b) an aggregate of 445,862 shares of Class A Common Stock issuable upon exercise of warrants to purchase Class A Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Paul H. Cascio and Michael J. Finn, each of whom is a director of the Company, are general partners of the general partner of Brantley Venture Partners II, L.P. (“Brantley II”), Brantley III and Brantley IV and limited partners of those funds. Mr. Cascio is director, vice president, secretary and a shareholder of Brantley Capital, and vice president and secretary of Brantley Capital Management. Mr. Finn is the president and a shareholder of Brantley Capital and a manager and co-owner of Brantley Capital Management. Brantley Capital Management serves as investment adviser for, and receives advisory fees from, Brantley Venture

Partners, L.P., Brantley II, Brantley III and Brantley IV.

     As of the Closing, Brantley IV and its co-investors, including Brantley Capital, owned shares of Class B Common Stock and Brantley III and Brantley Capital owned shares of Class A Common Stock. By virtue of their affiliations with Brantley III, Brantley IV, Brantley Capital and Brantley Capital Management, Messrs. Cascio and Finn may be deemed to have a pecuniary interest in the shares of Class B Common Stock held by Brantley IV and Brantley Capital and the shares of Class A Common Stock held by Brantley Capital and Brantley III. (See Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.)

     During 2004 and 2003, each of the Company and IPS issued promissory notes to an affiliate of Brantley IV, as part of a bridge financing, the aggregate amount of such debt, including interest, was $5,908,761 as of December 15, 2004. Such bridge loans were paid by the Company with a portion of the cash invested by Brantley IV in the Investment Transaction. At the time the bridge loans were made, Mr. Cascio, Mr. Finn and Brantley IV were unrelated third parties with respect to the Company, and the loans were made after arms’ length negotiations on terms the Company believes were as favorable as could be obtained from other unrelated third parties.

     Brantley Capital and Brantley III each held debt of IPS and are party to the Amended and Restated Debt Exchange Agreement dated February 9, 2004, as amended on July 16, 2004 (the “Debt Exchange Agreement”). Pursuant to the Debt Exchange Agreement, Brantley Capital and Brantley III received Class A Common Stock with a fair market value equal to the amount owing to it under its loan to IPS in exchange for contribution of such debt to Orion. Pursuant to the Debt Exchange Agreement, Brantley Capital also received Class A Common Stock with a fair market value equal to the amount of certain accrued dividends owed to it by IPS in exchange for the contribution of such indebtedness. The aggregate amount of debt exchanged by the parties to the Debt Exchange Agreement was $4,375,229, which included accrued interest as of December 15, 2004, and $593,100 of debt in respect of accrued dividends.

     Brantley Capital and Brantley III previously owned an aggregate of 1,653,000 shares of the Series A-2 convertible preferred stock of IPS with a liquidation preference of approximately $6,705,037, and received 2,312,081 shares of Class A Common Stock. Such shares were intended to approximate the value of such liquidation preference, but were subject to reduction to the extent necessary to achieve the guaranteed allocation to holders of certain classes of IPS common stock.

     Following certain assignments of rights and additional investments pursuant to the Supplemental Stock Subscription Agreement and the Second Amendment and Supplement to Stock Subscription Agreement by Brantley IV, its affiliates and assignees, the shares of Class B Common Stock of the Company received by Brantley IV and its co-investors constitute approximately 69.6% of the Company’s outstanding equity after the Closing on an as-converted basis. Brantley IV also received the option to purchase additional shares of Class A Common Stock for cash in an amount up to an aggregate of $3.0 million from time to time after the Closing, subject to the approval of a majority of the unaffiliated members of the board of directors, at a price equal to the lesser of $1.25 per share or 70% of the daily average of the high and low trading prices of the Class A Common Stock for the twenty trading days preceding the date of the closing of such investment.

     In the restructuring transactions, pursuant to a Registration Rights Agreement, Brantley IV and its co-investors and/or their permitted transferees were granted the right to request that the Company effect the registration of shares of Class A Common Stock currently issued, or issued in the future, to Brantley IV, its co-investors and/or their permitted transferees (including shares of Class A Common Stock into which shares of Class B Common Stock or other securities of the Company are convertible, collectively, “Registerable Securities”) having an anticipated net aggregate offering price of at least $5.0 million. At any time Orion otherwise proposes to register any of its equity securities, Brantley IV and its co-investors and/or their permitted transferees may request the registration of Registrable Shares. Brantley IV and its co-investors have registration rights for all of the shares of Class A Common Stock issuable upon conversion of its shares of Class B Common Stock. As of the closing, this was approximately 16,033,984 shares of Class A Common Stock but, assuming everything else remains the same, the number of shares of Class A Common Stock as to which Brantley IV and its co-investors have registration rights will continually increase, since the conversion factor for the Class B Common Stock is designed to yield additional shares of Class A Common Stock over time pursuant to the terms thereof. The third-party beneficiaries will have registration rights for one year with respect to an aggregate of up to approximately 6,122,172 shares of Class A Common Stock.

     Pursuant to the Stockholders Agreement, each of Brantley III, Brantley IV and Brantley Capital have agreed to cast all votes necessary to elect as members of the board of directors one director nominated by each of Brantley III, Brantley IV and Brantley Capital.

     In connection with the restructuring transactions, the Company entered into the Loan and Security Agreement and revolving credit note with HBCC. In connection with the loan, Brantley IV and Brantley Capital entered into the Guaranties with HBCC. The Company issued warrants to purchase an aggregate of 25,000 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV and Brantley Capital in consideration for deficiency Guaranties in the aggregate amount of $4.0 million by Brantley IV and Brantley Capital in connection with the new credit facility.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. Although the final terms of the loans have not been determined, it is anticipated that the principal and interest on the loans will be convertible, at the option of Brantley IV, into shares of Class A Common Stock. The loans bear simple interest at a rate of 9% per annum. Principal and interest will be payable in full upon maturity of the respective loans, which will be on or about the first anniversary of the date of the loan. The loans are junior to all of Orion’s other indebtedness for borrowed money and rank pari passu with Orion’s unsecured trade payables.

     Additionally, as part of this transaction, the Company has entered into an agreement with HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000.

     The parties are currently negotiating the definitive transaction agreements with respect to the Brantley IV loans.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.	Description
Exhibit 2.1	Amended and Restated Agreement and Plan of Merger by and among SurgiCare, Inc., IPS Acquisition, Inc., and Integrated Physician Solutions, Inc., dated February 9, 2004, as amended by First Amendment to Agreement and Plan of Merged dated as of July 16, 2004 and Second Amendment to Agreement and Plan of Merger dated as of September 9, 2004*

Exhibit 2.2	Amended and Restated Agreement and Plan of Merger dated July 16, 2004, by and among SurgiCare, Inc., DCPS/MBS Acquisition, Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc. and the sellers party thereto as amended by First Amendment to Agreement and Plan of Merger dated as of September 9, 2004*

Exhibit 2.3	Second Amendment to Agreement and Plan of Merger dated December 15, 2004 among SurgiCare, Inc., DCPS/MBS Acquisition Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc., and the sellers party thereto. (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 1 field with the Company’s Registration Statement on Form 8-A, File No. 001-16587, filed on December 15, 2004)

Exhibit 3.2	Amended and Restated By-Laws of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 4.1	Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2 filed with the Company’s Registration Statement on Form 8-A, File No. 001-16587, filed on December 15, 2004

Exhibit 10.1	Employment Agreement with Phillip C. Scott dated November 10, 2002 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-KSB for the year ended December 31, 2002 filed on April 14, 2003)

Exhibit 10.2	Agreement dated as of June 23, 2004 by and between American International Industries, Inc., a Nevada corporation, and SurgiCare, Inc., a Delaware corporation

Exhibit No.	Description

(Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed on November 18, 2004)

Exhibit 10.3	Amended and Restated Stock Subscription Agreement, dated February 9, 2004, among SurgiCare, Inc. and Brantley Partners IV, L.P., as amended by the First Amendment to Stock Subscription Agreement dated July 16, 2004*

Exhibit 10.4	Amended and Restated Debt Exchange Agreement, dated February 9, 2004, among SurgiCare, Inc., Brantley Venture Partners III, L.P., and Brantley Capital Corporation as amended by the First Amendment to Debt Exchange Agreement dated July 16, 2004*

Exhibit 10.5	Supplemental Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.6	Second Amendment and Supplement to Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.7	Loan and Security Agreement, dated December 15, 2004, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.8	Guaranty Agreement, dated as of December 15, 2004, provided by Brantley Partners IV, L.P. to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.9	Guaranty Agreement, dated December 15, 2004, provided by Brantley Capital Corporation to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.10	Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.11	Warrant, dated December 15, 2004, issued to Brantley Capital Corporation by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.7 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.12	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L. Bauer (Incorporated by reference to Exhibit 10.8 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.13	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.9 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.14	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H. Murdock (Incorporated by reference to Exhibit 10.10 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.15	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Dennis Cain (Incorporated by reference to Exhibit 10.11 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.16	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Tom M. Smith (Incorporated by reference to Exhibit 10.12 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.17	Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto (Incorporated by reference to Exhibit 10.13 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.18	Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley Partners III, L.P., Brantley Partners IV, L.P. and Brantley Capital Corporation (Incorporated by reference to Exhibit 10.14 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit No.	Description
Exhibit 10.19	Orion HealthCorp, Inc. 2004 Incentive Plan

Exhibit 20.1	Proxy Statement of SurgiCare, Inc., filed with the Securities and Exchange Commission (Incorporated by reference from the Company’s Proxy Statement, File No. 001-16587, filed September 10, 2004)

Exhibit 21	List of Subsidiaries of Orion HealthCorp, Inc.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

*	Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. The Company agrees to furnish to the Securities and Exchange Commission on a supplemental basis a copy of any omitted exhibit or schedule.

(b)	Reports on Form 8-K

For the quarter ended December 31, 2004, the following reports on Form 8-K were filed:

          On October 7, 2004, the Company filed a current report on Form 8-K to report the issuance of a press release announcing the results of the Company’s special meeting of stockholders held on October 6, 2004.

          On November 1, 2004, the Company filed a current report on Form 8-K to report the issuance of a press release announcing a delay in the closing of the previously-announced acquisition and restructuring transactions as well as progress on the syndication of two of the Company’s surgery centers.

          On November 12, 2004, the Company filed a current report on Form 8-K to announce that the board of directors of the Company approved the Charter of the Audit Committee.

          On December 16, 2004, the Company filed a current report on Form 8-K to report the issuance of a press release announcing the completion of the IPS Merger, the DCPS/MBS Transaction, and the Investment Transaction.

          On December 21, 2004, the Company filed a current report on Form 8-K to report the completion of the IPS Merger, the DCPS/MBS Transaction, and the Investment Transaction and the completion of the one-for-ten Reverse Stock Split, the creation of three new classes of common stock and its name change.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed by UHY Mann Frankfort Stein & Lipp CPAs, L.L.P. (“UMFSL”) for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 and for the reviews of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-QSB during the fiscal years ended December 31, 2004 and 2003 totaled $131,534 and $5,365, respectively. Additionally, the Company’s previous auditors, Weinstein Spira & Company, billed aggregate fees totaling $73,776 in 2003.

Audit-Related Fees

     The aggregate fees billed by UMFSL for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2004 and 2003 and that are not included in the Audit Fees listed above were approximately $8,349 and $0, respectively. These “audit-related fees” were for services including research and consultation in connection with the DCPS/MBS Merger.

Tax Fees

     The aggregate fees billed by UMFSL for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2004 and 2003 were approximately $36,343 and $0, respectively. These “tax fees” were for services related to the preparation of Federal and State income tax returns, calculation of quarterly estimated tax payments and the calculation of bonus depreciation.

All Other Fees

     There were no fees billed by UMFSL for all other services rendered for 2004 and 2003, other than as stated in the above sections.

Pre-Approval Policies and Procedures

     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services. In 2004, the Audit Committee pre-approved 100% of all audit services performed by the independent auditors. There were no hours expended, billed or performed by any persons other than the full time, permanent employees of the independent auditors.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION HEALTHCORP, INC.
Dated: April 26, 2005	By:	/s/ Terrence L. Bauer
Terrence L. Bauer
Chief Executive Officer and Director (Duly Authorized Representative)

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Terrence L. Bauer and Stephen H. Murdock, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of the, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 2005.

By:	/s/ Terrence L. Bauer	By:	/s/ Michael J. Finn

	Terrence L. Bauer		Michael J. Finn
	Chief Executive Officer and		Director
Director (Principal Executive Officer)

By:	/s/ Paul H. Cascio	By:	/s/ Gerald M. McIntosh

	Paul H. Cascio		Gerald M. McIntosh
	Director and Non-Executive Chairman of the Board		Director

By:	/s/ Keith G. LeBlanc	By:	/s/ Joseph M. Valley, Jr.

	Keith G. LeBlanc		Joseph M. Valley, Jr.
	President and Director		Director

By:	/s/ David Crane	By:	/s/ Stephen H. Murdock

	David Crane		Stephen H. Murdock
	Director		Chief Financial Officer (Principal Accounting
and Financial Officer)

ORION HEALTHCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orion HealthCorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Orion HealthCorp, Inc. (formerly SurgiCare, Inc.) and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion HealthCorp, Inc. (formerly SurgiCare, Inc.) and Subsidiaries as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
April 14, 2005

Report of Independent Registered Public Accounting Firm

Integrated Physician Solutions, Inc.
Roswell, Georgia

We have audited the accompanying consolidated balance sheet of Integrated Physician Solutions, Inc. as of December 31, 2003, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Physician Solutions, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has negative working capital and has a net capital deficiency, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 5, 2004, except for Note 13 which is as of April 22, 2005

Orion HealthCorp, Inc.

Consolidated Balance Sheets

	As of December 31,
	2004	2003
Current assets
Cash and cash equivalents	$701,846	$49,532
Accounts receivable, net of contractual and doubtful accounts allowances of $5,494,295 and $2,547,949, respectively	4,469,240	2,216,952
Inventory	519,509	127,535
Prepaid expenses and other current assets	519,843	318,639

Total current assets	6,210,438	2,712,658

Property and equipment, net of accumulated depreciation of $7,285,300 and $972,493, respectively	3,370,928	272,650

Other assets
Intangible assets, including goodwill	32,250,640	7,813,458
Other assets, net	534,314	79,507

Total other assets	32,784,954	7,892,965

Total assets	$42,366,320	$10,878,273

Current liabilities
Accounts payable and accrued expenses	$6,784,950	$3,368,606
Deferred revenue	304,144	162,395
Income taxes payable	116,943	—
Current portion of capital lease obligation	258,478	55,331
Current portion of long-term debt	2,762,334	7,231,054

Total current liabilities	10,226,849	10,817,386

Long-term liabilities
Capital lease obligation, net of current portion	540,274	23,170
Long-term debt, net of current portion	4,238,839	2,210,929
Deferred tax liability	620,977	—
Minority interest in partnership	169,500	—

Total long-term liabilities	5,569,590	2,234,099

Redeemable convertible preferred stock (including accrued dividends)
Series A redeemable convertible preferred stock, $0.001 par value; 772,900 shares authorized, 175,000 shares issued and outstanding at December 31,2003	—	997,500
Series A-1 redeemable convertible preferred stock, $0.001 par value; 71,028 shares authorized, issued and outstanding at December 31, 2003	—	361,527
Series A-2 redeemable convertible preferred stock, $0.001 par value; 2,200,000 shares authorized, 1,653,000 shares issued and outstanding at December 31, 2003	—	10,456,002
Series B redeemable convertible preferred stock, $0.001 par value; 474,375 shares authorized, 334,375 shares issued and outstanding at December 31, 2003	—	476,484

	—	12,291,513

Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 8,121,878 shares authorized; 2,821,500 shares issued and outstanding at December 31, 2003	—	2,821
Common stock, Class A, par value $0.001; 70,000,000 shares authorized, 8,602,149 shares issued and outstanding at December 31, 2004	8,602	—
Common stock, Class B, par value $0.001; 25,000,000 shares authorized, 11,482,261 shares issued and outstanding at December 31, 2004	11,482	—
Common stock, Class C, par value $0.001; 2,000,000 shares authorized, 1,575,760 shares issued and outstanding at December 31, 2004	1,576	—
Additional paid-in capital	56,602,786	9,392,506
Accumulated deficit	(30,016,247)	(23,235,052)
Treasury stock — at cost; 9,140 shares and 111,817 shares at December 31, 2004 and 2003, respectively	(38,318)	(625,000)

Total stockholders’ equity (deficit)	26,569,881	(14,464,725)

Total liabilities and stockholders’ equity (deficit)	$42,366,320	$10,878,273

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2004	2003
Net operating revenues	$21,711,149	$21,308,915
Direct cost of revenues	13,249,805	13,630,409

Gross margin	8,461,344	7,678,506

Operating expenses:
Salaries and benefits	5,118,356	4,010,078
Facility rent and related costs	1,411,789	1,288,724
Depreciation and amortization	730,594	643,371
Professional and consulting fees	763,702	790,152
Insurance	611,749	524,459
Provision for doubtful accounts	1,126,536	1,149,740
Other	1,614,597	1,392,308
Charge for impairment of intangible assets	4,795,482	2,598,029

Total operating expenses	16,172,805	12,396,861

Loss from continuing operations before other income (expenses) and income taxes	(7,711,461)	(4,718,355)

Other income (expenses):
Interest expense	(975,631)	(784,008)
Gain on forgiveness of debt	2,454,485	—
Equity in earnings of limited partnerships	1,169	—
Other expense, net	(25,001)	(24,180)

Total other income (expenses), net	1,455,022	(808,188)

Minority interest earnings in partnership	(51,800)	—

Loss from continuing operations	(6,308,239)	(5,526,543)

Discontinued operations
Income from operations of discontinued component, net of loss on disposal of $12,366 in 2004	133,144	204,798

Net loss	(6,175,095)	(5,321,745)

Preferred stock dividends	(606,100)	(738,085)

Net loss attributable to common stockholders	$(6,781,195)	$(6,059,830)

Earnings per share:

Net loss	$(6,175,095)	$(5,321,745)

Weighted average common shares outstanding	8,602,149	8,602,149

Net loss per share from continuing operations	$(0.733)	$(0.642)

Net income per share from discontinued operations	$0.015	$0.024

Net loss per share — basic	$(0.718)	$(0.618)

Net loss per share — diluted	$(0.718)	$(0.618)

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2004 and 2003

	Redeemable Convertible Preferred Stock								Common Stock		Common Stock						Additional
	Series A		Series A-1		Series A-2		Series B		IPS		Class A		Class B		Class C		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit
Balance, January 1, 2003	175,000	$997,500	71,028	$361,527	1,982,500	$11,035,917	334,375	$476,484	2,969,496	$2,969	—	$—	—	$—	—	$—	$9,392,358	(111,817)	$(625,000)	$(17,175,222)

Dividends accrued and unpaid	—	—	—	—	—	738,085	—	—	—	—	—	—	—	—	—	—	—	—	—	(738,085)

Exchange of shares of Series A-2 preferred for subordinated convertible debenture	—	—	—	—	(329,500)	(1,318,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Treasury stock reacquired	—	—	—	—	—	—	—	—	(147,996)	(148)	—	—	—	—	—	—	148	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,321,745)

Balance, December 31, 2003	175,000	$997,500	71,028	$361,527	1,653,000	$10,456,002	334,375	$476,484	2,821,500	$2,821	—	$—	—	$—	—	$—	$9,392,506	(111,817)	$(625,000)	$(23,235,052)

Acquisition and restructuring transactions (Note 3)	(175,000)	(997,500)	(71,028)	(361,527)	(1,653,000)	(11,062,102)	(334,375)	(476,484)	(2,821,500)	(2,821)	8,602,149	8,602	11,482,261	11,482	1,575,760	1,576	47,210,280	102,677	586,682	—

Dividends accrued and unpaid	—	—	—	—	—	606,100	—	—	—	—	—	—	—	—	—	—	—	—	—	(606,100)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,554,118)

Balance, December 31, 2004	—	$—	—	$—	—	$—	—	$—	—	$—	8,602,149	$8,602	11,482,261	$11,482	1,575,760	$1,576	$56,602,786	(9,140)	$(38,318)	$(29,395,270)

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2004 and 2003

	Additional
	Paid-in	Treasury Stock		Accumulated	Stockholders’
	Capital	Shares	Amount	Deficit	Equity (Deficit)

Balance, January 1, 2003	$9,392,358	(111,817)	$(625,000)	$(17,175,222)	$(8,404,895)

Dividends accrued and unpaid	—	—	—	(738,085)	(738,085)

Exchange of shares of Series A-2 preferred for subordinated convertible debenture	—	—	—	—	—

Treasury stock reacquired	148	—	—	—	—

Net loss	—	—	—	(5,321,745)	(5,321,745)

Balance, December 31, 2003	$9,392,506	(111,817)	$(625,000)	$(23,235,052)	$(14,464,725)

Acquisition and restructuring transactions (Note 3)	47,210,280	102,677	586,682	—	47,815,801

Dividends accrued and unpaid	—	—	—	(606,100)	(606,100)

Net loss	—	—	—	(6,175,095)	(6,175,095)

Balance, December 31, 2004	$56,602,786	(9,140)	$(38,318)	$(30,016,247)	$26,569,881

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2004	2003
Operating activities
Net loss	$(6,175,095)	$(5,321,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for impairment of intangible assets	4,795,482	2,598,029
Provision for doubtful accounts	1,126,536	1,758,819
Depreciation and amortization	730,605	643,371
Amortization of debt issuance costs	5,133	22,984
Gain on forgiveness of debt	(2,454,485)	—
Loss on disposition of discontinued component	12,366	—
Changes in operating assets and liabilities:
Accounts receivable	(761,829)	(2,412,037)
Inventory	(59,519)	1,985
Prepaid expenses and other assets	265,887	(66,725)
Other assets	(19,268)	(55,635)
Accounts payable and accrued expenses	(519,608)	416,011
Deferred revenues	141,749	90,135

Net cash used in operating activities	(2,912,046)	(2,324,808)

Investing activities
Purchase of property and equipment	(282,422)	(16,428)
Net proceeds from merger transaction	2,090,677	—

Net cash provided by (used in) investing activities	1,808,255	(16,428)

Financing activities
Net borrowings (repayments) of capital lease obligations	19,017	(75,665)
Net repayments on line of credit	—	(191,672)
Net borrowings (repayments) of notes payable	1,900,000	(917,691)
Net borrowings (repayments) of other obligations	(162,912)	3,567,662

Net cash provided by financing activities	1,756,105	2,382,634

Net increase in cash and cash equivalents	652,314	41,398

Cash and cash equivalents, beginning of year	49,532	8,134

Cash and cash equivalents, end of year	$701,846	$49,532

The accompanying notes are an integral part of these financial statements.

Note 1. Organization and Accounting Policies

     Orion HealthCorp, Inc. (formerly SurgiCare, Inc. “SurgiCare”) (“Orion” or the “Company”) and its subsidiaries maintain their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed by the Company and its subsidiaries and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Description of Business

Surgery and Diagnostic Centers

     SurgiCare, Inc. was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. (“TCI”). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare, Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers (“ASCs”). On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas Corporation (“Bellaire”), in exchange for the issuance of 9.86 million shares of SurgiCare’s common stock (now 986,000 shares of Class A Common Stock after giving effect to the Reverse Stock Split and Reclassification) and 1.35 million shares of SurgiCare’s Series A Redeemable Preferred Stock, par value $.001 per share, to the holders of Bellaire’s common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. On December 15, 2004, the Company changed its name to Orion HealthCorp, Inc.

     As of December 31, 2004, Orion owned a majority interest in three surgery centers and a minority interest as general partner in one additional center. Three of the centers are located in Texas and one is located in Ohio. In limited circumstances, Orion, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company’s ASCs perform various types of procedures including: orthopedic surgery, colonoscopy, ophthalmic laser surgery, pain injections and various pediatric surgeries. The most common procedures performed in our ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. Orion also owns a 100% interest in an open magnetic resonance imaging (“MRI”) center in Ohio, which opened in July 2004. The open MRI center performs diagnostic procedures using MRI technology.

Integrated Physician Solutions

     Integrated Physician Solutions, Inc. (“IPS”), a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. IPS’s subsidiary, IntegriMED, Inc. (“IntegriMED”), is a provider of technology solutions for physicians, including a comprehensive suite of integrated business and clinical software applications. The Pediatric Physician Alliance (“PPA”) division of IPS manages pediatric medical clinics.

     IntegriMED represents a practical approach to providing medical groups with business and clinical software solutions that address day-to-day operational requirements and regulatory compliance. IntegriMED provides software and technology solutions for physicians through an application service provider (“ASP”) model. Rather than independently developing a stand-alone software application, IPS identified proven and effective physician practice software solutions and developed an architecture that brought these applications together in a single, integrated management system. The IntegriMED system enables IPS to add new applications as required to respond to changing business and regulatory burdens and allows IPS to deliver these applications to its clients over the Internet resulting in a cost-effective means of delivering and accessing the applications.

     PPA is an experienced and innovative provider of healthcare management services dedicated to the practice of pediatrics. PPA has been building a tested record of helping medical practices lower costs and improve financial performance since 1996. As of December 31, 2004, PPA managed 13 practice sites, representing seven medical groups in California, Illinois, Ohio and New Jersey. PPA provides business management and administrative services to the affiliated medical groups. These services include human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services. The affiliated physicians, who are all employed by separate corporations, provide all clinical and patient care related services. There is a standard forty-year contract between PPA and the various affiliated medical groups whereby the physicians are compensated after all practice expenses and a management fee is paid to PPA.

     IPS owns all the assets used in the operation of the medical groups and the physicians, who were equity owners in IPS, are now equity owners in Orion. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice, for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians as a salary and treated as an expense on IPS’s accounting records.

Medical Billing Services

     Medical Billing Services, Inc. (“MBS”) is based in Houston, Texas and was incorporated in Texas on October 16, 1985. Dennis Cain Physician Solutions, Ltd. (“DCPS”) is based in Houston, Texas and was organized as a Texas limited liability company on September 16, 1998. DCPS reorganized as a Texas limited partnership on August 31, 2003. Orion acquired MBS and DCPS in the DCPS/MBS Transaction, which is described in Note 3, Acquisition and Restructuring Transactions. Subsequent to the DCPS/MBS Transaction, DCPS has operated as a subsidiary of MBS. MBS and DCPS provide practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. Any descriptions of MBS include the business and operations of DCPS.

     MBS provides services to approximately 58 customers throughout Texas. These customers include anesthesiologists, pathologists, radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ASCs.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. As described in Note 3, Acquisition and Restructuring Transactions, Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of the Company’s surgery and diagnostic center business and MBS (which includes DCPS) commencing on December 15, 2004. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

     The Company’s surgery and diagnostic center business recognizes revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, SurgiCare tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. SurgiCare is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the period ended December 31, 2004.

     IPS records revenue based on patient services provided by its affiliated medical groups and for services provided by IntegriMED to its customers. Net patient service revenue is impacted by billing rates, changes in current procedural terminology (“CPT”) code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’ affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the years ended December 31, 2004 and 2003.

     IntegriMED generates revenue based on fees charged to its customers for training, implementation, subscription services and administrative fees for management of employee benefit programs. Deferred revenue is recorded at the execution of a contract for the training and implementation fees billed and deposits collected from the customer, representing amounts to be recognized as revenue in future periods. Training and implementation fee revenues are recognized once the applicable software systems are installed and operational and are charged at a quoted daily rate plus expenses. Subscription fee revenues, which are billed on a monthly basis, are recognized based on contractual fee schedules in the period the services are provided. Employee benefit administrative fee revenues are recognized in the period the services are provided.

     MBS earns revenues based on the collection of MBS’s customers’ receivables. Revenues are recognized during the period in which collections were received.

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

Property and Equipment

     Property and equipment are presented at cost. Depreciation and amortization are computed at rates considered sufficient to amortize the cost of the assets, using the straight-line method over their estimated useful lives as follows:

Office furniture and equipment	5-7 years
Medical and surgical equipment	5-7 years
Leasehold improvements	3 years or remaining life of lease
Computer equipment and software	3-7 years
Transportation equipment	5 years

Investment in Limited Partnerships

     As of December 31, 2004, the Company owns a 10% general partnership interest in San Jacinto Surgery Center, Ltd., a Texas limited partnership (“San Jacinto”). The investment is accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     The general partnership interest was accounted for as an investment in limited partnership due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, the Company could not consolidate its interest in an entity in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, and capital expenditure and debt approval by limited partners and the general form versus substance analysis.

Segments and Related Information

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has four reportable segments – PPA, IntegriMED, the Company’s surgery and diagnostic centers and MBS. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. The Company’s reportable segments consist of: (i) PPA, the pediatric medical groups that provide patient care operating under management services agreements (“MSAs”); (ii) IntegriMED, a provider of access to applications and services to physicians and medical groups; (iii) the Company’s surgery and diagnostic centers; and (iv) MBS, which provides practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. Management chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and HIPAA.

Goodwill

     Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

     The Company adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141.

     As part of the acquisition and restructuring transactions that closed on December 15, 2004 and are detailed in Note 3, Acquisition and Restructuring Transactions, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. Please see also Note 4, Goodwill and Intangible Assets.

Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A valuation allowance is provided to reduce deferred tax assets to the level where it is more than likely that such assets will not be realizable.

Stock Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

     The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

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

	2004	2003
Net loss — as reported	$(6,175,095)	$(5,321,745)

Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards), net of tax effect	(155,245)	(210,900)

Net loss — pro forma	$(6,330,340)	$(5,532,645)

Net Loss per share:
Basic — as reported	$(0.72)	$(0.62)
Basic — pro forma	$(0.74)	$(0.64)
Diluted — as reported	$(0.72)	$(0.62)
Diluted — pro forma	$(0.74)	$(0.64)

No options were granted to employees in 2004 or 2003. The information for 2003 relates to SurgiCare prior to the acquisition and restructuring transactions.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 (as revised in December 2003) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity as risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, FIN 46 is applicable by the end of the first reporting period after March 15, 2004 for enterprises that are not small business issuers and December 15, 2004 for enterprises that are small business issuers. Orion has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

     In November 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“EITF 03-13”). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately:

•	FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Archives Provided by the American Jobs Creation Act of 2004,” giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

•	FAS 109-2 “Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” providing guidance on the Act’s repatriation provision.

     The adoption of FAS 109-1 and FAS 109-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

     Certain reclassifications have been made in the 2003 financial statements to conform to the reporting format in 2004. Such reclassifications had no effect on previously reported earnings.

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

Note 2 – Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, the Company incurred substantial operating losses during 2004. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt, most recently by completing a series of acquisition and restructuring transactions, which occurred in December 2004 and are described in Note 3, Acquisition and Restructuring Transactions. In connection with the closing of these transactions, the Company entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement by and among Orion, certain of its affiliates and subsidiaries, and HBCC, which is described in Note 3, Acquisition and Restructuring Transactions, under the caption “New Line of Credit.” In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities. Orion restructured such debt facilities on substantially the same terms described in the proxy statement filed by SurgiCare on September 10, 2004 (the “Proxy Statement”), which resulted in a decrease in aggregate debt owed to DVI Business Credit Corp. and DVI Financial Services, Inc. from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing. (See Note 3, Acquisition and Restructuring Transactions, under the caption “Debt Restructuring Transaction.”) In addition to the Closing, on March 16, 2005, Brantley IV loaned Orion an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. Although the final terms of the loans have not been determined, it is anticipated that the principal and interest on the loans will be convertible, at the option of Brantley IV, into shares of Class A Common Stock. The loans bear simple interest at a rate of 9% per annum. Principal and interest will be payable in full upon maturity of the respective loans, which will be on or about the first anniversary of the date of the loan. The loans are junior to all of Orion’s other indebtedness for borrowed money and rank pari passu with Orion’s unsecured trade payables. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV.

     As of December 31, 2004, the Company’s existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. The Company has a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ambulatory surgery centers. A fundamental component of Orion’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. The Company will begin to divest certain non-core assets and use the proceeds and expense reductions to repay debt, provide working capital and fund growth. In addition, the Company will cease investment in business lines that do not complement the Company’s strategic plans and will redirect financial resources and company personnel to areas that management believes enhances long-term growth potential. Presently, the Company is evaluating strategic alternatives for its software services business. The Company does not anticipate a significant reduction of revenue as a result of the implementation of these strategic initiatives. However, Orion anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions currently duplicated at the Company’s Houston and Atlanta facilities.

     The Company intends to continue to manage its use of cash. However, the Company’s business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company’s cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company’s existing stockholders.

Note 3. Acquisition and Restructuring Transactions

     On November 18, 2003, the Company entered into an agreement and plan of merger with IPS, which was amended and restated on February 9, 2004, and further amended on July 16, 2004 and on September 9, 2004 (the “IPS Merger Agreement”), relating to the Company’s acquisition of IPS (the “IPS Merger”). On February 9, 2004, the Company entered into an agreement and plan of merger with DCPS and MBS, which was amended and restated on July 16, 2004, and further amended on September 9, 2004 and on December 15, 2004 (the “DCPS/MBS Merger Agreement”), relating to the Company’s acquisition of MBS and DCPS (the “DCPS/MBS Transaction”). The Company completed the IPS Merger and the DCPS/MBS Transaction on December 15, 2004. As a result of the IPS Merger and the DCPS/MBS Transaction, IPS, MBS and DCPS became wholly-owned subsidiaries of the Company.

     On December 15, 2004, and simultaneous with the consummation of the IPS Merger and DCPS/MBS Transaction, the Company consummated its previously disclosed restructuring transactions, (the “Closing”), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the “Reverse Stock Split”), created three new classes of common stock and changed its name. The Company’s common stock was converted to Orion Class A Common Stock (the “Reclassification”). The Company also created Class B and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

The Acquisitions

Acquisition of IPS

     In connection with the IPS Merger, IPS equityholders and certain IPS debtholders received an aggregate of 4,470,654 shares of the Company’s Class A Common Stock. This number approximately equaled the total number of shares of Class A Common Stock outstanding on a fully-diluted basis immediately prior to closing the IPS Merger and the other transactions consummated at the Closing.

     The IPS Merger has been treated as a “reverse acquisition” for accounting purposes. SFAS No. 141 requires that, in a business combination effected through the issuance of shares or other equity interests, as in the case of the IPS Merger, a determination be made as to which entity is the accounting acquirer. This determination is principally based on the relative voting rights in the combined entity held by existing stockholders of each of the combining companies, the composition of the board of directors of the combined entity, and the expected composition of the executive management of the combined entity. Based on an assessment of the relevant facts and circumstances existing with respect to the IPS Merger, it has been determined that IPS is the acquirer for accounting purposes, even though IPS is a subsidiary of Orion.

     Accordingly, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS’s historical results have become those of the combined company. Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of the Company’s surgery and diagnostic center business and MBS (which includes DCPS) commencing on December 15, 2004.

     Following is a summary of the purchase price calculation related to the IPS Merger, along with the resulting allocation of the fair value of the Company’s historical net assets to identifiable intangible assets and goodwill:

Purchase price includes:

		Purchase
		Price
Market capitalization of SurgiCare at effective date of Merger:
SurgiCare outstanding shares of Class A Common Stock	38,207,183
Market price per share (assuming measurement date of December 14, 2004)	$0.290	$11,080,083
Direct merger transaction costs		1,698,768

Total purchase price		$12,778,851

Allocated as follows:

Fair Value
Cash	$255,963
Receivables	1,306,943
Inventory	332,455
Other current assets	(1,586,203)
Property and equipment	2,880,515
Investments/other	445,470
Merger Goodwill and Identifiable intangible assets	19,590,223
Debt	(5,792,052)
Accounts payable-trade and accruals	(4,654,463)

Net assets acquired	$12,778,851

As of December 15, 2004, identifiable intangible assets and goodwill related to SurgiCare were as follows:

Joint venture interest — surgery and diagnostic centers	$8,190,179
Management contracts — surgery and diagnostic centers	5,040,137
Joint venture interest — MRI	1,862,723
Management contracts — MRI	427,880
Non-compete agreements	179,845
Trained workforce (to be classified with goodwill for financial statement purposes)	590,580
Public shareholder list (to be classified with goodwill for financial statement purposes)	500,000
Goodwill	2,798,879

Total goodwill and identifiable intangible assets	$19,590,223

     The acquisition cost has been allocated to identifiable intangible assets and goodwill based on an independent appraisal of fair values. The acquired intangible assets will be amortized over five to 7.5 years as follows:

		Useful
		Life
Joint venture interest — surgery and diagnostic centers	$8,190,179	7.5 years (average contract life)
Management contracts — surgery and diagnostic centers	5,040,137	7.5 years (average contract life)
Joint venture interest — MRI	1,862,723	5 years (average contract life)
Management contracts — MRI	427,880	5 years (average contract life)
Non-compete agreements	179,845	5 years (contract life)
Trained workforce (to be classified with goodwill for financial statement purposes)	590,580	Not amortized
Public shareholder list (to be classified with goodwill for financial statement purposes)	500,000	Not amortized
Goodwill	2,798,879	Not amortized

Total goodwill and identifiable intangible assets	$19,590,223

Acquisition of DCPS and MBS

     In connection with the DCPS/MBS Transaction, holders of MBS common stock, DCPS limited partnership interests and Dennis Cain Management, LLC (“DCM”) limited liability company interests received an aggregate of $3,000,000 in cash, promissory notes of Orion in the aggregate principal amount of $1,000,000 and 1,575,760 shares of the Company’s Class C Common Stock. The purchase price is subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly-formed company and its predecessors in 2004 and 2005. Pursuant to the DCPS/MBS Merger Agreement the adjustments will be based on whether DCPS and MBS, on a combined basis, meet an EBITDA target of $2 million for the fiscal years ended December 31, 2004 and 2005. In addition, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the DCPS and MBS equity, and the MBS and DCPS equityholders may receive other payments as described in the Proxy Statement.

     Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the conversion. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor is one (one share of Class C Common Stock converts into one share of Class A Common Stock).

     If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock. The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the equity financing.

     Since the consideration for this transaction exceeded the fair value of the net assets of MBS (including DCPS) at the time of the purchase, a portion of the purchase price was allocated to identifiable intangible assets. Following is a summary of the purchase price calculation related to the DCPS/MBS Transaction, along with the resulting allocation of the fair value of MBS’s historical net assets to identifiable intangible assets:

Purchase price includes:

Cash, at closing	$3,000,000
Note Payable — post-closing cash	578,577
Note Payable (8% interest)	1,000,000
Common Stock — Class A and C	5,780,313
Liabilities assumed	354,213

Total purchase price	$10,713,103

Allocated as follows:

	Historical		As
	NBV	Adjustments	Adjusted

Cash	$155,168	$—	$155,168
Accounts receivable-trade and other	1,172,757		1,172,757
Other current assets	44,412		44,412

Total current assets	1,372,337	—	1,372,337

Property and equipment	169,477		169,477
Identifiable intangible assets		9,517,934	9,517,934
Other assets	7,569		7,569

Total assets	1,549,383	9,517,934	11,067,317

Accounts payable and accruals	(685,492)	363,882	(321,611)
Long-term debt and capital leases	(32,603)		(32,603)

Net assets acquired	$831,288	$9,881,816	$10,713,103

The $363,882 adjustment to accrued expenses represents excess accrued vacation and bonuses not assumed by the Company as part of the transaction.

As of December 15, 2004, identifiable intangible assets related to MBS are estimated to be as follows:

Client relationships	$6,535,521
Non-compete agreement	1,542,704
Acquired software	500,000
Trained workforce (to be classified with goodwill for financial reporting purposes)	939,709

Total identifiable intangible assets	$9,517,934

     The acquisition cost has been allocated to intangible assets based on an independent appraisal of fair values. The acquired intangible assets will be amortized over five to ten years as follows:

		Useful
		Life
Client relationships	$6,535,521	10 years (average client term)
Non-compete agreements	1,542,704	5 years (contract life)
Acquired software	500,000	5
Trained workforce (to be classified with goodwill for financial statement purposes)	939,709	Not amortized
Total identifiable intangible assets	$9,517,934

     The following unaudited pro forma financial information reflects the consolidated results of operations of the Orion as if the IPS Merger and the DCPS/MBS Transaction had taken place on January 1, 2003. The pro forma information includes primarily adjustments for issuances of new equity securities for cash and contribution of outstanding debt, the restructuring of the Company’s debt facilities, and the Reverse Stock Split. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions taken place on the assumed date.

	2004	2003
	Pro Forma *	Pro Forma
Net operating revenues	$36,727,543	$41,681,144
Net loss	$(13,827,544)	$(14,818,725)
Weighted average shares outstanding	21,660,649	20,230,867
Net loss per share — primary	$(0.64)	$(0.73)

Net loss per share — diluted	$(0.64)	$(0.73)

*	Includes the results of SurgiCare, IPS and DCPS for the twelve months ended December 31, 2004 and the results of MBS for the twelve months ended September 30, 2004.
Includes one-time charges for impairment in 2004.

Issuance of Class B Common Stock

     On December 15, 2004, Orion issued 11,482,261 shares of its Class B Common Stock (the “Investment Transaction”) to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Closing owed to a subsidiary of Brantley Partners IV, L.P. (“Brantley IV”) by SurgiCare and IPS on amounts advanced prior to October 24, 2003 (the “Base Bridge Interest Amount”). At the Closing, Orion used $5,908,761 to pay off the debt owed to the subsidiary of Brantley IV.

     Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the conversion. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. The conversion factor is calculated based on a number equal to one plus the quotient of $1.15 plus 9% per annum (not compounded), divided by the fair market value of the Class A Common Stock (which is determined by reference to the prices at which Class A Common Stock trades immediately prior to the conversion). Therefore, so long as the Class B Common Stock has not yet received a full return of its purchase price less the Base Bridge Interest Amount and a 9% rate of return, if the market value of a share of Class A Common Stock increases, a share of Class B Common Stock will convert into fewer shares of Class A Common Stock, and if the market value of Class A Common Stock shares decreases, a share of Class B Common Stock will convert into more shares of Class A Common Stock. The initial conversion factor was approximately 1.28 (one share of Class B Common Stock converts into approximately 1.28 shares of Class A Common Stock). As of March 31, 2005, the conversion factor was approximately 2.24216582553 shares (one share of Class B Common Stock converts into approximately 2.24216582553 shares of Class A Common Stock.

     Additionally, the Company used $3,683,492 of the proceeds of the transaction to repay a portion of the indebtedness to unaffiliated third parties and restructured additional existing indebtedness.

     Pursuant to the Amended and Restated Stock Subscription Agreement dated February 9, 2004, as amended on July 16, 2004 (the “Stock Subscription Agreement”), Brantley IV or its assignees agreed to subscribe for and purchase from SurgiCare the 11,482,261 shares in consideration for $10,000,000 plus the Base Bridge Interest Amount. In connection with consummation of the transactions, Brantley IV entered into a Supplemental Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and each of the investors listed on Schedule I thereto, who are affiliates of Brantley IV, pursuant to which such investors acquired $1,000,000 worth of the Class B Common Stock which Brantley IV had agreed to purchase pursuant to the Stock Subscription Agreement and Brantley IV agreed to assign its right to acquire such shares. Accordingly, Brantley IV’s potential ownership was decreased by the number of shares valued at $1,000,000, after taking into account the additional investment pursuant to the Second Amendment and Supplement to Stock Subscription Agreement described below, or 861,491 shares of Class B Common Stock.

     In addition, Brantley IV entered into a Second Amendment and Supplement to Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and each of the investors listed on Schedule I thereto (the “Additional Investors”), which include Brantley Capital Corporation (“Brantley Capital”), pursuant to which such investors purchased a portion of the shares of the Class B Common Stock for which Brantley IV had subscribed in consideration for an aggregate investment of $3,200,000, which was in addition to the Brantley IV purchase price of $10 million plus the Base Bridge Interest Amount. The 2,756,774 shares of Class B Common Stock issued to the Additional Investors were deducted from the total number of shares of Class B Common Stock that were to be issued to Brantley IV under the Stock Subscription Agreement. Each investor received its pro rata portion of the total number of shares of Class B Common Stock. Accordingly, the investment by the Additional Investors did not change the total number of shares of Class B Common Stock issued pursuant to the Stock Subscription Agreement. However, the investment by the Additional Investors did increase the total purchase price, and the purchase price per share, for the shares of Class B Common Stock issued under the Stock Subscription Agreement. The increase in purchase price resulted in an increase in the number of shares of Class A Common Stock issuable upon conversion of the shares of Class B Common Stock.

     The shares received by Brantley IV, Brantley Capital and its co-investors constitute approximately 69.6% of Orion’s outstanding equity after the Closing on an as-converted basis. Brantley IV also received the option to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing.

Debt Restructuring Transaction

     On August 25, 2003, the Company’s lenders, DVI Business Credit Corporation and DVI Financial Services, Inc. (collectively, “DVI”), announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. Both IPS and SurgiCare had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, both IPS and

SurgiCare negotiated a discount on the term loans and a buy-out of the revolving lines of credit. As part of that agreement, the Company executed a new loan agreement with US Bank Portfolio Services (“USBPS”), as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. Additionally, as part of that transaction, the Company entered into a new secured two-year revolving line of credit with Healthcare Business Credit Corporation (“HBCC”), which was used to pay-off the DVI revolving lines of credit. The transaction, which occurred at Closing, is as follows:

Outstanding loans to DVI (USBPS as Servicer):

	Term Loans	Revolver	Total

IPS	$2,818,614	$2,526,006	$5,344,620
SurgiCare	3,713,434	1,812,647	5,526,081

Total	6,532,048	4,338,653	10,870,701
Negotiated discount on loans (gain on debt restructure)	(3,396,195)	(1,560,690)	(4,956,885)

Bank debt outstanding at close	3,135,853	2,777,963	5,913,816

Payment due at closing		(2,000,000)	(2,000,000)

Balance after closing	$3,135,853	$777,963	$3,913,816

IPS portion of gain on debt restructure	49.2%		$2,437,071
SurgiCare portion of gain on debt restructure	50.8%		2,519,814

			$4,956,885

     The gain on the cancellation of debt of $4,956,885 (net of accrued interest totaling $24,597 related to a 60-day extension of the original settlement agreement with USBPS) has been allocated based on the historical note balances of IPS and SurgiCare. The gain allocated to SurgiCare reduced the amount of debt assumed in the purchase price calculation, along with the resulting allocation of the fair value of the Company’s historical net assets to intangible assets and goodwill. The gain allocated to IPS (net of $12,093 in accrued interest) totaled $2,424,978 for the year ended December 31, 2004.

New Line of Credit

     Orion also entered into a new secured two-year revolving credit facility pursuant to a Loan and Security Agreement, dated as of December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and HBCC (the “Loan and Security Agreement”). Under this facility, up to $4,000,000 of loans may be made available to Orion, subject to a borrowing base. Orion borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is the prime rate plus 3%. Upon an event of default, HBCC can accelerate the loans or call the Guaranties described below. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

     Orion issued warrants for the purchase of an aggregate of 25,000 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV and Brantley Capital in consideration for a guaranty by Brantley IV and Brantley Capital in connection with the new credit facility. Pursuant to the Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guaranty in the amount of $3,272,727. Pursuant to the Guaranty Agreement (the “Brantley Capital Guaranty”), dated as of December 15, 2004, provided by Brantley Capital to HBCC, Brantley Capital agreed to provide a deficiency guarantee in the amount of $727,273. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. Although the final terms of the loans have not been determined, it is anticipated that the principal and interest on the loans will be convertible, at the option of Brantley IV, into shares of Class A Common Stock. The loans bear simple interest at a rate of 9% per annum. Principal and interest will be payable in full upon maturity of the respective loans, which will be on or about the first anniversary of the date of the loan. The loans are junior to all of Orion’s other indebtedness for borrowed money and rank pari passu with Orion’s unsecured trade payables. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, Brantley IV is a principal stockholder of Orion and holds approximately 41.2% of the outstanding voting stock of Orion on an as converted basis.

     Additionally, as part of this transaction, the Company has entered into an agreement with HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000.

     The parties are currently negotiating the definitive transaction agreements with respect to the Brantley IV loans.

Note 4. Goodwill and Intangible Assets

     Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

     The Company adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141. In the third quarter of 2003, IPS tested the intangible assets for impairment using several different methodologies, including comparisons of the medical groups’ EBITDA, sales multiples of EBITDA, terminal value to intangible assets and present value of future cash flows. As a result, IPS recorded a $2,598,029 charge for impairment of intangible assets, primarily related to the agreement signed on September 19, 2003, which released PediApex Heart Center for Children, P.A. (the “Heart Center”) from the MSA on December 31, 2004. IPS has also determined that, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component did not qualify for discontinued operations treatment until it was disposed of at the end of 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued component, net of loss on disposal’ in 2004 and 2003.

     As part of the acquisition and restructuring transactions that closed on December 15, 2004 and are detailed in Note 3, Acquisition and Restructuring Transactions, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed the ASC operated by Bellaire (the “Bellaire ASC”)and consolidated its operations with the operations of SurgiCare Memorial Village, L.P. (“Memorial Village”). The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close the Bellaire ASC and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004.

     On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement”) with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

     The changes in the carrying amount of goodwill and intangible assets for the years ended December 31, 2004 and 2003 are as follows:

Balance, January 1, 2003		$10,897,357
Amortization expense		(485,871)
Charge for impairment – Heart Center		(2,598,029)

Balance, December 31, 2003		7,813,457

Amortization expense		(496,469)
Goodwill and identifiable intangible assets related to the IPS Merger:
Joint venture interest – surgery and diagnostic centers	$8,190,179
Management contracts – surgery and diagnostic centers	5,040,137
Joint venture interest – MRI	1,862,723
Management contracts – MRI	427,880
Non-compete agreements	179,845

Total identifiable intangible assets related to the IPS Merger	15,700,764

Trained workforce (to be classified with goodwill for financial statement purposes)	590,580
Public shareholder list (to be classified with goodwill for financial statement purposes)	500,000
Goodwill	2,798,879

Total goodwill and unamortizable identifiable intangible assets related to the IPS Merger	3,889,459

Total goodwill and identifiable intangible assets related to the IPS Merger		19,590,223

Identifiable intangible assets related to the DCPS/MBS Transaction:
Client relationships	6,535,521
Non-compete agreement	1,542,704
Acquired software	500,000

Total identifiable intangible assets related to the DCPS/MBS Transaction	8,578,225

Trained workforce (to be classified with goodwill for financial statement purposes)	939,709

Total unamortizable identifiable intangible assets related to the DCPS/MBS Transaction	939,709

Total identifiable intangible assets related to the DCPS/MBS Transaction		9,517,934

Charge for impairment – Bellaire
Joint venture interest – surgery and diagnostic centers	(2,773,529)
Management contracts – surgery and diagnostic centers	(1,240,526)
Goodwill	(76,500)

Total charge for impairment – Bellaire		(4,090,555)

Charge for impairment – CARDC
MSAs	(704,927)

Total charge for impairment – CARDC		(704,927)

Goodwill – income tax benefit		620,977
Balance, December 31, 2004		$32,250,640

Future annual amortization of the Company’s identifiable intangible assets for the next five years is as follows:

Fiscal year ending	Amount
2005	$3,106,032
2006	3,106,032
2007	3,106,032
2008	3,106,032
2009	3,068,422
$15,492,551

Note 5. Earnings per Share

     Basic earnings per share are calculated on the basis of the weighted average number of Class A common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the exercise of stock options and warrants using the treasury stock method, conversion of debt and conversion of Class B and Class C common shares.

	For the Years Ended
	December 31,
	2004		2003
Basic loss per share:

Net loss	$(6,175,095)		$(5,321,745)

Weighted average common shares outstanding	8,602,149		8,602,149
Dilutive stock options and warrants	(a	)	(a )
Convertible notes	(b	)	(b )
Class B Common Stock	(c	)
Class C Common Stock	(d	)
Weighted average common shares outstanding for diluted net loss per share	8,602,149		8,602,149

Net loss per share from continuing operations	$(0.733)		$(0.642)
Net loss per share from discontinued operations	$0.015		$0.024

Net loss per share — basic	$(0.718)		$(0.618)

Net loss per share — diluted	$(0.718)		$(0.618)

     The following potentially dilutive securities are not included in the 2004 and 2003 calculation of weighted average common shares outstanding for diluted net earnings per share, because their effect would be anti-dilutive due to the net loss for the year:

a)	789,845 and 965,430 options and warrants were outstanding at December 31, 2004 and 2003, respectively. The information for 2003 relates to SurgiCare prior to the acquisition and restructuring transactions.

b)	$320,000 and $470,000 of notes were convertible into Class A Common Stock as of December 31, 2004 and 2003 respectively. The conversion price was equal to $3.50 per share until January 31, 2004. Subsequent to that date, the conversion price is equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date. The information for 2003 relates to SurgiCare prior to the acquisition and restructuring transactions.

c)	11,482,261 shares of Class B Common Stock were outstanding at December 31, 2004. The conversion mechanism for the Class B Common Stock is explained in Note 3, Acquisition and Merger Transactions, under the caption “Issuance of Class B Common Stock.”

d)	1,575,760 shares of Class C Common Stock were outstanding at December 31, 2004. The conversion mechanism for the Class C Common Stock is explained in Note 3, Acquisition and Restructuring Transactions, under the caption “Acquisition of DCPS and MBS.”

Note 6. Long-Term Debt and Lines of Credit

     Long-term debt as of December 31, 2004 and 2003 is as follows:

	2004	2003
Promissory note due to sellers of MBS, bearing interest at 8%, interest payable monthly or on demand, matures December 15, 2007	$1,000,000	$—

Working capital loan due to sellers of MBS, non-interest bearing, due on demand	383,112	—

Term loan with a financial institution, non-interest bearing, matures November 15, 2010 [1]	3,135,853	—

	2004	2003

Revolving line of credit with a financial institution, bearing interest at 6.5%, interest
payable monthly or on demand, $500,000 matures December 2005 and $287,650 matures June 2006 [1]	787,650	—

$4,000,000 revolving line of credit, bearing interest at prime (5.25% at December 31, 2004) plus 3%, interest payable monthly, matures December 14, 2006	1,316,937	—

Convertible notes, bearing interest at 18%, interest payable monthly, matured October 2004	320,000	—

Note due to a related party, bearing interest at 6%, interest payable monthly, matures November 24, 2005	50,000	—

Insurance financing note payable, bearing interest at 5.25%, interest payable monthly, matures January 2005	7,621	—

Demand notes due to a related party, bearing interest at 15% [2]	—	1,271,171

Demand notes due to related party, bearing interest at 15% [2]	—	667,445

Demand notes due to related party, bearing interest at 10% [2]	—	990,000

Demand notes due to related party, bearing interest at 8% [2]	—	1,318,000

Term loan with a financial institution, bearing interest at the 31-day treasury note rate, interest payable monthly, originally scheduled to mature on March 25, 2008 [1]	—	2,740,937

$5,000,000 revolving line of credit with a financial institution, secured by accounts receivable bearing interest at prime (4.00% at December 31, 2003) plus 2.35%, interest payable monthly [1]	—	2,454,430

Total	$7,001,173	$9,441,983
Less: current portion	(2,762,334)	(7,231,054)

Total long-term debt	$4,238,839	$2,210,929

[1]	$5,000,000 revolving line of credit with a financial institution, secured by accounts receivable, bearing interest at prime (4.00% at December 31, 2003) plus 2.35%, interest payable monthly. The DVI Financial Services, Inc. revolving line of credit was renegotiated with US Bank Portfolio Services on June 18, 2004 and scheduled to mature on August 15, 2004 pursuant to the intended closing date of the acquisition and restructuring transactions detailed in Note 3, Acquisition and Restructuring Transactions. Amendment No. 1 to the restated loan agreement was executed August 13, 2004 to extend the closing date of the transactions to December 15, 2004. Consideration was required for the extension in the following amounts and due dates: $12,500 due on or before September 15, 2004; $12,500 due on the earlier to occur of the closing date of the transaction or October 15, 2004 and in the event the closing date of the transaction occurs after October 15, 2004 and no later than December 15, 2004, an amount equal to the number of elapsed days between October 15, 2004 and the closing date of the transactions multiplied by $403.23.

[2]	These notes were affected by the acquisition and restructuring transactions consummated on December 15, 2004, which are described in Note 3, Acquisition and Restructuring Transactions.

Future aggregate annual maturities of long-term debt are as follows:

Fiscal year ending	Amount
2005	$2,762,334
2006	194,550
2007	1,457,360
2008	457,360

Fiscal year ending	Amount
2009	457,360
2010	1,672,209

7,001,173
Less: current portion	(2,762,334)

$4,238,839

Note 7. Capital Lease Obligations

     The Company has entered into several leases for computer software and hardware. These leases are accounted for as capital leases.

     Future lease payments are as follows:

Fiscal year ending	Amount
2005	$296,853
2006	254,550
2007	227,704
2008	99,142
2009	5,013
883,262

Less: amounts representing interest	(84,510)

Present value of minimum lease payments	798,752
Less: current portion of capital lease	(258,478)

Capital lease obligation, net of current portion	$540,274

Note 8. Operating Leases

     The Company leases its treatment facilities and corporate office space under operating leases that expire in various years through 2011. The leases provide for annual operating expense increases. The Company also leases medical equipment under an operating lease, which expires in 2006. Base rental payments under these lease agreements are as follows:

Fiscal Year Ending	Amount
2005	$2,212,185
2006	1,852,575
2007	1,505,377
2008	995,499
2009	565,719
thereafter	531,197

$7,662,552

Note 9. Related Party Transactions

     On December 15, 2004, and simultaneous with the consummation of the IPS Merger and the DCPS/MBS Transaction, the Company consummated its previously disclosed restructuring transactions, which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split, created three new classes of common stock and changed its name. SurgiCare common stock was converted to Orion Class A Common Stock. The Company also created Class B and Class C Common Stock, which were issued in connection with the equity investments and acquisitions. These transactions, as well as other related matters, were previously described in the Proxy Statement.

     In connection with the IPS Merger, IPS equityholders and certain IPS debtholders received an aggregate of 4,470,654 shares of the Company’s Class A Common Stock. This number approximately equaled the total number of shares of Class A Common Stock outstanding on a fully-diluted basis immediately prior to closing the IPS Merger and the other transactions consummated at the Closing.

     Orion also acquired DCPS and MBS. The Company acquired MBS by merging a newly-formed SurgiCare subsidiary with and into MBS, with MBS as the surviving corporation. As a consequence of the merger, MBS became a wholly-owned subsidiary of Orion. DCPS was acquired by the contribution of the units of limited partnership interest in DCPS to Orion, and the limited liability company interests of DCM, which is the general partner of DCPS, were also contributed to Orion. Immediately following the Closing, the interests in DCPS and DCM were transferred to MBS.

     In connection with the DCPS/MBS Transaction, holders of MBS common stock, DCPS limited partnership interests and DCM limited liability company interests received an aggregate of $3,000,000 in cash, promissory notes of Orion in the aggregate principal amount of $1,000,000 and 1,575,760 shares of the Company’s Class C Common Stock. The purchase price is subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly-formed company and its predecessors in 2004 and 2005. Pursuant to the DCPS/MBS Merger Agreement the adjustments will be based on whether DCPS and MBS, on a combined basis, meet an EBITDA target of $2 million for the fiscal years ended December 31, 2004 and 2005. In addition, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the DCPS and MBS equity, and the MBS and DCPS equityholders may receive other payments as described in the Proxy Statement. Such 75,758 shares have not been issued. The shares of Class C Common Stock are convertible into shares of Class A Common Stock.

     On December 15, 2004, Orion issued 11,482,261 shares of its Class B Common Stock to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Closing owed to a subsidiary of Brantley IV by SurgiCare and IPS on amounts advanced prior to October 24, 2003 (the “Base Bridge Interest Amount”). At the Closing, Orion used $5,908,761 to pay off the debt owed to the subsidiary of Brantley IV.

     Additionally, the Company used $3,683,492 of the proceeds of the transaction to repay a portion of the indebtedness to unaffiliated third parties and restructured additional existing indebtedness.

     Pursuant to the Stock Subscription Agreement, Brantley IV or its assignees agreed to subscribe for and purchase from SurgiCare the 11,482,261 shares in consideration for $10,000,000 plus the Base Bridge Interest Amount. In connection with consummation of the transactions, Brantley IV entered into a Supplemental Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and each of the investors listed on Schedule I thereto, who are affiliates of Brantley IV, pursuant to which such investors acquired $1,000,000 worth of the Class B Common Stock which Brantley IV had agreed to purchase pursuant to the Stock Subscription Agreement and Brantley IV agreed to assign its right to acquire such shares. Accordingly, Brantley IV’s potential ownership was decreased by the number of shares valued at $1,000,000, after taking into account the additional investment pursuant to the Second Amendment and Supplement to Stock Subscription Agreement described below, or 861,491 shares of Class B Common Stock, which initially represented, on an as-converted basis, 3.31% of Orion’s outstanding equity after the Closing.

     In addition, Brantley IV entered into a Second Amendment and Supplement to Stock Subscription Agreement (the “Second Amendment and Supplement to Stock Subscription Agreement”), dated as of December 15, 2004, by and among SurgiCare, Brantley IV and each of the investors listed on Schedule I thereto, which include Brantley Capital, pursuant to which such investors purchased a portion of the shares of the Class B Common Stock for which Brantley IV had subscribed in consideration for an aggregate investment of $3,200,000, which was in addition to the Brantley IV purchase price of $10 million plus the Base Bridge Interest Amount. The 2,756,774 shares of Class B Common Stock issued to the Additional Investors were deducted from the total number of shares of Class B Common Stock that were to be issued to Brantley IV under the Stock Subscription Agreement. Each investor received its pro rata portion of the total number of shares of Class B Common Stock. Accordingly, the investment by the Additional Investors did not change the total number of shares of Class B Common Stock issued pursuant to the Stock Subscription Agreement. However, the investment by the Additional Investors did increase the total purchase price, and the purchase price per share, for the shares of Class B Common Stock issued under the Stock Subscription Agreement. The increase in purchase price resulted in an increase in the number of shares of Class A Common Stock issuable upon conversion of the shares of Class B Common Stock.

     The shares received by Brantley IV, Brantley Capital and its co-investors constituted approximately 69.6% of Orion’s outstanding equity immediately after the Closing on an as-converted basis. Brantley IV also received the option to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing.

     Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement, dated as of December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and HBCC. Under this facility, up to $4,000,000 of loans may be made available to Orion, subject to a borrowing base. Orion borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is the prime rate plus 3%. Upon an event of default, HBCC can accelerate the loans or call the Guaranties described below. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to approximately $6.5 million, of which approximately $2 million was paid at the Closing.

     Orion issued warrants for the purchase of an aggregate of 25,000 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV and Brantley Capital in consideration for a guarantee by Brantley IV and Brantley Capital in connection with the new credit facility. Pursuant to the Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guarantee in the amount of $3,272,727. Pursuant to the Guaranty Agreement (the “Brantley Capital Guaranty”; and together with the Brantley IV Guaranty, collectively, the “Guaranties”), dated as of December 15, 2004, provided by Brantley Capital to HBCC, Brantley Capital agreed to provide a deficiency guarantee in the amount of $727,273. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV (the “Brantley IV Warrants”), and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital (the “Brantley Capital Warrants”; and together with the Brantley IV Warrants, collectively, the “Warrants”).

     Keith G. LeBlanc, the former Chief Executive Officer and President of SurgiCare, has entered into an employment agreement with Orion and has become the President of Orion, reporting to its board of directors. He has been elected to the Orion board of directors and began serving upon the Closing. As of the Closing, he owned 8,000 shares of Class A Common Stock (0.03% of Orion’s outstanding equity after the Closing on an as-converted basis). The total number of shares beneficially owned by Mr. LeBlanc, including shares issuable upon exercise of unexercised warrants on or prior to May 31, 2005, was 295,903 shares, or approximately 3.33% of the outstanding shares of Class A Common Stock, and shares issuable upon the exercise of such warrants. Mr. LeBlanc’s warrants have an exercise price of $3.20, with the exception of 4,000 warrants, which have an exercise price of $4.50. Simultaneously with the execution of the new employment agreement, Mr. LeBlanc terminated his existing employment agreement with SurgiCare.

     Terrence L. Bauer, the current President and Chief Executive Officer of IPS, has entered into an employment agreement with Orion and has become the Chief Executive Officer of Orion, reporting to its board of directors. He has been elected to the Orion board of directors and began serving upon the Closing. As of immediately prior to the Closing, he owned 200,000 shares (7.1%) of IPS’s common stock, which converted to 13,110 shares of Class A Common Stock, which is approximately 0.05% of Orion’s outstanding equity after the Closing on an as-converted basis. Simultaneously with the execution of the new employment agreement, Mr. Bauer terminated his existing employment agreement with IPS.

     Stephen H. Murdock, the current Chief Financial Officer of IPS, has entered into an employment agreement to become Chief Financial Officer of Orion. Simultaneously with the execution of the new employment agreement, Mr. Murdock terminated his existing employment agreement with IPS.

     Dennis Cain, the former President of DCPS, has entered into an employment agreement to become the Chief Executive Officer of MBS. Pursuant to the DCPS/MBS merger agreement, he may have the authority to appoint a member to any advisory board established by the Orion board of directors. As of the Closing, he and his wife together owned, directly and indirectly, 787,880 shares of Class C Common Stock, subject to retroactive adjustment, which are, on an as-converted basis, approximately 8.40% of Orion’s outstanding equity as of March 31, 2005.

     Tom M. Smith, the former President of MBS, has entered into an employment agreement to become the President and Chief Operating Officer of MBS. Pursuant to the DCPS/MBS merger agreement, he may have the authority to appoint a member to any advisory board established by the Orion board of directors. As of the Closing, he owned 636,607 shares of Class C Common Stock, subject to retroactive adjustment, which are, on an as-converted basis, approximately 6.89% of Orion’s outstanding equity as of March 31, 2005.

     Orion has entered into agreements to employ Messrs. LeBlanc, Bauer, Murdock, Cain and Smith in the capacities described above. The initial term of each employment agreement is five years. The employment agreements provide that Orion may pay bonuses to the executives upon the attainment of objectives determined by the board of directors. By entering into these employment agreements, the executives agree not to disclose confidential information or engage in an activity that interferes with Orion until the second anniversary of (i) the end of the executive’s employment agreement or (ii) termination of the executive’s employment (“Non-Competition Period”). If an executive’s employment is terminated without cause, the agreements provide for continuation of the executive’s base salary until the expiration of the Non-Competition Period and a minimum bonus of 50% of the average of the bonus payments made to the executive in the two years immediately preceding the termination. All options would also vest at that time. Orion’s combined base annual salary commitments related to the employment agreements total $5,025,000 over the initial five-year period.

     In addition, Jeffrey J. Penso and Michael A. Mineo, who were directors of SurgiCare until their resignation effective as of the Closing, made an investment in the Class B Common Stock as Additional Investors and are party to the Second Amendment and Supplement to Stock Subscription Agreement. Dr. Penso received 86,149 shares of Class B Common Stock in consideration for his investment of $100,000, and a limited liability company controlled by Dr. Mineo and his wife received 64,612 shares of Class B Common Stock in consideration for its investment of $75,000.

     Paul H. Cascio and Michael J. Finn, each of whom is a director of Orion, are affiliated with Brantley Partners, a private equity firm with offices in Ohio and California. Since the firm’s inception in 1987, it has been a lead investor in over 40 privately held companies in a variety of manufacturing, technology and service industries throughout the United States. Brantley Partners and its affiliates have approximately $300 million of committed capital under management.

     Mr. Cascio and Mr. Finn are general partners of the general partner of Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. (“Brantley III”) and Brantley IV and limited partners of those funds. Mr. Cascio is director, vice president, secretary and a shareholder of Brantley Capital, and vice president and secretary of Brantley Capital Management, L.L.C. Mr. Finn is the president and a shareholder of Brantley Capital and a manager and co-owner of Brantley Capital Management, L.L.C. Brantley Capital Management, L.L.C. serves as investment adviser for, and receives advisory fees from, Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley III and Brantley IV.

     Brantley Capital and Brantley III each held debt of IPS and are party to the Amended and Restated Debt Exchange Agreement dated February 9, 2004, as amended on July 16, 2004 (the “Debt Exchange Agreement”). Pursuant to the Debt Exchange Agreement, Brantley Capital and Brantley III received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount owing to it under its loan to IPS in exchange for contribution of such debt to Orion. Pursuant to the Debt Exchange Agreement, Brantley Capital also received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount of certain accrued dividends owed to it by IPS in exchange for the contribution of such indebtedness, provided that the amount of shares received in respect of such dividends was subject to reduction to the extent necessary to achieve the guaranteed allocation of shares of Class A Common Stock to the holders of IPS common stock and Series B Convertible preferred stock pursuant to the IPS Merger Agreement. The aggregate amount of debt exchanged by the parties to the Debt Exchange Agreement was $4,375,229, which included accrued interest as of the Closing, and $593,100 of debt in respect of accrued dividends.

     Brantley Capital and Brantley III previously owned an aggregate of 1,653,000 shares of the Series A-2 convertible preferred stock of IPS with a liquidation preference of approximately $6,705,037, and received 2,312,081 shares of Class A Common Stock pursuant to the IPS Merger Agreement. Such shares were intended to approximate the value of such liquidation preference, but were subject to reduction to the extent necessary to achieve the guaranteed allocation to holders of certain classes of IPS common stock discussed above.

     Brantley IV and its co-investors also received the right to register Registrable Shares (as defined below) pursuant to a Registration Rights Agreement, dated as of December 15, 2004, by and among Orion and the investors set forth on Schedule I thereto (the “Registration Rights Agreement”). “Registrable Shares” means the Class A Common Stock currently issued, or issued in the future, to Brantley IV and its permitted transferees (including shares of Class A Common Stock into which shares of Class B Common Stock or other securities of Orion are convertible) other than shares which have been sold pursuant to an effective registration statement or pursuant to a transaction under Rule 144 under the Securities Act.

     Pursuant to the Registration Rights Agreement, Brantley IV and its co-investors and/or their permitted transferees, holding at least 50 percent of the Registrable Shares have the right to request that Orion effect the registration on Form S-1 of shares of Class A Common Stock having an anticipated net aggregate offering price of at least $5,000,000. Orion is not required to effect any such registration within six months after the effective date of any such registration statement. Additionally, at any time Orion is eligible to file a registration statement on Form S-3, Brantley IV, and/or its permitted transferees, may request that Orion effect the registration on Form S-3 of Registrable Shares having an anticipated net aggregate offering price of at least $500,000.

     At any time Orion otherwise proposes to register any of its equity securities under the Securities Act, Brantley IV and its co-investors and/or their permitted transferees may request the registration of Registrable Shares. However, Orion is not obligated to effect any registration of shares incidental to the registration of Orion Securities in connection with a Form S-8 or a Form S-4 relating to the acquisition or merger, by Orion or Orion’s subsidiaries, of or with any other business.

     For one year after the date of the Registration Rights Agreement, the IPS shareholders and certain IPS debtholders and the DCPS/MBS equityholders may request to have the following shares included in registrations pursuant to which Brantley IV and its permitted transferees are registering shares: (i) the shares of Class A Common Stock issued to the IPS shareholders pursuant to the IPS Merger Agreement or to the IPS debtholders pursuant to the Debt Exchange Agreement; and (ii) the shares of Class A Common Stock issued to the DCPS/MBS equityholders pursuant to the DCPS/MBS Merger Agreement (including shares issuable upon conversion of Class C Common Stock).

     Brantley IV and its co-investors have registration rights for all of the shares of Class A Common Stock issuable upon conversion of its shares of Class B Common Stock. Initially, this was approximately 16,033,984 shares of Class A Common Stock but, assuming everything else remains the same, the number of shares of Class A Common Stock as to which Brantley IV and its co-investors have registration rights will continually increase, since the conversion factor for the Class B Common Stock is designed to yield additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock, including the additional investment by the Additional Investors, less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price from time to time outstanding less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. Brantley IV and its co-investors and their permitted transferees will also have registration rights for any additional shares of Class A Common Stock (including Class A Common Stock into which other securities of Orion are convertible) issued to them. The third-party beneficiaries will have registration rights for one year with respect to an aggregate of up to approximately 6,122,172 shares of Class A Common Stock. If the registration rights are exercised and the underlying shares are offered or sold, Orion’s stock price could decline.

     As of the Closing, Brantley IV and its co-investors, including Brantley Capital, owned shares of Class B Common Stock and Brantley III and Brantley Capital owned shares of Class A Common Stock. By virtue of their affiliations with Brantley III, Brantley IV, Brantley Capital and Brantley Capital Management, L.L.C., Messrs. Cascio and Finn may be deemed to have a pecuniary interest in the shares of Class B Common Stock held by Brantley IV and Brantley Capital and the shares of Class A Common Stock held by Brantley Capital and Brantley III, which together initially represented approximately 65.1% of Orion’s outstanding equity after the

Closing on an as-converted basis. Assuming everything else remains the same, the percentage interest of Brantley IV and Brantley Capital upon conversion will continually increase, since the conversion factor for the Class B Common Stock is designed to yield additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock, including the additional investment by the Additional Investors, less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion.

     Orion entered into a stockholders agreement with Brantley III, Brantley IV and Brantley Capital, pursuant to which each of Brantley III, Brantley IV and Brantley Capital have agreed to cast all votes necessary to elect as members of the board of directors of Orion one director as shall have been nominated by each of Brantley III, Brantley IV and Brantley Capital.

     During fiscal year 1999, IPS issued subordinated promissory notes payable in connection with the acquisition of physician practices to Brantley Venture Partners, III and Brantley Capital Corporation, who, along with Brantley Venture IV, own approximately 70% of Orion on a fully-diluted, as converted basis after the merger as described above. Total amounts issued were approximately $644,000, plus accrued interest. During 2001 and 2002, IPS issued additional notes payable to the same shareholders in the amount of $720,000, plus accrued interest. During 2003, IPS issued additional subordinated promissory notes to Brantley Venture Partners III and Brantley Capital Corporation in the amount of $550,000 plus accrued interest. The notes payable bear interest at 15% per annum, which is payable in cash each quarter, or at the request of the payee in stock. The maturity dates of the notes were extended to December 15, 2004. The total amount of notes and accrued interest outstanding as of December 31, 2003 was $2,591,534.

     On July 31, 2003, Brantley Capital Corporation exchanged 329,500 shares of the Series A-2 redeemable convertible preferred stock in exchange for a convertible debenture in the amount of $1,318,000, bearing interest at 10% per annum. The debenture may be converted into the Company’s Series A-2 redeemable convertible preferred stock on demand. The total amount of the outstanding debt and accrued interest on the debenture as of December 31, 2003 was $1,374,015.

     On December 15, 2004, the promissory notes and accrued interest and the convertible debenture and accrued interest, as well as accrued dividends outstanding on the Series A-2 convertible preferred stock exchanged for the convertible debenture, were exchanged for 1,639,305 shares of Orion as part of the Debt Exchange Agreement pursuant to the merger described above.

     During 2004 and 2003, IPS and SurgiCare issued promissory notes to an affiliate of Brantley IV, as part of a bridge financing leading up to the merger described above. The notes bear interest at 8% per annum, and are due on demand. The total amount of debt outstanding as of December 31, 2003 was $1,480,000.

Note 10. Income Taxes

The Company’s income tax provision (benefit) consisted of the following:

Years ended December 31,	2004	2003
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(201,594)	—
State	(419,383)	—

Total income tax benefit	$(620,977)	$—

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

At December 31,	2004	2003
Deferred tax liabilities:
Intangibles	$(7,606,687)	$—
Accrual to cash conversion	(221,582)	—
Depreciation	28,847	(25,000)

Total deferred tax liabilities	(7,799,421)	(25,000)

Deferred tax assets:
Net operating loss — Federal and State	8,791,320	3,409,000
Deferred start-up costs	—	253,000
Allowance for bad debts	357,810	224,000
Impairment of intangibles	267,872	—
Charitable contributions	8,772	—
Deductions	—	1,000

Total deferred tax assets	9,425,774	3,887,000

Total net deferred tax assets	1,626,353	3,862,000
Valuation allowance	(2,247,330)	(3,862,000)

Net deferred tax liability	$(620,977)	$—

Based on uncertainties associated with the future realization of certain of the deferred tax assets, the Company established a valuation allowance for those deferred tax assets in the amount of $2,247,330 and $3,862,000 as of December 31, 2004 and 2003, respectively.

A reconciliation from the statutory federal income tax rate to the income tax benefit from continuing operations is as follows for the years ended December 31, 2004 and 2003:

	2004	2003
Federal benefit at statutory rate	$(2,144,801)	$(1,809,000)
State income tax benefit, net of Federal benefit at statutory rate	(236,201)	(246,000)
Nondeductible write-offs and amortization of intangible assets	175,402	1,289,000
Other	(41,730)	9,000
Valuation allowance	2,247,330	757,000

Tax Expense (Benefit)	$—	$—

     At December 31, 2004, the Company had net operating loss carryforwards of approximately $23,000,000 (federal), which will begin to expire in the year 2011 and $23,350,000 (state), which will begin to expire in the year 2005. As a result of the Transaction, the Company has undergone an ownership change and the utilization of the tax net operating losses are subject to potential limitations pursuant to Internal Revenue Code section 382. These limitations could reduce the amount of the net operating loss carryforwards utilized in the future. Furthermore, the ultimate utilization of the carryforwards is dependent upon the timing and extent of the Company’s future profitability. The annual limitations combined with the expiration date of the carryforwards may prevent the utilization of the carryforwards.

Note 11. Preferred Stock

     On December 15, 2004, as part of the acquisition and restructuring transactions described in Note 3, Acquisition and Restructuring Transactions, the Company created two new classes of common stock and one new class of preferred stock. Pursuant to the Form 8-A that was filed with the Securities and Exchange Commission on December 15, 2004, the Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 (the “Preferred Stock”). Subject to the limitations prescribed by law and the provisions of this Certificate of Incorporation, the board of directors is authorized to issue the Preferred Stock from time to time in one or more series, each of such series to have such number of shares, voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions thereof, as shall be determined by the board of directors in a resolution or resolutions providing for the issue of such Preferred Stock. Subject to the powers and rights of any Preferred Stock, including any series thereof, having any preference or priority over, or rights superior to, the common stock, the holders of the common stock shall have and possess all powers and voting and other rights pertaining to the stock of the Company.

     Also on December 15, 2004, all of IPS’s outstanding redeemable convertible preferred stock, including accrued and unpaid dividends, was converted to common stock and exchanged for shares of Orion as described in Note 3, Acquisition and Restructuring Transactions.

Note 12. Segment Reporting

     The following table summarizes key financial information, by reportable segment, as of and for the years ended December 31, 2004 and 2003, respectively.

	For the Year Ended December 31, 2004
			Surgery and
		IntegriMED	diagnostic
	PPA	and other	centers	MBS	Total
Net operating revenues	$20,572,569	$486,903	$316,961	$426,359	$21,802,792
Income (loss) from continuing operations	350,038	(1,223,988)	(4,493,574)	(32,021)	(5,399,545)
Depreciation and amortization (including charge for impairment of intangible assets)	1,169,501	20,061	4,245,061	45,946	5,480,569
Total assets	9,173,484	505,695	20,713,622	10,678,982	41,071,783

	For the Year Ended December 31, 2003
			Surgery and
		IntegriMED	diagnostic
	PPA	and other	centers	MBS	Total
Net operating revenues	$20,937,830	$389,683	$—	$—	$21,327,513
Income (loss) from continuing operations	(1,104,372)	(697,099)	—	—	(1,801,471)
Depreciation and amortization (including charge for impairment of intangible assets)	3,193,182	3,938	—	—	3,197,120
Total assets	10,414,719	240,232	—	—	10,654,951

     The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion’s consolidated balance sheets and statements of operations as of and for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Net operating revenues:
Total net operating revenues for reportable segments	$21,802,792	$21,327,513
Elimination of intercompany transactions	(91,643)	(18,599)

Total consolidated net operating revenues	$21,711,149	$21,308,915

Loss from continuing operations:
Total loss from continuing operations for reportable segments	$(5,399,545)	$(1,801,471)
Gain on forgiveness of debt	2,454,485	—
Corporate overhead	(1,950,098)	(2,231,419)
Elimination of intercompany transactions	(1,413,081)	(1,493,653)

Total consolidated loss from continuing operations	$(6,308,239)	$(5,526,543)

Depreciation and amortization (including charge for impairment of intangible assets):
Total depreciation and amortization for reportable segments	$5,480,569	$3,197,120
Corporate depreciation and amortization	45,507	44,280

Total consolidated depreciation and amortization	$5,526,076	$3,241,400

Total assets:
Total assets for reportable segments	$41,071,783	$10,654,951
Corporate assets	1,294,537	9,055,230
Elimination of intercompany transactions	—	(8,831,908)

Total consolidated assets	$42,366,320	$10,878,273

Note 13 –Discontinued Operations

     On September 19, 2003, IPS entered into a settlement agreement with Dr. Jane Kao and the Heart Center to settle disputes as to the existence and enforceability of certain contractual obligations (the “Settlement Agreement”). As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component did not qualify for discontinued operations treatment until it was disposed of at the end of 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued component, net of loss on disposal’ in 2004 and 2003. Additionally, IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004.

     The following table contains selected balance sheet data related to the Heart Center as of December 31, 2004 and 2003, respectively:

	2004	2003
Current assets	$139,176	$271,928
Other assets	91,733	91,733

Total assets	$230,909	$363,661

Current liabilities	$611,972	$616,220
Other liabilities	—	—

Total liabilities	$611,972	$616,220

     As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company determined that, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component does not qualify for discontinued operations treatment until it is disposed of on March 1, 2005.

     The following table contains selected financial data related to Bellaire SurgiCare as of and for the two weeks ended December 31, 2004:

Income statement data:
Net operating revenues	$23,123
Direct cost of revenues	90,287
Operating expenses	39,144

Net income	$(106,308)

Balance sheet data:
Current assets	$284,192
Other assets	277,798

Total assets	$561,990

Current liabilities	$583,580
Other liabilities	39,689

Total liabilities	$623,269

     On April 1, 2005, IPS entered to the Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligations to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets of $704,927 for the year ended December 31, 2004. The Company determined that, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this component does not qualify for discontinued operations treatment until it is disposed of on April 1, 2005.

     The following table contains selected financial data related to CARDC as of and for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Income statement data:
Net operating revenues	$3,210,158	$3,025,627
Direct cost of revenues	2,150,324	1,931,730
Operating expenses	905,934	928,297

Net income	$153,900	$165,600

Balance sheet data:
Current assets	$237,367	$182,155
Other assets	9,971	15,826

Total assets	$247,338	$197,981

Current liabilities	$233,711	$264,699
Other liabilities	—	—

Total liabilities	$233,711	$264,699

Note 14. Warrants and Options

The 2003 information referenced in this footnote relates to SurgiCare prior to the acquisition and restructuring transactions.

Transactions with Other Than Employees

     The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued.

In 2004, the Company issued warrants as follows:

	Exercise
Number of Shares	Price	Expiration	In connection with
25,000	$.01	December 15, 2009	Merger

In 2003, the Company issued warrants as follows:

	Exercise
Number of Shares	Price	Expiration	In connection with
52,653	$3.50	January 31, 2008	Consulting
8,000	4.50	January 31, 2008	Private Placement
162,927	3.50	February 29, 2004	Private Placement
33,571	3.50	September 30, 2008	Debt
257,151

Information with respect to warrants for December 31, 2004 and 2003, is as follows:

	2004		2003
		Price Per		Price Per
	Warrants	Share	Warrants	Share
Outstanding on January 1,	273,569	$.10 – 30.00	154,917	$3.20–30.00
Issued	25,000	.01	257,151	3.50 – 4.50
Exercised	(5,214)	3.50	(138,499)	0.10 – 2.50
Canceled	(79,299)	3.50 – 30.00

Outstanding on December 31	214,056	$.01 – 10.00	273,569	$0.10 - 30.00

Weighted average exercise price	$3.18		$7.00

Weighted average fair value of warrants granted during the year	$2.89		$.12

Weighted average remaining life of warrants at December 31	2.04 years		1.51 years

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.00%	3.00%
Expected life	5.0 years	1.9 years
Expected dividends	None	None
Expected volatility	50%	55%

Transactions with Employees

     The Company accounts for its employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant.

     In October 2001, the Company established a stock option plan, which authorized 140,000 shares of common stock to be made available through an incentive program for employees. The options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. The options have a ten-year term. No options were granted under this plan in 2004 or 2003.

     In December 2004, the Company adopted The 2004 Incentive Plan, which provides for issuance of up to 2.2 million shares of Class A Common Stock. As of December 31, 2004, there were no grants made under this plan. The purpose of the 2004 Incentive Plan is to advance the interests of Orion and its affiliated companies by providing for the grant to participants of stock-based and other incentive awards, all as more fully described below.

     No Incentive Stock Options (“ISOs”) may be granted under the 2004 Incentive Plan after the date that is ten years after the plan is adopted, although ISOs granted before such date may extend beyond that date. A maximum of 2.2 million shares of Class A Common Stock may be delivered in satisfaction of awards made under the 2004 Incentive Plan. For purposes of the preceding sentence, shares that have been forfeited in accordance with the terms of the applicable award and shares held back in satisfaction of the exercise price or tax withholding requirements from shares that would otherwise have been delivered pursuant to an award shall not be considered to have been delivered under the 2004 Incentive Plan. Also, the number of shares delivered under an award shall be determined net of any previously acquired shares tendered by the participant in payment of the exercise price or of withholding taxes.

     The maximum number of shares of Class A Common Stock for which stock options may be granted to any person in any calendar year and the maximum number of shares of Class A Common Stock subject to stock appreciation rights, or “SARs”, granted to any person in any calendar year will each be 1,000,000. The maximum benefit that will be paid to any person under other awards in any calendar year will be, to the extent paid in shares, 1,000,000 shares, and, to the extent paid in cash, $1 million. However, stock options and SARs that are granted with an exercise price that is less than the fair market value of the underlying shares on the date of the grant will be subject to both of the limits imposed by the two preceding sentences. These limitations will be construed in a manner consistent with Section 162(m) of the Internal Revenue Code, as amended.

     In the event of a stock dividend, stock split or other change in our capital structure, the administrator of the plan will make appropriate adjustments to the limits described above and will also make appropriate adjustments to the number and kind of shares of stock or securities subject to awards, any exercise prices relating to awards and any other provisions of awards affected by the change. The administrator may also make similar adjustments to take into account other distributions to stockholders or any other event, if the administrator determines that adjustments are appropriate to avoid distortion in the operation of the 2004 Incentive Plan and to preserve the value of awards.

Information with respect to employee stock options for December 31, 2004 and 2003, is as follows:

	2004		2003
		Price Per		Price Per
	Options	Share	Options	Share
Outstanding on January 1	691,860	$3.20–20.05	734,785	$19.00
Granted	—		—
Forfeited	(116,071)	$3.20 – 20.05	(42,925)	19.00

Outstanding on December 31	575,789	$3.20–20.05	691,860	$3.20–20.05

Exercisable on December 31	504,433	$3.20–20.05	378,828	$3.20–20.05

Weighted average exercise price
Outstanding	$4.39		$4.20

Exercisable	$4.57		$5.00

Weighted average remaining life of options at December 31
Outstanding	7.65 years		8.69 years

Exercisable	7.62 years		8.55 years

Note 15. 401(k) Plan

     Orion has an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to a maximum of 15% of their income. On a discretionary basis, Orion may match 25% of the employees’ deferrals up to 4% of their income. Orion contributions vest 20% after two years of service and 20% each year thereafter, being fully vested after six years of service. During 2004 and 2003, Orion did not make a matching contribution to the plan.

     IPS has an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to the dollar limitation as defined by the IRS for the taxable year. On discretionary basis, IPS may match up to 100% of the non-highly compensated employee’s deferrals, as long as the total of the employee’s deferrals and employer match contribution combined do not exceed 25% of their income. The amount of any Employer matching contribution or maximum contribution cap shall be determined annually on a location-by-location basis. IPS’s contributions vest 33 1/3% after 2 years of service, 66 2/3% after 3 years of service, and 100% after 4 years of service. In 2003, IPS contributed approximately $65,676 in match contributions. In 2004, IPS contributed approximately $57,060 in match contributions.

Note 16. Litigation

     On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. Certain settlements were reached in the cases. The two cases were referred to arbitration pursuant to the arbitration clauses in the agreements between the parties. The arbitration includes all remaining claims in both lawsuits. The P.A., the physicians and the former shareholders of CAMI seek recovery of pre-merger accounts receivable they claim were collected by IPS after the merger, but belong to CAMI under the merger agreement and agreements between CAMI and the affiliated physicians. IPS has asserted a right of set-off for over-payments that it made after the merger to the physicians. IPS also asserts a claim against the physicians for breach of the management services agreement and other agreements. In their complaint, the P.A., the former shareholders of CAMI and the physicians seek a claim against IPS for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The award was confirmed by the U.S. District Court in the amount of $548,884 and judgment was entered. IPS’s claims against the physicians are still pending.

     In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company’s management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Note 17. Commitments

     Effective December 15, 2004, the Company entered into an employment agreement with key executives. The initial terms of the agreements are five years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive two year terms. If the key executives are terminated without cause, the agreement provides for, among other things, a continuation of base salary through and until the end of the non-competition period, which for purposes of the employment agreement shall mean the period during the term of employment and thereafter until the second anniversary of the date of termination of the key executive’s employment with the Company. All equity incentives, including warrants, would also vest at that time. The Company’s combined base annual salary commitments related to the employment agreements total $5,025,000 over the initial five-year period.

Note 18. Subsequent Events

     On March 1, 2005, the Company closed the Bellaire ASC and consolidated its operations with the operations of Memorial Village. As a result of the decision to close the Bellaire ASC and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. Although the final terms of the loans have not been determined, it is anticipated that the principal and interest on the loans will be convertible, at the option of Brantley IV, into shares of Class A Common Stock. The loans bear simple interest at a rate of 9% per annum. Principal and interest will be payable in full upon maturity of the respective loans, which will be on or about the first anniversary of the date of the loan. The loans are junior to all of Orion’s other indebtedness for borrowed money and rank pari passu with Orion’s unsecured trade payables. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, Brantley IV is a principal stockholder of Orion and, holds approximately 41.2% of the outstanding voting stock of Orion, on an as converted basis.

     Additionally, as part of this transaction, the Company has entered into an agreement with HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000.

     The parties are currently negotiating the definitive transaction agreements with respect to the Brantley IV loans.

     On April 1, 2005, IPS entered into the Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the settlement agreement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

Exhibit Index

Exhibit No.	Description
Exhibit 2.1	Amended and Restated Agreement and Plan of Merger by and among SurgiCare, Inc., IPS Acquisition, Inc., and Integrated Physician Solutions, Inc., dated February 9, 2004, as amended by First Amendment to Agreement and Plan of Merged dated as of July 16, 2004 and Second Amendment to Agreement and Plan of Merger dated as of September 9, 2004*

Exhibit 2.2	Amended and Restated Agreement and Plan of Merger dated July 16, 2004, by and among SurgiCare, Inc., DCPS/MBS Acquisition, Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc. and the sellers party thereto as amended by First Amendment to Agreement and Plan of Merger dated as of September 9, 2004*

Exhibit 2.3	Second Amendment to Agreement and Plan of Merger dated December 15, 2004 among SurgiCare, Inc., DCPS/MBS Acquisition Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc., and the sellers party thereto. (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 1 filed with the Company’s Registration Statement on Form 8-A, File No. 001-16587, filed on December 15, 2004)

Exhibit 3.2	Amended and Restated By-Laws of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 4.1	Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2 filed with the Company’s Registration Statement on Form 8-A, File No. 001-16587, filed on December 15, 2004

Exhibit 10.1	Employment Agreement with Phillip C. Scott dated November 10, 2002 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-KSB for the year ended December 31, 2002 filed on April 14, 2003)

Exhibit 10.2	Agreement dated as of June 23, 2004 by and between American International Industries, Inc., a Nevada corporation, and SurgiCare, Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed on November 18, 2004)

Exhibit 10.3	Amended and Restated Stock Subscription Agreement, dated February 9, 2004, among SurgiCare, Inc. and Brantley Partners IV, L.P., as amended by the First Amendment to Stock Subscription Agreement dated July 16, 2004*

Exhibit 10.4	Amended and Restated Debt Exchange Agreement, dated February 9, 2004, among SurgiCare, Inc., Brantley Venture Partners III, L.P., and Brantley Capital Corporation as amended by the First Amendment to Debt Exchange Agreement dated July 16, 2004*

Exhibit 10.5	Supplemental Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.6	Second Amendment and Supplement to Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.7	Loan and Security Agreement, dated December 15, 2004, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.8	Guaranty Agreement, dated as of December 15, 2004, provided by Brantley Partners IV, L.P. to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit No.	Description

Exhibit 10.9	Guaranty Agreement, dated December 15, 2004, provided by Brantley Capital Corporation to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.10	Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.11	Warrant, dated December 15, 2004, issued to Brantley Capital Corporation by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.7 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.12	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L. Bauer (Incorporated by reference to Exhibit 10.8 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.13	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.9 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.14	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H. Murdock (Incorporated by reference to Exhibit 10.10 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.15	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Dennis Cain (Incorporated by reference to Exhibit 10.11 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.16	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Tom M. Smith (Incorporated by reference to Exhibit 10.12 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.17	Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto (Incorporated by reference to Exhibit 10.13 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.18	Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley Venture Partners III, L.P., Brantley Partners IV, L.P. and Brantley Capital Corporation (Incorporated by reference to Exhibit 10.14 filed with the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.19	Orion HealthCorp, Inc. 2004 Incentive Plan

Exhibit 20.1	Proxy Statement of SurgiCare, Inc., filed with the Securities and Exchange Commission (Incorporated by reference from the Company’s Proxy Statement, File No. 001-16587, filed September 10, 2004)

Exhibit 21	List of Subsidiaries of Orion HealthCorp, Inc.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

*	Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. The Company agrees to furnish to the Securities and Exchange Commission on a supplemental basis a copy of any omitted exhibit or schedule.