Form 10QSB
period 2005-03-31
ORION HEALTHCORP INC
filed 2005-05-13
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File No. 001-16587

ORION HEALTHCORP, INC.

(FORMERLY SURGICARE, INC.)
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Delaware (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	58-1597246 (IRS EMPLOYER IDENTIFICATION NO.)

1805 Old Alabama Road Suite 350, Roswell GA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	30076 (ZIP CODE)

ISSUER’S TELEPHONE NUMBER: (678) 832-1800

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Class A Common Stock, $0.001 par value per share	The American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

As of April 23, 2005, 8,731,548 shares of the Registrant’s Class A Common Stock, par value $0.001, were outstanding, 11,417,649 shares of the Registrant’s Class B Common Stock, par value $0.001, were outstanding and 1,575,760 shares of the Registrant’s Class C Common Stock, par value $0.001, were outstanding.

ORION HEALTHCORP, INC.
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended March 31, 2005

Item		Page
Number		Number
PART I – FINANCIAL INFORMATION

1.	Financial Statements	3

2.	Management’s Discussion and Analysis or Plan of Operation	3

3.	Controls and Procedures	15

PART II – OTHER INFORMATION

1.	Legal Proceedings	15

2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

3.	Defaults Upon Senior Securities	16

4.	Submission of Matters to a Vote of Security Holders	16

5.	Other Information	16

6.	Exhibits and Reports on Form 8-K	16

	SIGNATURES	17

	CONSOLIDATED FINANCIAL STATEMENTS	F-1

	INDEX OF EXHIBITS
EX-10.1 FIRST AMENDMENT TO LOAN AND SECURITY AGREEMENT
EX-10.2 AMENDED AND RESTATED GUARANTY AGREEMENT
EX-10.3 AMENDED AND RESTATED GUARANTY AGREEMENT
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO
EX-99.1 COPY OF PRESS RELEASE

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the “Acts”). Forward-looking statements include statements preceded by, followed by or that include the words “may”, “will”, “would”, “could”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The Company’s consolidated financial statements and related notes thereto are included as a separate section of this report, commencing on page F-1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected Orion’s financial condition and results of operations as well as Orion’s liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain Recent Developments

Acquisition and Restructuring Transactions

     On November 18, 2003, the Company entered into an agreement and plan of merger with Integrated Physician Solutions, Inc. (“IPS”), which was amended and restated on February 9, 2004, and further amended on July 16, 2004 and on September 9, 2004 (the “IPS Merger Agreement”), relating to the Company’s acquisition of IPS (the “IPS Merger”). On February 9, 2004, the Company entered into an agreement and plan of merger with Dennis Cain Physician Solutions, Ltd. (“DCPS”) and Medical Billing Services, Inc. (“MBS”), which was amended and restated on July 16, 2004, and further amended on September 9, 2004 and on December 15, 2004 (the “DCPS/MBS Merger Agreement”), relating to the Company’s acquisition of DCPS and MBS (the “DCPS/MBS Transaction” and together with the IPS Merger, the “Acquisitions”). The Company completed the IPS Merger and the DCPS/MBS Transaction on December 15, 2004. As a result of the IPS Merger and the DCPS/MBS Transaction, IPS, MBS and DCPS became wholly-owned subsidiaries of the Company.

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

     Also on December 15, 2004, the Company issued 11,482,261 shares of its Class B Common Stock (the “Investment Transaction”) to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Closing owed to a subsidiary of Brantley Partners IV, L.P. (“Brantley IV”) by SurgiCare and IPS on amounts advanced prior to October 24, 2003 (the “Base Bridge Interest Amount”). At the Closing, Orion used $5,908,761 to pay off the debt owed to the subsidiary of Brantley IV. The Company also granted to Brantley IV the right to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing (the “Purchase Right”). Brantley IV may exercise the Purchase Right at any time after December 15, 2004. Each additional investment will be: (i) subject to the approval of a majority of the members of the board of directors of the Company that are not affiliated with Brantley IV, (ii) consummated on a date mutually agreed by the Company and Brantley IV, and (iii) accomplished with documentation reasonably satisfactory to the Company and Brantley IV. Pursuant to the terms of the Purchase Right, the purchase price per share of the Class A Common Stock will be equal to the lesser of (a) $1.25, and (b) 70% multiplied by the average of the daily average of the high and low price per share of the Class A Common Stock on the American Stock Exchange (“AMEX”) or a similar system on which the Class A Common Stock shall be listed at the time, for the twenty trading days immediately preceding the date of the closing of the exercise of the Purchase Right.

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

     Additionally, the Company used $3,683,492 of the proceeds of the Investment Transaction to repay a portion of the indebtedness to unaffiliated third parties and restructured additional existing indebtedness.

New Line of Credit and Debt Restructuring

     In connection with the Closing, Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the “Loan and Security Agreement”), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and Healthcare Business Credit Corporation (“HBCC”). Under this facility, up to $4,000,000 of loans may be made available to Orion, subject to a borrowing base. Orion borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is equal to the prime rate plus 3%. Upon an event of default, HBCC can accelerate the loans or call the guaranties described below. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services (collectively, “DVI”) from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

     Pursuant to the Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guaranty in the amount of $3,272,727. Pursuant to the Guaranty Agreement (the “Brantley Capital Guaranty”; and together with the Brantley IV Guaranty, collectively, the “Guaranties”), dated as of December 15, 2004, provided by Brantley Capital Corporation (“Brantley Capital”) to HBCC, Brantley Capital agreed to provide a deficiency guaranty in the amount of $727,273. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital.

Post-Restructuring Loan Transactions

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the “March Loan”). On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the “April Loan”). Although the definitive transaction documents with respect to these loans have not been finalized or executed, a summary of the anticipated terms of the loans is as follows: (i) the loans are unsecured; (ii) the loans are subordinate to the Company’s outstanding loan from HBCC and other indebtedness for monies borrowed and ranked pari passu with general trade liabilities; (iii) principal and interest on the loans are due April 19, 2006; (iv) the interest accrues at a per annum rate equal to nine percent (9%) and is non-compounding; and (v) Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due on or after the maturity date of the loans into shares of Class A Common Stock of the Company at a price per share equal to $1.042825. The number of shares issuable upon conversion with respect to the March Loan shall not exceed the lesser of (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. The number of shares issuable upon conversion with respect to the April Loan shall not exceed the lesser of (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, Brantley IV is a principal stockholder of Orion and held approximately 49.1% of the outstanding voting stock of

Orion as of March 31, 2005, on an as converted basis.

     Additionally, as part of this transaction, the Company entered into a First Amendment to the Loan and Security Agreement (the “First Amendment”), dated March 22, 2005, with certain of the Company’s affiliates and subsidiaries, and HBCC, a copy of which is attached hereto as Exhibit 10.1, whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley IV Guaranty”), dated March 22, 2005, a copy of which is attached hereto as Exhibit 10.2, which reduces the deficiency guaranty provided by Brantley IV by the amount of the March Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley Capital Guaranty”), dated March 22, 2005, a copy of which is attached hereto as Exhibit 10.3, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the April Loan to $502,273.

American Stock Exchange Compliance

     On April 5, 2005 the Company received a letter from AMEX stating that it had reviewed the Company’s plan of compliance, which was submitted on March 10, 2005, in response to an earlier letter received from AMEX notifying the Company of its failure to comply with listing standards in connection with two issuances of common stock in 2003 and 2004 without advanced stockholder approval. The April 5, 2005 letter stated that AMEX has granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by AMEX staff during the extension period, which ends May 31, 2005. Failure to make progress consistent with the plan or regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from AMEX. Pursuant to its compliance plan, the Company is seeking stockholder approval for the prior stock issuances at the 2005 Annual Meeting of Stockholders.

     On April 20, 2005, the Company received a letter from AMEX notifying the Company that it did not meet AMEX’s continued listing standards because it was not in compliance with Sections 134 and 1101 of the AMEX Company Guide. The non-compliance resulted from the Company’s failure to file its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 by the extended filing deadline of April 15, 2005. AMEX gave the Company until May 2, 2005 to file its Form 10-KSB and regain compliance with the AMEX requirements. On April 28, 2005, the Company filed its Annual Report on Form 10-KSB with the SEC. On May 3, 2005, the Company received a letter from AMEX stating that, by filing its Form 10-KSB, the Company had resolved the continued listing deficiency referenced in AMEX’s April 20, 2005 letter.

Critical Accounting Policies and Estimates

     The preparation of Orion’s financial statements is in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Orion management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. Orion believes the following critical accounting policies affect the most significant areas involving management’s judgments and estimates.

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

     IPS’s management services agreements (each an “MSA” and collectively the “MSAs”) governing the contractual relationship with its affiliated medical groups are for forty year terms; are not terminable by the physician practice other than for bankruptcy or fraud; provide IPS with decision making authority other than related to the practice of medicine; provide for employment and non-compete agreements with the physicians with governing compensation; provide IPS the right to assign, transfer or sell its interest in the physician practice and assign the rights of the MSAs; provide IPS with the right to receive a management fee based on results of operations and the right to the proceeds from a sale of the practice to an outside party or, at the end of the MSA term, to the physician group. Based on this analysis, IPS has determined that its contracts meet the criteria of EITF 97-2 for consolidating the results of operations of the affiliated medical groups and has adopted EITF 97-2 in its statement of operations. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. IPS believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices will be accounted for under the purchase method of accounting.

     Revenue Recognition. The Company recognizes revenue from its surgery and diagnostic center business on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the quarter ended March 31, 2005.

     IPS records revenue based on patient services provided by its affiliated medical groups and for services provided by its subsidiary, IntegriMED, Inc. (“IntegriMED”) to its customers. Net patient service revenue is impacted by billing rates, changes in Current Procedural Terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’ affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the quarters ended March 31, 2005 and 2004.

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

     Accounts Receivable and Allowance for Doubtful Accounts. The Company’s surgery and diagnostic centers and IPS’s affiliated medical groups grant credit without collateral to its patients, most of which are insured under third-party payer arrangements. The provision for bad debts that relates to patient service revenues is based on an evaluation of potentially uncollectible accounts. The provision for bad debts includes a reserve for 100% of the accounts receivable older than 180 days. Establishing an allowance for bad debt is subjective in nature. IPS uses historical collection percentages to determine the estimated allowance for bad debts, and adjusts the percentage on a quarterly basis.

     MBS records uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, MBS has experienced minimal credit losses and has not written-off any material accounts during 2005 or 2004.

     Investment in Limited Partnerships. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of SFAS 94/Accounting Research Bulletin (“ARB”) 51 and the interpretations of such by Issue 96-16 and Statement of Position (“SOP”) 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships.

     Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually. The Company evaluates its goodwill and other intangible assets in the fourth quarter of each fiscal year.

Overview

Surgery and Diagnostic Center Business

     The Company was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. Immediately prior to July 1999, the Company was an inactive company. On July 11, 1999, the Company changed its name to SurgiCare, Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers (“ASCs”). On July 21, 1999, the Company acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. (“Bellaire SurgiCare”), in exchange for the issuance of 9.86 million shares of common stock (now 986,000 shares of Class A Common Stock after giving effect to the Reverse Stock Split and Reclassification), and 1.35 million shares of Series A Redeemable preferred stock, par value $.001 per share, to the holders of Bellaire SurgiCare’s common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. On December 15, 2004, the Company changed its name to Orion HealthCorp, Inc.

     As of March 31, 2005, the Company owned a majority interest in two surgery centers and a minority interest as general partner in one additional center. Two of the centers are located in Texas and one is located in Ohio. In limited circumstances, the Company, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company’s ASCs perform various types of procedures including: orthopedic surgery; colonoscopy; ophthalmic laser surgery; pain injections; and various pediatric surgeries. The most common procedures performed in the Company’s ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. The Company also owns a 41% interest in an open magnetic resonance imaging (“MRI”) center in Ohio, which opened in July 2004. The open MRI center performs diagnostic procedures using MRI technology.

     The following table sets forth information related to Orion’s surgical and diagnostic centers in operation as of March 31, 2005:

		Acquisition	Orion
Name	Location	Date	Ownership
SurgiCare Memorial Village	Houston, Texas	Oct. 2000	60%
San Jacinto Surgery Center	Baytown, Texas	Oct. 2000	10%
Tuscarawas Ambulatory Surgery Center	Dover, Ohio	June 2002	51%
Tuscarawas Open MRI	Dover, Ohio	July 2004	41%

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

     IntegriMED represents a practical approach to providing medical groups with business and clinical software solutions that address day-to-day operational requirements and regulatory compliance. IntegriMED provides software and technology solutions for physicians through an application service provider model. Rather than independently developing a stand-alone software application, IPS identified proven and effective physician practice software solutions and developed an architecture that brought these applications together in a single, integrated management system. The IntegriMED system enables IPS to add new applications as required to respond to changing business and regulatory burdens and allows IPS to deliver these applications to its clients over the Internet resulting in a cost-effective means of delivering and accessing the applications.

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

     As of March 31, 2005, IntegriMED had subscriptions for 413 desktops in 30 practices. IntegriMED generally targets medical practices with less than 25 physicians with a primary emphasis on family medicine, internal medicine and pediatric practices.

     PPA is an experienced and innovative provider of healthcare management services dedicated to the practice of pediatrics. As of March 31, 2005, PPA managed 10 practice sites, representing six medical groups in Illinois, Ohio and New Jersey. PPA provides business management and administrative services to the affiliated medical groups. These services include human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services. The affiliated physicians, who are all employed by separate corporations, provide all clinical and patient care related services. There is a standard forty-year contract between PPA and the various affiliated medical groups whereby the physicians are compensated after all practice expenses and a management fee is paid to PPA.

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

Medical Billing Services

     MBS is based in Houston, Texas and was incorporated in Texas on October 16, 1985. DCPS is based in Houston, Texas and was organized as a Texas limited liability company on September 16, 1998. DCPS reorganized as a Texas limited partnership on August 31, 2003. The Company acquired MBS and DCPS in the DCPS/MBS Transaction. Subsequent to the DCPS/MBS Transaction, DCPS has operated as a wholly-owned subsidiary of MBS. MBS and DCPS provide practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. The discussion of MBS below includes the operations of DCPS.

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

Results of Operations

     As part of the acquisition and restructuring transactions, which closed on December 15, 2004, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS’s historical results have become those of the combined company. Orion’s results include the results of IPS for the three months ended March 31, 2004 and the results of IPS, the Company’s surgery and diagnostic center business and MBS (which includes DCPS) for the three months ended March 31, 2005. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS.

     The following table sets forth selected unaudited consolidated condensed statements of operations data expressed as a percentage of Orion’s net operating revenues for the three months ended March 31, 2005 (“1Q05”) and 2004 (“1Q04”), respectively. Orion’s historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

	1Q05	1Q04
	(Unaudited)	(Unaudited)
Net operating revenues	100.0%	100.0%
Direct cost of revenues	45.2%	60.6%

Gross margin	54.8%	39.4%
Total operating expenses	73.7%	54.0%

Loss from continuing operations before other income (expenses)	(18.9%)	(14.6%)
Total other income (expenses), net	(1.0%)	(5.9%)
Minority interest earnings in partnership	(0.4%)	0.0%

Loss from continuing operations	(20.3%)	(20.5%)
Discontinued operations
Income from operations of discontinued components, including net gain on disposal in 1Q05	2.1%	2.0%

Net loss	(18.2%)	(18.5%)
Preferred stock dividends	0.0%	(4.0%)

Net loss attributable to common stockholders	(18.2%)	(22.5%)

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004

     The following table sets forth, for the periods indicated, the unaudited consolidated condensed statements of operations of Orion.

	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net operating revenues	$9,202,448	$4,178,175
Direct cost of revenues	4,161,479	2,533,465

Gross margin	5,040,969	1,644,710

Operating expenses:
Salaries and benefits	3,098,180	955,488
Facility rent and related costs	596,601	292,837
Depreciation and amortization	1,111,584	134,990
Professional and consulting fees	365,134	168,837
Insurance	247,102	138,942
Provision for doubtful accounts	367,941	254,921
Other expenses	996,107	311,273

Total operating expenses	6,782,649	2,257,288

Loss from continuing operations before other income (expenses)	(1,741,680)	(612,578)

Other income (expenses):
Interest expense	(94,914)	(240,081)
Other expense, net	1,553	(5,590)

Total other income (expenses), net	(93,361)	(245,671)

Minority interest earnings in partnership	(39,447)	—

Loss from continuing operations	(1,874,488)	(858,249)

Discontinued operations
Income from operations of discontinued components, including net gain on disposal of $343,575 in 1Q05	193,858	83,805

Net loss	(1,680,630)	(774,444)

Preferred stock dividends	—	(165,300)

Net loss attributable to common stockholders	$(1,680,630)	$(939,744)

Weighted average common shares outstanding;

Basic	8,666,531	8,602,149

Diluted	8,666,531	8,602,149

Earnings (loss) per share:

Basic:

Net loss per share from continuing operations	$(0.216)	$(0.100)

Net income per share from discontinued operations	$0.022	$0.010

Net loss per share	$(0.194)	$(0.090)

Diluted:

Net loss per share from continuing operations	$(0.216)	$(0.100)

Net income per share from discontinued operations	$0.022	$0.010

Net loss per share	$(0.194)	$(0.090)

     Net Operating Revenues. Net operating revenues, which include net patient service revenue related to the operations of IPS’s affiliated medical groups, IntegriMED and other revenue, surgery and diagnostic center revenue and billing services revenue, increased $5,024,274, or 120.3%, to $9,202,448 for the three months ended March 31, 2005, as compared with $4,178,175 for the same period in 2004. The Company’s surgery and diagnostic center business and MBS reported net operating revenues of $1,380,501 and $2,535,844, respectively, for the first quarter of 2005, and accounted for 77.9% of the increase in 2005.

     IPS net patient service revenue for the three months ended March 31, 2005 increased $1,020,690, or 24.6%, from the same period in 2004. The increase in net patient service revenue for the quarter was primarily the result of: (i) increased patient volume during the quarter, with procedures and office visits at the clinic-based facilities increasing 10,881 and 4,679, respectively, from first quarter 2004 levels; (ii) rate increases beginning in January 2005 for three of IPS’s affiliated medical groups, which resulted in average revenue per visit of $119 in the first quarter of 2005 vs. $107 for the first quarter of 2004; and (iii) two new providers, who began practicing at one of IPS’s affiliated medical groups in July 2004, whose production in the first quarter of 2005 was approximately 133% higher than the first quarter 2004 production of the providers they replaced.

     IntegriMED and other revenue totaled $24,591 in the first quarter of 2004, increasing $87,240, or 354.8%, to $111,830 for the three months ended March 31, 2005. Of the total increase, $58,620 relates to additional net revenue from the operations of IntegriMED, which was recognizing revenue from 26 practices at the end of the first quarter of 2005 compared to 15 practices at 2004. Additionally, IntegriMED’s training costs decreased $20,102 for the three months ended March 31, 2005 when compared to the same period in 2004, as a result of decreased use of third party training and installation staff. Revenue from the IPS Vaccine Alliance, a group purchasing alliance for vaccines and medical supplies, in the first quarter of 2005 increased $8,518 over 2004 to $23,934.

     Direct Cost of Revenues. Direct cost of revenues, which includes physician compensation, surgical and diagnostic costs and medical group direct clinical expenses and totaled $2,533,465 in the first quarter of 2004, increased $1,628,014, or 64.3%, to $4,161,479 for the three months ended March 31, 2005. The Company’s surgery and diagnostic center business recorded direct cost of revenues of $758,348 for the first quarter of 2005 and accounted for 46.6% of the increase in 2005.

     Pursuant to the terms of the MSAs governing each of IPS’s affiliated medical groups, the physicians of each medical group are compensated after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the financial statements, is either a fixed fee, or is calculated based on a percentage of net operating income and represented approximately 13.6% of physician medical group net operating income in the first quarter of 2005 compared to 15.5% in the first quarter of 2004. Physician compensation increased $788,178, or 50.4%, for the quarter ended March 31, 2005 to $2,352,689, as compared with $1,564,511 for the quarter ended March 31, 2004. Physician compensation expense represented 44.5% of total net operating revenues in the first quarter of 2005, compared with 37.4% for the same period in 2004. The increase in compensation in the first three months of 2005 was directly related to an increase in net patient service revenue, which was primarily the result of: (i) increased patient volume and (ii) rate increases implemented by three of IPS’s affiliated medical groups.

     Direct clinical expenses are expenses that are directly related to the practice of medicine by the physicians who practice at the affiliated medical groups managed by IPS. For the quarter ended March 31, 2005, direct clinical expenses increased $81,488, or 8.4% to $1,050,442, largely as a result of increased vaccine expenses. Approximately 69% of the rise in vaccine expenses relates to price increases from the Company’s two largest vaccine suppliers, while the remaining 31% was a result of increased patient volume at the affiliated medical groups.

     Operating Expenses.

     Salaries and Benefits. Consolidated salaries and benefits increased $2,142,692 in the first quarter of 2005 to $3,098,180, compared to $955,488 for the same period in 2004. The Company’s surgery and diagnostic center business and MBS recorded salaries and benefits expenses totaling $346,264 and $1,575,135, respectively in the first three months of 2005, and accounted for 89.7% of the increase over 2004.

     Salaries and benefits, excluding the surgery and diagnostic center business and MBS, represent the employee-related costs of all non-clinical practice personnel and the IPS corporate and IntegriMED staff in Roswell, Georgia. These expenses increased $221,292, or 23.2%, from $955,488 for the quarter ended March 31, 2004 to $1,176,780 for the same period in 2005. This increase can be attributed primarily to the addition of nine new employees after March 2004 in response to the growth in the IntegriMED business.

     Facility Rent and Related Costs. Facility rent and related costs increased 103.7% from $292,837 for the quarter ended March 31,

2004 to $596,601 for the quarter ended March 31, 2005. For the first three months of 2005, the Company’s surgery and diagnostic center business and MBS recorded facility rent and related expenses totaling $183,866 and $113,628, respectively, which accounted for 97.9% of the increase over 2004.

     Facility rent and related costs associated with IPS’s affiliated medical groups and corporate office totaled $299,107 for the quarter ended March 31, 2005, an increase of $6,270.

     Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $1,111,584 in the first quarter of 2005, an increase of $976,594 over the quarter ended March 31, 2004. For the three months ended March 31, 2005, depreciation expense related to the fixed assets of the Company’s surgery and diagnostic center business and MBS totaled $231,035 and $21,617, respectively. Depreciation expense related to the fixed assets of IPS totaled $40,763 for the quarter ended March 31, 2005. Amortization expense related to the MSAs totaled $120,949 and $97,668 for the quarters ended March 31, 2005 and 2004, respectively.

     As part of the IPS Merger the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. The amortization expense related to the intangible assets recorded as a result of the reverse acquisition totaled $431,697 for the quarter ended March 31, 2005.

     As part of the DCPS/MBS Transaction, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Transaction totaled $265,523 for the quarter ended March 31, 2005.

     Professional and Consulting Fees. For the quarter ended March 31, 2005, professional and consulting fees totaled $365,134, an increase of $196,297, or 116.3%, over the same period in 2004. For the first three months of 2005, the Company’s surgery and diagnostic center business and MBS recorded professional and consulting fees totaling $70,267 and $12,483, respectively, and accounted for 42.2% of the increase over 2004.

     IPS’s professional and consulting fees, which also include the costs of Orion corporate accounting, financial reporting and compliance, increased from $168,837 for the three months ended March 31, 2004 to $282,384 for the three months ended March 31, 2005. Of the total increase, $103,249 relates to additional accounting and audit fees as a result of the expanded reporting requirements resulting from the IPS Merger and the DCPS/MBS Transaction.

     Insurance. Consolidated insurance expense, including professional liability insurance for affiliated physicians, property and casualty insurance, directors and officers liability insurance, increased from $138,942 for the quarter ended March 31, 2004 to $247,102 for the quarter ended March 31, 2005. Insurance expenses of the Company’s surgery and diagnostic center business and MBS totaled $42,468 and $4,253, respectively, for the first quarter of 2005, and accounted for 43.2% of the increase over 2004.

     Directors and officers liability insurance expense for the Company increased $60,321 from the first quarter of 2004 to the first quarter of 2005, and relates solely to the increase in premiums as a result of the acquisition and restructuring transactions that closed in December 2004.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased $113,020, or 44.3%, for the quarter ended March 31, 2005 to $367,941. For the three months ended March 31, 2005, the Company’s surgery and diagnostic center business recorded bad debt expense totaling $23,567. As a percentage of total net operating revenues, the provision for doubtful accounts for the first three months of 2005 was consistent with the same period in the prior year at 6.5%. The total collection rate, after contractual allowances, for IPS’s affiliated medical groups was 69.6% in the first quarter of 2005, compared to 68.7% for the first quarter of 2004.

     Other Expenses. Other expenses, which include other operating expenses such as office and computer supplies, telephone, data communications, software support and postage, as well as board of directors’ compensation and meeting expenses, totaled $996,107 for the quarter ended March 31, 2005, an increase of $684,834 over the same period in 2004. For the first quarter of 2005, the Company’s surgery and diagnostic center business and MBS recorded other expenses totaling $266,283 and $346,109, respectively, which accounted for 89.4% of the increase over 2004. As a percentage of net operating revenues, IPS’s other expenses for the quarter ended March 31, 2005 were consistent with the same period one year ago at 7.3%.

     Interest Expense. Consolidated interest expense totaled $94,914 for the first three months of 2005, a decrease of $145,167 from the same period in 2004. The decrease from 2004 can be explained generally by the following events:

•	As part of Investment Transaction, the Company used $5,908,761 to pay off the debt owed to the subsidiary of Brantley IV.

•	As described in Item 2. Management’s Discussion and Analysis and Plan of Operation – Certain Recent Developments – New

Line of Credit and Debt Restructuring, the Company restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

•	Brantley Capital and Brantley Venture Partners III, L.P. (“Brantley III”) each held debt of IPS and are party to the Amended and Restated Debt Exchange Agreement dated February 9, 2004, as amended on July 16, 2004 (the “Debt Exchange Agreement”). Pursuant to the Debt Exchange Agreement, Brantley Capital and Brantley III received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount owing to it under its loan to IPS in exchange for contribution of such debt to Orion. Pursuant to the Debt Exchange Agreement, Brantley Capital also received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount of certain accrued dividends owed to it by IPS in exchange for the contribution of such indebtedness, provided that the amount of shares received in respect of such dividends was subject to reduction to the extent necessary to achieve the guaranteed allocation of shares of Class A Common Stock to the holders of IPS common stock and Series B Convertible preferred stock pursuant to the IPS Merger Agreement. The aggregate amount of debt exchanged by the parties to the Debt Exchange Agreement was $4,375,229, which included accrued interest as of the Closing, and $593,100 of debt in respect of accrued dividends.

     Minority Interest Earnings in Partnership. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

     These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships. For the three months ended March 31, 2005, the Company recorded a $39,447 loss on the minority interest in San Jacinto Surgery Center, based on the Company’s 10% ownership of that surgery center.

     Discontinued Operations. On September 19, 2003, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Dr. Jane Kao and PediApex Heart Center for Children (the “Heart Center”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ in the first quarter of 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004.

     The following table contains selected financial data related to the Heart Center as of and for the quarter ended March 31, 2004:

1Q04
Income statement data:
Net operating revenues	$729,141
Direct cost of revenues	325,502
Operating expenses	357,634

Net income	$46,005

Current assets	$303,546
Other assets	91,732

Total assets	$395,278

Current liabilities	$586,847
Other liabilities	—

Total liabilities	$586,847

     As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the quarter ended March 31, 2005. The Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005.

     The following table contains selected financial data related to Bellaire SurgiCare as of and for the quarter ended March 31, 2005:

1Q05
Income statement data:
Net operating revenues	$161,679
Direct cost of revenues	235,993
Operating expenses	114,104

Net loss	$(188,418)

Current assets	$178,787
Other assets	82,826

Total assets	$261,613

Current liabilities	$254,692
Other liabilities	35,656

Total liabilities	$290,348

     On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement”) with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the quarters ended March 31, 2005 and 2004, respectively. The Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005.

     The following table contains selected financial data related to CARDC as of and for the quarters ended March 31, 2005 and 2004, respectively:

	1Q05	1Q04
Income statement data:
Net operating revenues	$848,373	$765,482
Direct cost of revenues	523,255	495,974
Operating expenses	286,418	231,708

Net income	$38,700	$37,800

Balance sheet data:
Current assets	$262,921	$248,209
Other assets	9,270	14,309

Total assets	$272,191	$262,518

Current liabilities	$239,747	$320,544
Other liabilities	—	—

Total liabilities	$239,747	$320,544

     The following table summarizes the components of income from operations of discontinued components:

	1Q05	1Q04
Income from operations of discontinued components:
CARDC
Net income	$38,700	$37,800
Gain on disposal	506,625	—
Heart Center
Net income	—	46,005
Bellaire SurgiCare
Net loss	(188,418)	—
Loss on disposal	(163,050)	—

Total income from operations of discontinued components	$193,858	$83,805

     Preferred Stock Dividends. IPS’s Series A-2 preferred stockholders were entitled to receive, when, as and if declared by the board of directors, cumulative dividends payable at the annual rate of $0.40 for each share. Dividends accrued, even if not declared, and were to be declared and paid in cash in equal installments on the first day of January, April, July and October immediately following the issue date, or continued to be accrued until such time as the preferred stockholders demanded payment. Preferred stock dividends in the amount of $165,300 were accrued for the quarter ended March 31, 2004. No cash payments of dividends were made in the first quarter of 2004. The Series A-2 redeemable convertible preferred stock, along with the other three series of redeemable convertible preferred stock held by IPS stockholders prior to the merger, including any accrued and unpaid dividends therein, were exchanged for Orion Class A Common Stock as a part of the IPS Merger.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $749,399 for the quarter ended March 31, 2005 compared to net cash used in operating activities of $241,182 for the same period in 2004. The increase in net cash used in operations can be attributed primarily to the growth in operating expenses related to the IPS Merger and the DCPS/MBS Transaction, as well as the addition of nine new employees after March 2004 in response to the growth in the IntegriMED business.

     Net cash used in investing activities totaled $84,592 for the three months ended March 31, 2005 compared to net cash used in investing activities totaling $34,230 for the three months ended March 31, 2004. The sole investing activities in the first quarter of 2005 and 2004, respectively, consisted of purchases and retirements of property and equipment.

     Net cash provided by financing activities totaled $744,493 for the quarter ended March 31, 2005 compared to net cash provided by financing activities totaling $409,330 for the quarter ended March 31, 2004. The following financing activities occurred in the first quarter of 2005:

•	Repayments on capital lease obligations totaled $49,577;

•	Net repayments on the HBCC revolving credit facility totaled $231,272; and

•	On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Certain Recent Developments – Post-Restructuring Loan Transaction.”)

     As of March 31, 2005, the Company had $612,348 of cash and cash equivalents on hand and a working capital deficit of $4,369,223. The Company incurred an operating loss of $1,874,488 for the three months ended March 31, 2005. In addition, the Company has used substantial amounts of working capital in its operations.

     The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt, most recently by completing the Acquisitions, the Investment Transaction, the Reclassification and the restructuring of its debt owed to DVI (the “Debt Restructuring”). In connection with the Closing of the Acquisitions and the Investment Transaction, the Company entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement by and among Orion, certain of its affiliates and subsidiaries, and HBCC. (See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Certain Recent Developments – Acquisition and Restructuring Transactions.”) In connection with entering into this new facility, Orion also consummated the Debt Restructuring, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing. In addition to the Closing, on March 16, 2005, Brantley IV loaned Orion an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Certain Recent Developments – Post-Restructuring Loan Transactions.) Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, as part of this transaction, the Company entered into the First Amendment whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended Brantley IV Guaranty, which reduces the deficiency guaranty provided by Brantley IV by the amount of the March Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended Brantley Capital Guaranty, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the April Loan to $502,273.

     As of March 31, 2005, the Company’s existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. On April 28, 2005, the Company announced the initiation of a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ambulatory surgery centers. A fundamental component of the Company’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. The Company will begin to divest certain non-core assets and use the proceeds and expense reductions to repay debt, provide working capital and fund growth. In addition, the Company will cease investment in business lines that do not complement the Company’s strategic plans and will redirect financial resources and company personnel to areas that management believes enhances long-term growth potential. Presently, the Company is evaluating strategic alternatives for its software services business. The Company does not anticipate a significant reduction of revenue as a result of the implementation of these strategic initiatives. However, the Company anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions currently duplicated at the Company’s Houston and Atlanta facilities.

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

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed by us under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported accurately and within the time periods specified in the Security and Exchange Commission’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings.

     Changes in Internal Controls. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. Certain settlements were reached in the cases. The two cases were referred to arbitration pursuant to the arbitration clauses in the agreements between the parties. The arbitration includes all remaining claims in both lawsuits. The P.A., the physicians and the former shareholders of CAMI seek recovery of pre-merger accounts receivable they claim were collected by IPS after the merger, but belong to CAMI under the merger agreement and agreements between CAMI and the affiliated physicians. IPS has asserted a right of set-off for over-payments that it made after the merger to the physicians. IPS also asserts a claim against the physicians for breach of the management services agreement and other agreements. In their complaint, the P.A., the former shareholders of CAMI and the physicians seek a claim against IPS for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The award was confirmed by the U.S. District Court in the amount of $548,884 and judgment was entered. IPS’s claims against the physicians are still pending. IPS has accrued approximately $540,000 for possible losses related to this claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On May 13, 2005, the Company filed a press release announcing the Company’s results for the quarter ended March 31, 2005. The press release is attached as Exhibit 99.1 to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
Exhibit 10.1	First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit Corporation

Exhibit 10.2	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to Healthcare Business Credit Corporation

Exhibit 10.3	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to Healthcare Business Credit Corporation

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

Exhibit 99.1	Copy of press release issued by the Company on May 13, 2005

(b)	Reports on Form 8-K

     For the quarter ended March 31, 2005, the following reports on Form 8-K were filed:

     On March 7, 2005, the Company filed a current report on Form 8-K to report the issuance of a press release announcing the consolidation of two Houston-based ambulatory surgery centers.

     On March 11, 2005, the Company filed a current report on Form 8-K to report the receipt of a letter from AMEX notifying the Company that it was not in compliance with Sections 711 and 713 of the AMEX Company Guide. Additionally, the Company reported the issuance of a press release announcing the receipt of the aforementioned letter.

     On March 22, 2005, the Company filed an amendment to the current report on Form 8-K, which was originally filed on December 21, 2004, to add required financial information, including interim financial statements of the acquired companies and pro forma financial statements, required within 75 days from the closing of the acquisition and restructuring transactions.

     On March 22, 2005, the Company filed a current report on Form 8-K to report the receipt of a letter from AMEX notifying the Company that it was not in compliance with Sections 134 and 1101 of the AMEX Company Guide and to announce a new loan transaction with Brantley IV and Brantley Capital. Additionally, the Company reported the issuance of a press release announcing the aforementioned items as well as the filing of an amendment to the current report on Form 8-K, which was originally filed on December 21, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION HEALTHCORP, INC.
	By:	/s/ Terrence L. Bauer
Terrence L. Bauer
Dated: May 13, 2005		Chief Executive Officer and Director (Duly Authorized Representative)

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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 13, 2005.

By:	/s/ Terrence L. Bauer	By:	/s/ Michael J. Finn

	Terrence L. Bauer		Michael J. Finn
	Chief Executive Officer and		Director
Director (Principal Executive Officer)

By:	/s/ Paul H. Cascio	By:

	Paul H. Cascio		Gerald M. McIntosh
	Director and Non-Executive Chairman		Director
of the Board

By:	/s/ Keith G. LeBlanc	By:	/s/ Joseph M. Valley, Jr.

	Keith G. LeBlanc		Joseph M. Valley, Jr.
	President and Director		Director

By:	/s/ David Crane	By:	/s/ Stephen H. Murdock

	David Crane		Stephen H. Murdock
	Director		Chief Financial Officer (Principal Accounting
and Financial Officer)

ORION HEALTHCORP, INC.

Orion HealthCorp, Inc.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current assets
Cash and cash equivalents	$612,348	$701,846
Accounts receivable, net	5,022,737	4,469,240
Inventory	499,612	519,509
Prepaid expenses and other current assets	775,231	519,843

Total current assets	6,909,928	6,210,438

Property and equipment, net	3,007,146	3,370,928

Other long-term assets
Intangible assets, including goodwill	31,432,470	32,250,640
Other assets, net	527,023	534,314

Total other long-term assets	31,959,493	32,784,954

Total assets	$41,876,567	$42,366,320

Current liabilities
Accounts payable and accrued expenses	$7,255,454	$6,784,950
Deferred revenue	207,046	304,144
Income taxes payable	116,943	116,943
Current portion of capital lease obligation	250,656	258,478
Current portion of long-term debt	3,449,052	2,762,334

Total current liabilities	11,279,151	10,226,849

Long-term liabilities
Capital lease obligation, net of current portion	498,519	540,274
Long-term debt, net of current portion	4,226,191	4,238,839
Deferred tax liability	620,977	620,977
Minority interest in partnership	216,447	169,500

Total long-term liabilities	5,562,134	5,569,590

Stockholders’ equity
Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, par value $0.001; 70,000,000 shares authorized, 8,685,381 and 8,602,149 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	8,685	8,602
Common stock, Class B, par value $0.001; 25,000,000 shares authorized, 11,482,261 shares issued and outstanding at March 31, 2005 and December 31, 2004	11,482	11,482
Common stock, Class C, par value $0.001; 2,000,000 shares authorized, 1,575,760 shares issued and outstanding at March 31, 2005 and December 31, 2004	1,576	1,576
Additional paid-in capital	56,748,734	56,602,786
Accumulated deficit	(31,696,877)	(30,016,247)
Treasury stock — at cost; 9,140 shares at March 31, 2005 and December 31, 2004	(38,318)	(38,318)

Total stockholders’ equity	25,035,282	26,569,881

Total liabilities and stockholders’ equity	$41,876,567	$42,366,320

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.

Consolidated Condensed Statements of Operations

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net operating revenues	$9,202,448	$4,178,175
Direct cost of revenues	4,161,479	2,533,465

Gross margin	5,040,969	1,644,710

Operating expenses:
Salaries and benefits	3,098,180	955,488
Facility rent and related costs	596,601	292,837
Depreciation and amortization	1,111,584	134,990
Professional and consulting fees	365,134	168,837
Insurance	247,102	138,942
Provision for doubtful accounts	367,941	254,921
Other expenses	996,107	311,273

Total operating expenses	6,782,649	2,257,288

Loss from continuing operations before other income (expenses)	(1,741,680)	(612,578)

Other income (expenses):
Interest expense	(94,914)	(240,081)
Other expense, net	1,553	(5,590)

Total other income (expenses), net	(93,361)	(245,671)

Minority interest earnings in partnership	(39,447)	—

Loss from continuing operations	(1,874,488)	(858,249)

Discontinued operations
Income from operations of discontinued components, including net gain on disposal of $343,575 in 1Q05	193,858	83,805

Net loss	(1,680,630)	(774,444)

Preferred stock dividends	—	(165,300)

Net loss attributable to common stockholders	$(1,680,630)	$(939,744)

Weighted average common shares outstanding;

Basic	8,666,531	8,602,149

Diluted	8,666,531	8,602,149

Earnings (loss) per share:

Basic:

Net loss per share from continuing operations	$(0.216)	$(0.100)
Net income per share from discontinued operations	$0.022	$0.010

Net loss per share	$(0.194)	$(0.090)

Diluted:

Net loss per share from continuing operations	$(0.216)	$(0.100)

Net income per share from discontinued operations	$0.022	$0.010

Net loss per share	$(0.194)	$(0.090)

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.

Consolidated Condensed Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2005	2004
Operating activities
Net loss	$(1,680,630)	$(774,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in earnings of partnerships	39,447	—
Provision for doubtful accounts	367,941	261,911
Depreciation and amortization	1,111,585	136,510
Amortization of debt issuance costs	—	1,400
Conversion of notes payable to common stock	26,031	—
Gain on disposition of discontinued components	(343,575)	—
Changes in operating assets and liabilities:
Intercompany		—
Accounts receivable	(679,289)	48,884
Inventory	41,266	8,780
Prepaid expenses and other assets	(253,798)	(11,552)
Other assets	8,470	—
Accounts payable and accrued expenses	629,149	39,484
Deferred revenues	(15,996)	47,845

Net cash used in operating activities	(749,399)	(241,182)

Investing activities
Purchase of property and equipment	(84,592)	(34,230)

Net cash used in investing activities	(84,592)	(34,230)

Financing activities
Net repayments of capital lease obligations	(49,577)	(14,696)
Net repayments on line of credit	(231,272)	(35,272)
Net borrowings (repayments) of notes payable	930,164	(166,908)
Net borrowings of other obligations	95,178	626,206

Net cash provided by financing activities	744,493	409,330

Net increase (decrease) in cash and cash equivalents	(89,498)	133,918

Cash and cash equivalents, beginning of period	701,846	49,532

Cash and cash equivalents, end of period	$612,348	$183,450

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. General

     Orion HealthCorp, Inc. (formerly SurgiCare, Inc. “SurgiCare”) (“Orion” or the “Company”) and its subsidiaries maintain their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. As described in Note 3, Acquisition and Restructuring Transactions, Orion’s results include the results of IPS for the three months ended March 31, 2004 and the results of the IPS, the Company’s surgery and diagnostic center business and MBS (which includes DCPS) for the three months ended March 31, 2005. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

     These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Securities and Exchange Commission (“SEC”) Rule 310-(b) of Regulation S-B. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations and cash flows of the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes therein included in the Company’s 2004 Annual Report on Form 10-KSB.

Description of Business

Surgery and Diagnostic Centers

     SurgiCare, Inc. was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. (“TCI”). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare, Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers (“ASCs”). On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation (“Bellaire SurgiCare”), in exchange for the issuance of 9.86 million shares of SurgiCare’s common stock (now 986,000 shares of Class A Common Stock after giving effect to the Reverse Stock Split and Reclassification, as discussed in Note 3. Acquisition and Restructuring Transactions) and 1.35 million shares of SurgiCare’s Series A Redeemable Preferred Stock, par value $.001 per share, to the holders of Bellaire SurgiCare’s common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. On December 15, 2004, the Company changed its name to Orion HealthCorp, Inc.

     As of March 31, 2005, Orion owned a majority interest in two surgery centers and a minority interest as general partner in one additional center. Two of the centers are located in Texas and one is located in Ohio. In limited circumstances, Orion, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company’s ASCs perform various types of procedures including: orthopedic surgery, colonoscopy, ophthalmic laser surgery, pain injections and various pediatric surgeries. The most common procedures performed in our ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. Orion also owns a 41% interest in an open magnetic resonance imaging (“MRI”) center in Ohio, which opened in July 2004. The open MRI center performs diagnostic procedures using MRI technology.

Integrated Physician Solutions

     Integrated Physician Solutions, Inc. (“IPS”), a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. IPS’s subsidiary, IntegriMED, Inc. (“IntegriMED”), is a provider of technology solutions for physicians, including a comprehensive suite of integrated business and clinical software applications. The Pediatric Physician Alliance (“PPA”) division of IPS manages pediatric medical clinics. As of March 31, 2005, PPA managed ten practice sites, representing six medical groups in Illinois, Ohio and New Jersey.

Medical Billing Services

     Medical Billing Services, Inc. (“MBS”) is based in Houston, Texas and was incorporated in Texas on October 16, 1985. Dennis Cain Physician Solutions, Ltd. (“DCPS”) is based in Houston, Texas and was organized as a Texas limited liability company on September 16, 1998. DCPS reorganized as a Texas limited partnership on August 31, 2003. Orion acquired MBS and DCPS in the DCPS/MBS Transaction, which is described in Note 3. Acquisition and Restructuring Transactions. Subsequent to the DCPS/MBS Transaction, DCPS has operated as a subsidiary of MBS. MBS and DCPS provide practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. Any descriptions of MBS include the business and operations of DCPS.

Note 2. Going Concern

     The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, the Company incurred substantial operating losses during 2004 and in the first quarter of 2005. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt, most recently by completing a series of acquisition and restructuring transactions (the “Closing”), which occurred in December 2004 and are described in Note 3. Acquisition and Restructuring Transactions. In connection with the closing of these transactions, the Company entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the “Loan and Security Agreement”), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and Healthcare Business Credit Corporation (“HBCC”). In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services, Inc. (collectively, “DVI”) from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing. In addition to the Closing, on March 16, 2005, Brantley Partners IV, L.P. (“Brantley IV”) loaned Orion an aggregate of $1,025,000 (the “March Loan”). On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the “April Loan”). Although the definitive transaction documents with respect to these loans have not been finalized or executed, a summary of the anticipated terms of the loans is as follows: (i) the loans are unsecured; (ii) the loans are subordinate to the Company’s outstanding loan from HBCC and other indebtedness for monies borrowed and ranked pari passu with general trade liabilities; (iii) principal and interest on the loans are due April 19, 2006; (iv) the interest accrues at a per annum rate equal to nine percent (9%) and is non-compounding; and (v) Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due on or after the maturity date of the loans into shares of Class A Common Stock of the Company at a price per share equal to $1.042825. The number of shares issuable upon conversion with respect to the March Loan shall not exceed the lesser of (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. The number of shares issuable upon conversion with respect to the April Loan shall not exceed the lesser of (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, Brantley IV is a principal stockholder of Orion and held approximately 49.1% of the outstanding voting stock of Orion as of March 31, 2005, on an as converted basis. Additionally, as part of this transaction, the Company entered into a First Amendment to the Loan and Security Agreement (the “First Amendment”), dated March 22, 2005, with certain of the Company’s affiliates and subsidiaries, and HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley IV Guaranty”), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley IV by the amount of the March Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley Capital Guaranty”), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the April Loan to $502,273.

     As of March 31, 2005, the Company’s existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. The Company has a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ambulatory surgery centers. A fundamental component of Orion’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. The Company will begin to divest certain non-core assets and use the proceeds and expense reductions to repay debt, provide working capital and fund growth. In addition, the Company will cease investment in business lines that do not complement the Company’s strategic plans and will redirect financial resources and company personnel to areas that management believes enhances long-term growth potential. Presently, the Company is evaluating strategic alternatives for its software services business. The Company does not anticipate a significant reduction of revenue as a result of the implementation of these strategic initiatives. However, Orion anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions currently duplicated at the Company’s Houston and Atlanta facilities.

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

Note 3. Acquisition and Restructuring Transactions

     On November 18, 2003, the Company entered into an agreement and plan of merger with IPS, which was amended and restated on February 9, 2004, and further amended on July 16, 2004 and on September 9, 2004 (the “IPS Merger Agreement”), relating to the Company’s acquisition of IPS (the “IPS Merger”). On February 9, 2004, the Company entered into an agreement and plan of merger with DCPS and MBS, which was amended and restated on July 16, 2004, and further amended on September 9, 2004 and on December 15, 2004 (the “DCPS/MBS Merger Agreement”), relating to the Company’s acquisition of MBS and DCPS (the “DCPS/MBS Transaction” and together with the IPS Merger, the “Acquisitions”). The Company completed the IPS Merger and the DCPS/MBS Transaction on December 15, 2004. As a result of the IPS Merger and the DCPS/MBS Transaction, IPS, MBS and DCPS became wholly-owned subsidiaries of the Company.

     On December 15, 2004, and simultaneous with the consummation of the IPS Merger and DCPS/MBS Transaction, the Company consummated the “Closing, which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the “Reverse Stock Split”), created three new classes of common stock and changed its name. The Company’s common stock was converted to Orion Class A Common Stock (the “Reclassification”). The Company also created Class B and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

     Also on December 15, 2004, the Company issued 11,482,261 shares of its Class B Common Stock (the “Investment Transaction”) to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Closing owed to a subsidiary of Brantley IV by SurgiCare and IPS on amounts advanced prior to October 24, 2003. At the Closing, Orion used $5,908,761 to pay off the debt owed to the subsidiary of Brantley IV. The Company also granted to Brantley IV the right to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing (the “Purchase Right”). Brantley IV may exercise the Purchase Right at any time after December 15, 2004. Each additional investment will be: (i) subject to the approval of a majority of the members of the board of directors of the Company that are not affiliated with Brantley IV, (ii) consummated on a date mutually agreed by the Company and Brantley IV, and (iii) accomplished with documentation reasonably satisfactory to the Company and Brantley IV. Pursuant to the terms of the Purchase Right, the purchase price per share of the Class A Common Stock will be equal to the lesser of (a) $1.25, and (b) 70% multiplied by the average of the daily average of the high and low price per share of the Class A Common Stock on the American Stock Exchange (“AMEX”) or a similar system on which the Class A Common Stock shall be listed at the time, for the twenty trading days immediately preceding the date of the closing of the exercise of the Purchase Right.

     Additionally, the Company used $3,683,492 of the proceeds of the Investment Transaction to repay a portion of the indebtedness to unaffiliated third parties and restructured additional existing indebtedness.

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

     Accordingly, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS’s historical results have become those of the combined company. Orion’s results include the results of IPS for the three months ended March 31, 2004 and the results of IPS, the Company’s surgery and diagnostic center business and MBS (which includes DCPS) for the three months ended March 31, 2005.

New Line of Credit

     Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement. Under this facility, up to $4,000,000 of loans may be made available to Orion, subject to a borrowing base. Orion borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is the prime rate plus 3%. Upon an event of default, HBCC can accelerate the loans or call the Guaranties described below. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

     Pursuant to the Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guaranty in the amount of $3,272,727. Pursuant to the Guaranty Agreement (the “Brantley Capital Guaranty”), dated as of December 15, 2004, provided by Brantley Capital Corporation (“Brantley Capital”) to HBCC, Brantley Capital agreed to provide a deficiency guarantee in the amount of $727,273. In consideration for the Guaranties, Orion issued warrants to purchase

20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See Note 2. Going Concern.) Additionally, as part of this transaction, the Company entered into the First Amendment, dated March 22, 2005, with HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended Brantley IV Guaranty, which reduces the deficiency guaranty provided by Brantley IV by the amount of the March Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended Brantley Capital Guaranty, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the April Loan to $502,273.

Note 4. Revenue Recognition

     The Company’s surgery and diagnostic center business recognizes revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the quarter ended March 31, 2005.

     IPS records revenue based on patient services provided by its affiliated medical groups and for services provided by IntegriMED to its customers. Net patient service revenue is impacted by billing rates, changes in current procedural terminology (“CPT”) code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’ affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the quarters ended March 31, 2005 and 2004.

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

Note 5. Use of Estimates

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

Note 6. Segments and Related Information

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

     The following table summarizes key financial information, by reportable segment, as of and for the quarters ended March 31, 2005 and 2004, respectively.

	For the Quarter Ended March 31, 2005
			Surgery and
		IntegriMED	diagnostic
	PPA	and other	centers	MBS	Total
Net operating revenues	$5,174,274	$133,550	$1,380,501	$2,535,844	$9,224,168
Income (loss) from continuing operations	253,800	(373,186)	(1,061,213)	200,674	(979,926)
Depreciation and amortization	141,698	7,935	662,732	287,140	1,099,505
Total assets	9,870,980	487,633	19,682,426	10,699,435	40,740,475

	For the Quarter Ended March 31, 2004
			Surgery and
		IntegriMED	diagnostic
	PPA	and other	centers	MBS	Total
Net operating revenues	$4,153,584	$59,726	$—	$—	$4,213,310
Loss from continuing operations	195,698	(183,371)	—	—	12,327
Depreciation and amortization	122,086	1,863	—	—	123,949
Total assets	9,996,537	247,403	—	—	10,243,940

     The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion’s consolidated condensed balance sheets and statements of operations as of and for the quarters ended March 31, 2005 and 2004, respectively.

	1Q05	1Q04
Net operating revenues:
Total net operating revenues for reportable segments	$9,224,168	$4,213,310
Elimination of intercompany transactions	(21,720)	(35,136)

Total consolidated net operating revenues	$9,202,448	$4,178,175

Loss from continuing operations:
Total loss from continuing operations for reportable segments	$(979,926)	$12,327
Corporate overhead	(481,113)	(493,404)
Elimination of intercompany transactions	(413,449)	(377,172)

Total consolidated loss from continuing operations	$(1,874,488)	$(858,249)

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$1,099,505	$123,949
Corporate depreciation and amortization	12,079	11,041

Total consolidated depreciation and amortization	$1,111,584	$134,990

Total assets:
Total assets for reportable segments	$40,740,475	$10,243,940
Corporate assets	1,136,092	356,548

Total consolidated assets	$41,876,567	$10,600,488

Note 7. Goodwill and Intangible Assets

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

Note 8. Earnings per Share

     Basic earnings per share are calculated on the basis of the weighted average number of Class A Common Stock outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the exercise of stock options and warrants using the treasury stock method, conversion of debt and conversion of Class B and Class C Common Stock.

	For the Quarters Ended
	March 31,
	2005		2004
Basic loss per share:

Net loss	$(1,680,630)		$(774,444)
Weighted average common shares outstanding	8,666,531		8,602,149
Dilutive stock options and warrants	(a	)	(a	)
Convertible notes	(b	)	(b	)
Class B Common Stock	(c	)	(c	)
Class C Common Stock	(d	)	(d	)
Weighted average common shares outstanding for diluted net loss per share	8,666,531		8,602,149
Net loss per share from continuing operations	$(0.216)		$(0.100)
Net loss per share from discontinued operations	$0.022		$0.010
Net loss per share — basic	$(0.194)		$(0.090)
Net loss per share — diluted	$(0.194)		$(0.090)

(a)	789,845 and 923,985 options and warrants were outstanding at March 31, 2005 and 2004, respectively. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.

(b)	$200,000 and $470,000 of notes were convertible into Class A Common Stock as of March 31, 2005 and 2004, respectively. The conversion price was equal to $3.50 per share until January 31, 2004. Subsequent to that date, the conversion price is equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.

(c)	11,482,261 shares of Class B Common Stock were outstanding at March 31, 2005.

(d)	1,575,760 shares of Class C Common Stock were outstanding at March 31, 2005.

Note 9. Preferred Stock

     On December 15, 2004, as part of the acquisition and restructuring transactions described in Note 3. Acquisition and Restructuring Transactions, the Company created two new classes of common stock and one new class of preferred stock. Pursuant to the Form 8-A that was filed with the SEC on December 15, 2004, the Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 (the “Preferred Stock”). Subject to the limitations prescribed by law and the provisions of the Amended and Restated Certificate of Incorporation of the Company, the board of directors is authorized to issue the Preferred Stock from time to time in one or more series, each of such series to have such number of shares, voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions thereof, as shall be determined by the board of directors in a resolution or resolutions providing for the issue of such Preferred Stock. Subject to the powers and rights of any Preferred Stock, including any series thereof, having any preference or priority over, or rights superior to, the common stock, the holders of the common stock shall have and possess all powers and voting and other rights pertaining to the stock of the Company.

     Also on December 15, 2004, all of IPS’s outstanding redeemable convertible preferred stock, including accrued and unpaid dividends, was converted to common stock and exchanged for shares of Orion.

Note 10. Discontinued Operations

     On September 19, 2003, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Dr. Jane Kao and PediApex Heart Center for Children (the “Heart Center”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ in the first quarter of 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004.

     The following table contains selected financial data related to the Heart Center as of and for the quarter ended March 31, 2004:

1Q04
Income statement data:
Net operating revenues	$729,141
Direct cost of revenues	325,502
Operating expenses	357,634

Net income	$46,005

Current assets	$303,546
Other assets	91,732

Total assets	$395,278

Current liabilities	$586,847
Other liabilities	—

Total liabilities	$586,847

     As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the Acquisitions. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the quarter ended March 31, 2005. The Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005.

     The following table contains selected financial data related to Bellaire SurgiCare as of and for the quarter ended March 31, 2005:

1Q05
Income statement data:
Net operating revenues	$161,679
Direct cost of revenues	235,993
Operating expenses	114,104

Net loss	$(188,418)

Current assets	$178,787
Other assets	82,826

Total assets	$261,613

Current liabilities	$254,692
Other liabilities	35,656

Total liabilities	$290,348

     On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement”) with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the quarters ended March 31, 2005 and 2004, respectively. The Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005.

     The following table contains selected financial data related to CARDC as of and for the quarters ended March 31, 2005 and 2004, respectively:

	1Q05	1Q04
Income statement data:
Net operating revenues	$848,373	$765,482
Direct cost of revenues	523,255	495,974
Operating expenses	286,418	231,708

Net income	$38,700	$37,800

Balance sheet data:
Current assets	$262,921	$248,209
Other assets	9,270	14,309

Total assets	$272,191	$262,518

Current liabilities	$239,747	$320,544
Other liabilities	—	—

Total liabilities	$239,747	$320,544

     The following table summarizes the components of income from operations of discontinued components:

	1Q05	1Q04
Income from operations of discontinued components:
CARDC
Net income	$38,700	$37,800
Gain on disposal	506,625	—
Heart Center
Net income	—	46,005
Bellaire SurgiCare
Net loss	(188,418)	—
Loss on disposal	(163,050)	—

Total income from operations of discontinued components	$193,858	$83,805

Note 11. Litigation

     On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. Certain settlements were reached in the cases. The two cases were referred to arbitration pursuant to the arbitration clauses in the agreements between the parties. The arbitration includes all remaining claims in both lawsuits. The P.A., the physicians and the former shareholders of CAMI seek recovery of pre-merger accounts receivable they claim were collected by IPS after the merger, but belong to CAMI under the merger agreement and agreements between CAMI and the affiliated physicians. IPS has asserted a right of set-off for over-payments that it made after the merger to the physicians. IPS also asserts a claim against the physicians for breach of the management services agreement and other agreements. In their complaint, the P.A., the former shareholders of CAMI and the physicians seek a claim against IPS for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The award was confirmed by the U.S. District Court in the amount of $548,884 and judgment was entered. IPS’s claims against the physicians are still pending. IPS has accrued approximately $540,000 for possible losses related to this claim.

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

Note 12. Employee Stock-Based Compensation

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

	For the Quarters Ended March 31,
	2005	2004
Net loss — as reported	$(1,680,630)	$(744,444)

Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards), net of tax effect	(26,363)	(52,725)
Net loss — pro forma	$(1,706,993)	$(797,169)
Net Loss per share:
Basic — as reported	$(0.194)	$(0.090)
Basic — pro forma	$(0.197)	$(0.093)
Diluted — as reported	$(0.194)	$(0.090)
Diluted — pro forma	$(0.197)	$(0.093)

     No options were granted to employees in the first quarter of 2005 or 2004. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.

Note 13. Subsequent Events

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See Note 3. Acquisition and Restructuring Transactions – New Line of Credit.) Additionally, as part of this transaction, the Company entered into the First Amendment, dated March 22, 2005, with HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended Brantley IV Guaranty, which reduces the deficiency guaranty provided by Brantley IV by the amount of the March Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended Brantley Capital Guaranty, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the April Loan to $502,273.

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

Exhibit Index

Exhibit No.	Description
Exhibit 10.1	First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit Corporation

Exhibit 10.2	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to Healthcare Business Credit Corporation

Exhibit 10.3	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to Healthcare Business Credit Corporation

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

Exhibit 99.1	Copy of press release issued by the Company on May 13, 2005