Form 10QSB
period 2005-06-30
ORION HEALTHCORP INC
filed 2005-08-12
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission File No. 001-16587

ORION HEALTHCORP, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Delaware	58-1597246
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

1805 Old Alabama Road Suite 350, Roswell GA	30076
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (678) 832-1800

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, $0.001 par value per share	The American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

As of August 11, 2005, 11,321,265 shares of the Registrant's Class A Common Stock, par value $0.001, were outstanding, 10,642,306 shares of the Registrant’s Class B Common Stock, par value $0.001, were outstanding and 1,555,137 shares of the Registrant’s Class C Common Stock, par value $0.001, were outstanding.

ORION HEALTHCORP, INC.
Quarterly Report on Form 10-QSB
For the Quarterly Period Ended June 30, 2005

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

PART I - FINANCIAL INFORMATION

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

On December 15, 2004, and simultaneous with the consummation of the IPS Merger and DCPS/MBS Transaction, the Company consummated its previously disclosed restructuring transactions (the “Closing”), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the “Reverse Stock Split”), created three new classes of common stock (Class A, Class B and Class C Common Stock) and changed its name. SurgiCare common stock was converted to shares of Orion’s Class A Common Stock (the “Reclassification”).

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

Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the conversion. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. The conversion factor is calculated based on a number equal to one plus the quotient of $1.15 plus 9% per annum (not compounded), divided by the fair market value of the Class A Common Stock (which is determined by reference to the prices at which Class A Common Stock trades immediately prior to the conversion). Therefore, so long as the Class B Common Stock has not yet received a full return of its purchase price less the Base Bridge Interest Amount and a 9% rate of return, if the market value of a share of Class A Common Stock increases, a share of Class B Common Stock will convert into fewer shares of Class A Common Stock, and if the market value of Class A Common Stock shares decreases, a share of Class B Common Stock will convert into more shares of Class A Common Stock. The initial conversion factor was approximately 1.28 (one share of Class B Common Stock converts into approximately 1.28 shares of Class A Common Stock). As of June 30, 2005, the conversion factor was approximately 2.435549575995 shares (one share of Class B Common Stock converts into approximately 2.435549575995 shares of Class A Common Stock). The holders of Class B Common Stock vote together with the holders of Class A Common Stock and Class C Common Stock, as a single class, generally, with each holder of Class A Common Stock entitled to one vote per share of Class A Common Stock held by such holder; with each holder of Class B Common Stock entitled to one vote per share of Class B Common Stock held by such holder; and with each holder of Class C Common Stock entitled to one vote per share of Class C Common Stock held by such holder.

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

Post-Restructuring Loan Transactions

On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the “First Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the “First Note”) payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First Note is due April 19, 2006 (the “First Note Maturity Date”); (iv) the interest accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “First Note Conversion Price”). The number of shares of Class A Common Stock issuable upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock.

On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the “Second Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the “Second Note”) payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due April 19, 2006 (the “Second Note Maturity Date”); (iv) the interest accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “Second Note Conversion Price”). The number of shares of Class A Common Stock issuable upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock.

Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the “First Amendment”), dated March 22, 2005, with certain of the Company’s affiliates and subsidiaries, and HBCC, whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley IV Guaranty”), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley Capital Guaranty”), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

Post-Restructuring Transactions Involving Subsidiaries

On June 7, 2005, InPhySys, Inc. (f/k/a IntegriMED, Inc.) (“IntegriMED”), a wholly-owned subsidiary of IPS, executed an Asset Purchase Agreement (the “Agreement”) with eClinicalWeb, LLC (“eClinicalWeb”) to sell substantially all of the assets of IntegriMED. The Agreement was deemed to be effective as of midnight on June 6, 2005. The property sold by IntegriMED to eClinicalWeb (hereinafter collectively referred to as the “Acquired Assets”) includes the machinery, equipment, supplies, materials, computers, software, software licenses, and other personal property owned by IntegriMED and used exclusively in the operation of IntegriMED's business, IntegriMED's goodwill and all of the business conducted under the name "IntegriMED" and "InPhySys", sales and customer lists, account lists, records, manuals, and telephone numbers used exclusively in the operation of IntegriMED's business, and all of IntegriMED's rights and interests in all contracts, open customer purchase orders, quotations or similar agreements to the extent entered into by IntegriMED or assigned to IntegriMED. Additionally, eClinicalWeb agreed to assume and to thereafter perform and pay when due all liabilities related to the Acquired Assets but only to the extent such liabilities arise from and after the Closing Date (as defined below). eClinicalWeb also agreed to sublease certain space from IPS that was occupied by employees of IntegriMED as of the Closing Date. As consideration for the purchase of the Acquired Assets, eClinicalWeb issued to IntegriMED the following: (i) a two percent (2%) ownership interest in eClinicalWeb; and (ii) $69,033.90, for the payoff of certain leases and purchase of certain software, via wire transfer at the closing of the transfer and delivery of all documents and instruments necessary to consummate the transactions contemplated by the Agreement (the "Closing Date"), which occurred concurrently with the execution of the Agreement. In addition to the consideration listed above, IntegriMED retained the following assets related to IntegriMED's business: (i) all cash and cash equivalents relating to IntegriMED's business as of the Closing Date; (ii) all accounts receivable relating to IntegriMED's business as of the Closing Date; and (iii) other assets of IntegriMED not used exclusively in IntegriMED's business.

On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the ambulatory surgery center and the magnetic resonance imaging (“MRI”) facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. This transaction has not yet closed.

2004 Incentive Plan

On June 1, 2005, the Company executed Amendment No. 1 (the “First Plan Amendment”) to the Orion HealthCorp, Inc. 2004 Incentive Plan (“the Plan”), which was adopted in December 2004. The First Plan Amendment amends the Plan to allow the grant of restricted stock units, as well as restricted stock (which was allowed under the Plan) and is attached hereto as Exhibit 10.6.

On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company pursuant to the Plan, which allows for a maximum of 2.2 million shares of Class A Common Stock to be delivered in satisfaction of awards made under the Plan. The Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005, is attached hereto as Exhibit 10.7.

American Stock Exchange Compliance

On July 8, 2005, the Company received a letter from AMEX stating that the Company had evidenced compliance with the requirements necessary for continued listing on AMEX. This letter was a result of the Company’s notification by AMEX on March 7, 2005, that it was not in compliance with the AMEX Company Guide in connection with two issuances of common stock in 2003 and 2004 without advance shareholder approval. After submission of and acceptance by the AMEX of a plan of correction, which included the Company’s obtaining such shareholder approval at its May 31, 2005 Annual Meeting of Shareholders, the Company has now regained compliance. The results of the 2005 Annual Meeting of Shareholders are described under the caption “Part II, Item 4. Submission of Matters to a Vote of Security Holders.”

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

Consolidation of Physician Practice Management Companies. In March 1998, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued its Consensus on Issue 97-2 (“EITF 97-2”). EITF 97-2 addresses the ability of physician practice management (“PPM”) companies to consolidate the results of medical groups with which it has an existing contractual relationship. Specifically, EITF 97-2 provides guidance for consolidation where PPM companies can establish a controlling financial interest in a physician practice through contractual management arrangements. A controlling financial interest exists, if, for a requisite period of time, the PPM has “control” over the physician practice and has a “financial interest” that meets six specific requirements. The six requirements for a controlling financial interest include:

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

IPS’s management services agreements (each a “MSA” and collectively the “MSAs”) governing the contractual relationship with its affiliated medical groups are for forty year terms; are not terminable by the physician practice other than for bankruptcy or fraud; provide IPS with decision making authority other than related to the practice of medicine; provide for employment and non-compete agreements with the physicians with governing compensation; provide IPS the right to assign, transfer or sell its interest in the physician practice and assign the rights of the MSAs; provide IPS with the right to receive a management fee based on results of operations and the right to the proceeds from a sale of the practice to an outside party or, at the end of the MSA term, to the physician group. Based on this analysis, IPS has determined that its contracts meet the criteria of EITF 97-2 for consolidating the results of operations of the affiliated medical groups and has adopted EITF 97-2 in its statement of operations. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. IPS believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices will be accounted for under the purchase method of accounting.

Revenue Recognition. The Company recognizes revenue from its surgery and diagnostic center business on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the three months and six months ended June 30, 2005.

IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’ affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and six months ended June 30, 2005 and 2004.

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

These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of Statement of Financial Accounting Standards (“SFAS”) 94/Accounting Research Bulletin (“ARB”) 51 and the interpretations of such by Issue 96-16 and Statement of Position (“SOP”) 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships.

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

As of June 30, 2005, the Company owned a majority interest in two surgery centers and a minority interest as general partner in one additional center. Two of the centers are located in Texas and one is located in Ohio. In limited circumstances, the Company, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company’s ASCs perform various types of procedures including: orthopedic surgery; colonoscopy; ophthalmic laser surgery; pain injections; and various pediatric surgeries. The most common procedures performed in the Company’s ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. The Company also owns a 41% interest in an open MRI center in Ohio, which opened in July 2004. The open MRI center performs diagnostic procedures using MRI technology. On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the ambulatory surgery center and the MRI center. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. This transaction has not yet closed.

The following table sets forth information related to Orion’s surgical and diagnostic centers in operation as of June 30, 2005:

Name	Location	Acquisition Date	Orion Ownership
SurgiCare Memorial Village	Houston, Texas	Oct. 2000	60%
San Jacinto Surgery Center	Baytown, Texas	Oct. 2000	10%
Tuscarawas Ambulatory Surgery Center	Dover, Ohio	June 2002	51%
Tuscarawas Open MRI	Dover, Ohio	July 2004	41%

Integrated Physician Solutions

IPS, a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. The Pediatric Physician Alliance (“PPA”) division of IPS manages pediatric medical clinics. On June 7, 2005, IntegriMED, a wholly-owned subsidiary of IPS, executed an Asset Purchase Agreement with eClinicalWeb, LLC to sell substantially all of the assets of IntegriMED. The Agreement was deemed to be effective as of midnight on June 6, 2005. (See ““Part I, Item 2. Management’s Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries.”

PPA is an experienced and innovative provider of healthcare management services dedicated to the practice of pediatrics. As of June 30, 2005, PPA managed 10 practice sites, representing six medical groups in Illinois, Ohio and New Jersey. PPA provides business management and administrative services to the affiliated medical groups. These services include human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services. The affiliated physicians, who are all employed by separate corporations, provide all clinical and patient care related services. There is a standard forty-year contract between PPA and the various affiliated medical groups whereby the physicians are compensated after all practice expenses and a management fee is paid to PPA.

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

•
Medical Practice Management Services. MBS provides a wide range of management services to medical practices, including accounting and bookkeeping services, evaluation of staffing needs, and billing and reimbursement analysis. These management services help create a more efficient medical practice and provide assistance with the business aspects associated with operating a medical practice.

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

Results of Operations

As part of the Acquisitions and restructuring transactions, which closed on December 15, 2004, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS’s historical results have become those of the combined company. Orion’s results include the results of IPS for the three months and six months ended June 30, 2004 and the results of IPS, the Company’s surgery and diagnostic center business and MBS (which includes DCPS) for the three months and six months ended June 30, 2005. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS.

The following table sets forth selected unaudited consolidated condensed statements of operations data expressed as a percentage of Orion’s net operating revenues for the three months and six months ended June 30, 2005 and 2004, respectively. Orion’s historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Direct cost of revenues	45.0%	62.4%	45.3%	61.6%

Gross margin	55.0%	37.6%	54.7%	38.4%

Total operating expenses	146.3%	46.9%	108.6%	48.0%

Loss from continuing operations before other income (expenses)	(91.3%)	(9.3%)	(53.9%)	(9.6%)

Total other income (expenses), net	(1.1%)	(5.7%)	(1.0%)	(5.8%)

Minority interest earnings in partnership	(0.3%)	0.0%	(0.4%)	0.0%

Loss from continuing operations	(92.7%)	(15.0%)	(55.3%)	(15.4%)

Discontinued operations
Loss from operations of discontinued components, including gain (loss) on disposal	(6.5%)	(7.6%)	(4.7%)	(5.2%)

Net loss	(99.2%)	(22.6%)	(60.0%)	(20.6%)

Preferred stock dividends	0.0%	(4.0%)	0.0%	(4.0%)

Net loss attributable to common stockholders	(99.2%)	(26.6%)	(60.0%)	(24.6%)

Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

The following table sets forth, for the periods indicated, the unaudited consolidated condensed statements of operations of Orion.

	For the Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net operating revenues	$8,421,649	$4,124,692
Direct cost of revenues	3,786,846	2,573,503

Gross margin	4,634,803	1,551,189

Operating expenses:
Salaries and benefits	2,777,112	752,510
Facility rent and related costs	460,248	296,791
Depreciation and amortization	960,360	136,609
Professional and consulting fees	453,797	113,935
Insurance	247,815	132,939
Provision for doubtful accounts	335,458	255,845
Other expenses	722,759	244,454
Charge for impairment of intangible assets	6,362,849	-
Total operating expenses	12,320,397	1,933,083

Loss from continuing operations before other income (expenses)	(7,685,595)	(381,894)

Other income (expenses):
Interest expense	(113,503)	(228,811)
Equity in earnings of limited partnerships	17,376	-
Other expense, net	2,165	(7,079)
Total other income (expenses), net	(93,961)	(235,890)

Minority interest earnings in partnership	(22,355)	-

Loss from continuing operations	(7,801,910)	(617,784)

Discontinued operations
Income from operations of discontinued components,	(545,878)	(314,622)

Net loss	(8,347,788)	(932,406)

Preferred stock dividends	-	(165,300)

Net loss attributable to common stockholders	$(8,347,788)	$(1,097,706)

Net Operating Revenues. Net operating revenues, which include net patient service revenue related to the operations of IPS’s affiliated medical groups, other revenue, surgery and diagnostic center revenue and billing services revenue, increased $4,296,957, or 104.2%, to $8,421,649 for the three months ended June 30, 2005, as compared with $4,124,692 for the same period in 2004. The Company’s surgery and diagnostic center business and MBS reported net operating revenues of $684,184 and $2,631,772, respectively, for the three months ended June 30, 2005, and accounted for 77.2% of the increase in the second quarter of 2005.

IPS net patient service revenue for the three months ended June 30, 2005 increased $967,163, or 23.5%, from the same period in 2004. The increase in net patient service revenue for the quarter was primarily the result of: (i) increased patient volume during the quarter, with procedures and office visits at the clinic-based facilities increasing 8,801 and 3,682, respectively, from second quarter 2004 levels; (ii) rate increases beginning in January 2005 for three of IPS’s affiliated medical groups, which resulted in average revenue per visit of $140 in the second quarter of 2005 compared to $121 for the second quarter of 2004; and (iii) two new providers, who began practicing at one of IPS’s affiliated medical groups in July 2004, whose production in the second quarter of 2005 was approximately 254% higher than the second quarter 2004 production of the providers they replaced.

Other revenue totaled $3,818 in the second quarter of 2004, increasing $13,838, or 362.4%, to $17,656 for the three months ended June 30, 2005. In the second quarter of 2005, revenue from the IPS Vaccine Alliance, a group purchasing alliance for vaccines and medical supplies, increased $2,344 over 2004 to $6,162. Revenue related to a small number of former IntegriMED customers not fully transitioned to eClinicalWeb totaled $10,390 in June 2005.

Direct Cost of Revenues. Direct cost of revenues, which includes physician compensation, surgical and diagnostic costs and medical group direct clinical expenses and totaled $2,573,503 in the second quarter of 2004, increased $1,213,343, or 47.1%, to $3,786,846 for the three months ended June 30, 2005. The Company’s surgery and diagnostic center business recorded direct cost of revenues totaling $424,542 for the second quarter of 2005 and accounted for 35.0% of the increase in 2005.

Pursuant to the terms of the MSAs governing each of IPS’s affiliated medical groups, the physicians of each medical group are compensated after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the financial statements, is either a fixed fee, or is calculated based on a percentage of net operating income and represented approximately 14.2% of physician medical group net operating income in the second quarter of 2005 compared to 14.0% in the second quarter of 2004. Physician compensation increased $640,004, or 38.9%, for the quarter ended June 30, 2005 to $2,283,400, as compared with $1,643,396 for the quarter ended June 30, 2004. Physician compensation expense represented 44.7% of total net operating revenues in the second quarter of 2005, compared with 39.8% for the same period in 2004. The increase in compensation in the second three months of 2005 was directly related to an increase in net patient service revenue, which was primarily the result of: (i) increased patient volume and (ii) rate increases implemented by three of IPS’s affiliated medical groups.

Direct clinical expenses are expenses that are directly related to the practice of medicine by the physicians who practice at the affiliated medical groups managed by IPS. For the quarter ended June 30, 2005, direct clinical expenses increased $148,797, or 16.0% to $1,078,904, largely as a result of increased vaccine expenses due to increased patient volume at the affiliated medical groups.

Operating Expenses.

Salaries and Benefits. Consolidated salaries and benefits increased $2,024,602 in the second quarter of 2005 to $2,777,112, compared to $752,510 for the same period in 2004. The Company’s surgery and diagnostic center business and MBS recorded salaries and benefits expenses totaling $288,512 and $1,644,931, respectively in the second three months of 2005, and accounted for 95.5% of the increase over 2004.

Salaries and benefits, excluding the surgery and diagnostic center business and MBS, represent the employee-related costs of all non-clinical practice personnel and the IPS and Orion corporate staff in Roswell, Georgia. These expenses increased $91,158, or 12.1%, from $752,510 for the quarter ended June 30, 2004 to $843,668 for the same period in 2005. Of the total increase, $73,500 is for severance costs related to the corporate staff reductions in Houston.

Facility Rent and Related Costs. Facility rent and related costs increased 55.1% from $296,791 for the quarter ended June 30, 2004 to $460,248 for the quarter ended June 30, 2005. For the second three months of 2005, the Company’s surgery and diagnostic center business and MBS recorded facility rent and related expenses totaling $78,565 and $108,550, respectively, which accounted for 114.5% of the increase over 2004.

Facility rent and related costs associated with IPS’s affiliated medical groups and corporate office totaled $273,103 for the quarter ended June 30, 2005, a decrease of $23,658. Of the total decrease, $7,883 is the result of the sublease, which began in June 2005, between eClinicalWeb and IPS for a portion of the corporate office in Roswell, Georgia. The remainder of the decrease is a result of rent reductions at the facilities of two of IPS’s affiliated medical groups.

Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $960,360 in the second quarter of 2005, an increase of $823,751 over the quarter ended June 30, 2004. For the three months ended June 30, 2005, depreciation expense related to the fixed assets of the Company’s surgery and diagnostic center business and MBS totaled $127,585 and $20,218, respectively. Depreciation expense related to the fixed assets of IPS totaled $26,944 for the quarter ended June 30, 2005. Amortization expense related to the MSAs totaled $88,392 and $97,668 for the quarters ended June 30, 2005 and 2004, respectively.

As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. The amortization expense related to the intangible assets recorded as a result of the reverse acquisition totaled $431,697 for the quarter ended June 30, 2005.

As part of the DCPS/MBS Transaction, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Transaction totaled $265,523 for the quarter ended June 30, 2005.

Professional and Consulting Fees. For the quarter ended June 30, 2005, professional and consulting fees totaled $453,797, an increase of $339,862, or 298.3%, over the same period in 2004. For the second three months of 2005, the Company’s surgery and diagnostic center business and MBS recorded professional and consulting fees totaling $63,787 and $10,368, respectively, and accounted for 21.8% of the increase over 2004.

IPS’s professional and consulting fees, which also include the costs of Orion corporate accounting, financial reporting and compliance, increased from $113,935 for the three months ended June 30, 2004 to $379,642 for the three months ended June 30, 2005. Of the total increase, $163,790 relates to additional accounting, audit and legal fees as a result of the expanded reporting requirements resulting from the IPS Merger and the DCPS/MBS Transaction. An additional $26,417 in professional fees was recorded in the second quarter of 2005 for investor relations and corporate communications.

Insurance. Consolidated insurance expense, including professional liability insurance for affiliated physicians, property and casualty insurance, and directors and officers liability insurance, increased from $132,939 for the quarter ended June 30, 2004 to $247,815 for the quarter ended June 30, 2005. Insurance expenses of the Company’s surgery and diagnostic center business and MBS totaled $43,143 and $749, respectively, for the second quarter of 2005, and accounted for 38.2% of the increase over 2004.

Directors and officers liability insurance expense for the Company, which is included in IPS’s insurance expense, increased $60,321 from the second quarter of 2004 to the second quarter of 2005, and relates solely to the increase in premiums as a result of the acquisition and restructuring transactions that closed in December 2004.

Provision for Doubtful Accounts. The provision for doubtful accounts increased $79,613, or 31.1%, for the quarter ended June 30, 2005 to $335,458. For the three months ended June 30, 2005, the Company’s surgery and diagnostic center business recorded bad debt expense totaling $32,402. IPS’s provision for doubtful accounts for the second three months of 2005 accounted for 5.9% of total net operating revenues compared to 6.2% for the same period in 2004. The total collection rate, after contractual allowances, for IPS’s affiliated medical groups was 71.6% in the second quarter of 2005, compared to 67.5% for the second quarter of 2004.

Other Expenses. Other expenses, which include other operating expenses such as office and computer supplies, telephone, data communications, printing, postage and transfer agent fees, as well as board of directors’ compensation and meeting expenses, totaled $722,759 for the quarter ended June 30, 2005, an increase of $478,305 over the same period in 2004. For the second quarter of 2005, the Company’s surgery and diagnostic center business and MBS recorded other expenses totaling $108,621 and $325,806, respectively, which accounted for 90.8% of the increase over 2004. IPS’s other expenses, which include Orion’s corporate costs, totaled $288,332 in the second quarter of 2005, an increase of $43,878 over the same period in 2004. Of the total increase, $23,288 and $10,756 relate to Orion board of directors’ compensation and meeting expenses and transfer agent fees, respectively, which are new costs for the Company in 2005.Additional printing costs associated with the Company’s SEC filings totaled $25,639 for the three months ended June 30, 2005.

Charge for Impairment of Intangible Assets. On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. Based on the pending sales transaction involving the Tuscarawas ASC and the Tuscarawas open MRI facility, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company has recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005.

Interest Expense. Consolidated interest expense totaled $113,503 for the second three months of 2005, a decrease of $115,308 from the same period in 2004. The decrease from 2004 can be explained generally by the following events:

•	As part of the Investment Transaction, the Company used $5,908,761 to pay off the debt owed to a subsidiary of Brantley IV.
•
As described in “Item 2. Management’s Discussion and Analysis and Plan of Operation - Certain Recent Developments - New Line of Credit and Debt Restructuring,” the Company restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

•
Brantley Capital and Brantley Venture Partners III, L.P. (“Brantley III”) each held debt of IPS and are party to an Amended and Restated Debt Exchange Agreement dated February 9, 2004, as amended on July 16, 2004 (the “Debt Exchange Agreement”). Pursuant to the Debt Exchange Agreement, Brantley Capital and Brantley III received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amounts owing to Brantley Capital and Brantley III under their loans to IPS in exchange for contribution of such debt to Orion. Pursuant to the Debt Exchange Agreement, Brantley Capital also received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount of certain accrued dividends owed to it by IPS in exchange for the contribution of such indebtedness, provided that the amount of shares received in respect of such dividends was subject to reduction to the extent necessary to achieve the guaranteed allocation of shares of Class A Common Stock to the holders of IPS common stock and Series B Convertible preferred stock pursuant to the IPS Merger Agreement. The aggregate amount of debt exchanged by the parties to the Debt Exchange Agreement was $4,375,229, which included accrued interest as of the Closing, and $593,100 of debt in respect of accrued dividends.

Equity in Earnings of Limited Partnerships. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships. For the three months ended June 30, 2005, the Company recorded income of $19,036 on the minority interest in San Jacinto Surgery Center, based on the Company’s 10% ownership of that surgery center. Additionally, the Company recorded a loss of $1,660 on the minority interest in eClinicalWeb, based on the Company’s 2% ownership in that entity beginning June 6, 2005.

Discontinued Operations. On September 19, 2003, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Dr. Jane Kao and PediApex Heart Center for Children (the “Heart Center”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ in the second quarter of 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in the second quarter of 2005.

The following table contains selected financial statement data related to the Heart Center as of and for the three months ended June 30, 2004:

Three Months Ended
June 30, 2004
Income statement data:
Net operating revenues	$496,566
Direct cost of revenues	178,149
Operating expenses	299,622
Net income	$18,795

Balance sheet data:
Current assets	$112,826
Other assets	93,287
Total assets	$206,113

Current liabilities	$596,992
Other liabilities	—
Total liabilities	$596,992

As part of the Acquisitions and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005. There were no operations for this component in the second quarter of 2005.

On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement”) with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the quarter ended June 30, 2004. There were no operations for this component in the second quarter of 2005.

The following table contains selected financial statement data related to CARDC as of and for the three months ended June 30, 2005:

Three Months Ended
June 30, 2005
Income statement data:
Net operating revenues	$913,934
Direct cost of revenues	644,113
Operating expenses	231,122
Net income	$38,699

Balance sheet data:
Current assets	$282,901
Other assets	12,863
Total assets	$295,764

Current liabilities	$314,419
Other liabilities	—
Total liabilities	$314,419

On June 7, 2005, as described in “Part I, Item 2. Management’s Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries,” IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the three months ended June 30, 2005 and 2004, respectively.

The following table contains selected financial statement data related to IntegriMED as of and for the three months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,
	2005	2004
Income statement data:
Net operating revenues	$82,155	$65,553
Direct cost of revenues	—	—
Operating expenses	392,931	437,669
Net income	$(310,776)	$(372,116)

Balance sheet data:
Current assets	$(24,496)	$210,400
Other assets	—	39,138
Total assets	$(24,496)	$249,538

Current liabilities	$17,022	$278,383
Other liabilities	—	—
Total liabilities	$17,022	$278,383

On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. Although this transaction has not yet been consummated, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the Tuscarawas ASC and Tuscarawas open MRI facility have been reclassified as assets held for sale and liabilities held for sale on the Company’s consolidated balance sheet as of June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the three months ended June 30, 2005.

The following table contains selected financial statement data related to the Tuscarawas ASC and Open MRI as of and for the three months ended June 30, 2005:

Three Months Ended
June 30, 2005
Income statement data:
Net operating revenues	$873,949
Direct cost of revenues	394,402
Operating expenses	429,225
Net income	$50,332

Balance sheet data:
Cash	$(4,673)
Accounts receivable, net	718,490
Other current assets	81,014
Property and equipment, net	1,416,356
Other long-term assets	71,376
Total assets held for sale	$2,282,564

Accounts payable and accrued expenses	$709,779
Capital lease obligation	462,295
Long-term debt	445,095
Total liabilities held for sale	$1,617,168

The following table summarizes the components of income from operations of discontinued components:

	Three Months Ended June 30,
	2005	2004
Income from operations of discontinued components:
CARDC
Net income	$-	$38,699
Gain on disposal	(238,333)
Heart Center
Net income	-	18,795
Bellaire SurgiCare
Net loss	-	-
Loss on disposal	-	-
IntegriMED
Net loss	(310,776)	(372,116)
Loss on disposal	(47,101)	-
Tuscarawas ASC and Open MRI
Net income	50,332	-
Total income from operations of discontinued components	$(545,878)	$(314,622)

Preferred Stock Dividends. Prior to the IPS Merger, holders of IPS’s Series A-2 preferred stock were entitled to receive, when, as and if declared by the board of directors, cumulative dividends payable at the annual rate of $0.40 for each share. Dividends accrued, even if not declared, and were to be declared and paid in cash in equal installments on the first day of January, April, July and October immediately following the issue date, or continued to be accrued until such time as the preferred stockholders demanded payment. Preferred stock dividends in the amount of $165,300 were accrued for the quarter ended June 30, 2004. No cash payments of dividends were made in the second quarter of 2004. The Series A-2 redeemable convertible preferred stock, along with the other three series of redeemable convertible preferred stock held by IPS stockholders prior to the IPS Merger, including any accrued and unpaid dividends therein, were exchanged for shares of Orion’s Class A Common Stock as a part of the IPS Merger.

Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004

The following table sets forth, for the periods indicated, the unaudited consolidated condensed statements of operations of Orion.

	For the Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net operating revenues	$16,725,495	$8,293,691
Direct cost of revenues	7,568,571	5,106,968

Gross margin	9,156,924	3,186,723

Operating expenses:
Salaries and benefits	5,454,081	1,529,818
Facility rent and related costs	944,651	586,574
Depreciation and amortization	1,951,026	269,736
Professional and consulting fees	801,437	290,554
Insurance	479,291	271,969
Provision for doubtful accounts	678,545	510,766
Other expenses	1,497,676	523,167
Charge for impairment of intangible assets	6,362,849	-
Total operating expenses	18,169,556	3,982,584

Loss from continuing operations before other income (expenses)	(9,012,633)	(795,861)

Other income (expenses):
Interest expense	(191,921)	(468,861)
Equity in earnings of limited partnerships	17,376	-
Other expense, net	4,246	(12,523)
Total other income (expenses), net	(170,299)	(481,384)

Minority interest earnings in partnership	(61,801)

Loss from continuing operations	(9,244,733)	(1,277,245)

Discontinued operations
Income from operations of discontinued components,	(783,686)	(429,602)

Net loss	(10,028,418)	(1,706,847)

Preferred stock dividends	-	(330,600)

Net loss attributable to common stockholders	$(10,028,418)	$(2,037,447)

Net Operating Revenues. Net operating revenues, which include net patient service revenue related to the operations of IPS’s affiliated medical groups, other revenue, surgery and diagnostic center revenue and billing services revenue, increased $8,431,804, or 101.7%, to $16,725,495 for the six months ended June 30, 2005, as compared with $8,293,691 for the same period in 2004. The Company’s surgery and diagnostic center business and MBS reported net operating revenues of $1,267,842 and $5,153,753, respectively, for the six months ended June 30, 2005, and accounted for 76.4% of the increase in the first half of 2005.

IPS net patient service revenue for the six months ended June 30, 2005 increased $1,987,853, or 24.0%, from the same period in 2004. The increase in net patient service revenue for the first half of the year was primarily the result of: (i) increased patient volume during the six months ended June 30, 2005, with procedures and office visits at the clinic-based facilities increasing 19,682 and 8,361, respectively, from 2004 levels; (ii) rate increases beginning in January 2005 for three of IPS’s affiliated medical groups, which resulted in average revenue per visit of $135 in the first six months of 2005 compared to $124 for the first half of 2004; and (iii) two new providers, who began practicing at one of IPS’s affiliated medical groups in July 2004, whose production in the first half of 2005 was approximately 214% higher than the 2004 year-to-date production of the providers they replaced.

Other revenue totaled $19,233 in the first six months of 2004, increasing $22,356, or 116.2%, to $41,589 for the six months ended June 30, 2005. In the first half of 2005, revenue from the IPS Vaccine Alliance, a group purchasing alliance for vaccines and medical supplies, increased $11,966 over 2004 to $31,199. Revenue related to a small number of former IntegriMED customers not fully transitioned to eClinicalWeb totaled $10,390 in June 2005.

Direct Cost of Revenues. Direct cost of revenues, which includes physician compensation, surgical and diagnostic costs and medical group direct clinical expenses and totaled $5,106,968 in the first half of 2004, increased $2,461,603, or 48.2%, to $7,568,571 for the six months ended June 30, 2005. The Company’s surgery and diagnostic center business recorded direct cost of revenues totaling $803,136 for the first six months of 2005 and accounted for 32.6% of the increase in 2005.

Pursuant to the terms of the MSAs governing each of IPS’s affiliated medical groups, the physicians of each medical group are compensated after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the financial statements, is either a fixed fee, or is calculated based on a percentage of net operating income and represented approximately 13.9% of physician medical group net operating income in the first six months of 2005 compared to 14.8% in the same period in 2004. Physician compensation increased $1,428,182, or 44.5%, for the six months ended June 30, 2005 to $4,636,089, as compared with $3,207,907 for the six months ended June 30, 2004. Physician compensation expense represented 45.0% of total net operating revenues in the first half of 2005, compared with 38.7% for the same period in 2004. The increase in compensation in the first six months of 2005 was directly related to an increase in net patient service revenue, which was primarily the result of: (i) increased patient volume and (ii) rate increases implemented by three of IPS’s affiliated medical groups.

Direct clinical expenses are expenses that are directly related to the practice of medicine by the physicians who practice at the affiliated medical groups managed by IPS. For the quarter ended June 30, 2005, direct clinical expenses increased $230,285, or 12.1% to $2,129,346, largely as a result of increased vaccine expenses due to increased patient volume at the affiliated medical groups.

Operating Expenses.

Salaries and Benefits. Consolidated salaries and benefits increased $3,924,263 in the first half of 2005 to $5,454,081, compared to $1,529,818 for the same period in 2004. The Company’s surgery and diagnostic center business and MBS recorded salaries and benefits expenses totaling $601,865 and $3,220,067, respectively in the first six months of 2005, and accounted for 97.4% of the increase over 2004.

Salaries and benefits, excluding the surgery and diagnostic center business and MBS, represent the employee-related costs of all non-clinical practice personnel and the IPS and Orion corporate staff in Roswell, Georgia. These expenses increased $102,331, or 6.7%, from $1,529,818 for the six months ended June 30, 2004 to $1,632,149 for the same period in 2005. Of the total increase, $73,500 is for severance costs related to the corporate staff reductions in Houston.

Facility Rent and Related Costs. Facility rent and related costs increased 61.0% from $586,574 for the six months ended June 30, 2004 to $944,651 for the six months ended June 30, 2005. For the first six months of 2005, the Company’s surgery and diagnostic center business and MBS recorded facility rent and related expenses totaling $157,129 and $217,563, respectively, which accounted for 104.6% of the increase over 2004.

Facility rent and related costs associated with IPS’s affiliated medical groups and corporate office totaled $569,959 for the six months ended June 30, 2005, a decrease of $16,615. Of the total decrease, $7,883 is the result of the sublease, which began in June 2005, between eClinicalWeb and IPS for a portion of the corporate office in Roswell, Georgia. The remainder of the decrease is a result of rent reductions at the facilities of two of IPS’s affiliated medical groups.

Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $1,951,026 in the first six months of 2005, an increase of $1,681,290 over the six months ended June 30, 2004. For the six months ended June 30, 2005, depreciation expense related to the fixed assets of the Company’s surgery and diagnostic center business and MBS totaled $245,638 and $41,835, respectively. Depreciation expense related to the fixed assets of IPS totaled $59,771 for the year-to-date period ended June 30, 2005. Amortization expense related to the MSAs totaled $209,341 and $195,336 for the six-month periods ended June 30, 2005 and 2004, respectively.

As part of the IPS Merger the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. The amortization expense related to the intangible assets recorded as a result of the reverse acquisition totaled $863,394 for the six months ended June 30, 2005.

As part of the DCPS/MBS Transaction, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Transaction totaled $531,046 for the six months ended June 30, 2005.

Professional and Consulting Fees. For the six months ended June 30, 2005, professional and consulting fees totaled $801,437, an increase of $510,883, or 175.8%, over the same period in 2004. For the first six months of 2005, the Company’s surgery and diagnostic center business and MBS recorded professional and consulting fees totaling $120,709 and $22,850, respectively, and accounted for 28.1% of the increase over 2004.

IPS’s professional and consulting fees, which also include the costs of Orion corporate accounting, financial reporting and compliance, increased from $290,554 for the six months ended June 30, 2004 to $657,877 for the six months ended June 30, 2005. Of the total increase, $242,171 relates to additional accounting, audit and legal fees as a result of the expanded reporting requirements resulting from the IPS Merger and the DCPS/MBS Transaction. An additional $40,264 in professional fees was recorded in the first six months of 2005 for investor relations and corporate communications.

Insurance. Consolidated insurance expense, including professional liability insurance for affiliated physicians, property and casualty insurance, and directors and officers liability insurance, increased from $271,969 for the six-month period ended June 30, 2004 to $479,291 for the six months ended June 30, 2005. Insurance expenses of the Company’s surgery and diagnostic center business and MBS totaled $69,984 and $5,002, respectively, for the first half of 2005, and accounted for 36.2% of the increase over 2004.

Directors and officers liability insurance expense for the Company, which is included in IPS’s insurance expense, increased $120,261 from the first six months of 2004 to the six months ended June 30, 2005, and relates solely to the increase in premiums as a result of the acquisition and restructuring transactions that closed in December 2004.

Provision for Doubtful Accounts. The provision for doubtful accounts increased $167,779, or 32.8%, for the six months ended June 30, 2005 to $678,545. For the first six months of 2005, the Company’s surgery and diagnostic center business recorded bad debt expense totaling $60,234. IPS’s provision for doubtful accounts for the first half of 2005 accounted for 6.3% of total net operating revenues compared to 6.2% for the same period in 2004. The total collection rate, after contractual allowances, for IPS’s affiliated medical groups was 70.6% in the first six months of 2005, compared to 68.1% for the six months ended June 30, 2004.

Other Expenses. Other expenses, which include other operating expenses such as office and computer supplies, telephone, data communications, printing, postage and transfer agent fees, as well as board of directors’ compensation and meeting expenses, totaled $1,497,676 for the six months ended June 30, 2005, an increase of $974,509 over the same period in 2004. For the first six months of 2005, the Company’s surgery and diagnostic center business and MBS recorded other expenses totaling $243,048 and $662,667, respectively, which accounted for 92.9% of the increase over 2004. . IPS’s other expenses, which include Orion’s corporate costs, totaled $591,961 in the first six months of 2005, an increase of $68,794 over the same period in 2004. Of the total increase, $73,181 and $16,392 relate to Orion board of directors’ compensation and meeting expenses and transfer agent fees, respectively, which are new costs for the company in 2005. Additional printing costs associated with the Company’s SEC filings totaled $41,513 in the first half of 2005, while bank charges fell more than $50,000 in the first half of 2005 when compared with the same period in 2004, as a result of the reduction in overdraft expenses associated with the Company’s revolving line of credit.

Charge for Impairment of Intangible Assets. On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method as of June 30, 2005. Based on the pending sales transaction involving the Tuscarawas ASC and Tuscarawas open MRI facility, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company has recorded a charge for impairment of intangible assets of $6,362,849 for the six months ended June 30, 2005.

Interest Expense. Consolidated interest expense totaled $191,921 for the first six months of 2005, a decrease of $276,940 from the same period in 2004. The decrease from 2004 can be explained generally by the following events:

•	As part of the Investment Transaction, the Company used $5,908,761 to pay off the debt owed to a subsidiary of Brantley IV.
•
As described in “Item 2. Management’s Discussion and Analysis and Plan of Operation - Certain Recent Developments - New Line of Credit and Debt Restructuring,” the Company restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

•
Brantley Capital and Brantley III each held debt of IPS and are party to the Debt Exchange Agreement. Pursuant to the Debt Exchange Agreement, Brantley Capital and Brantley III received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amounts owing to Brantley Capital and Brantley III under their loans to IPS in exchange for contribution of such debt to Orion. Pursuant to the Debt Exchange Agreement, Brantley Capital also received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount of certain accrued dividends owed to it by IPS in exchange for the contribution of such indebtedness, provided that the amount of shares received in respect of such dividends was subject to reduction to the extent necessary to achieve the guaranteed allocation of shares of Class A Common Stock to the holders of IPS common stock and Series B Convertible preferred stock pursuant to the IPS Merger Agreement. The aggregate amount of debt exchanged by the parties to the Debt Exchange Agreement was $4,375,229, which included accrued interest as of the Closing, and $593,100 of debt in respect of accrued dividends.

Equity in Earnings of Limited Partnerships. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee.

These general partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general interest partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships. For the six months ended June 30, 2005, the Company recorded income of $19,036 on the minority interest in San Jacinto Surgery Center, based on the Company’s 10% ownership of that surgery center. Additionally, the Company recorded a loss of $1,660 on the minority interest in eClinicalWeb, based on the Company’s 2% ownership in that entity beginning June 6, 2005.

Discontinued Operations. On September 19, 2003, IPS entered into the Settlement Agreement with Dr. Jane Kao and the Heart Center to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the six months ended June 30, 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in 2005.

The following table contains selected financial statement data related to the Heart Center as of and for the six months ended June 30, 2004:

Six Months Ended
June 30, 2004
Income statement data:
Net operating revenues	$ 1,225,707
Direct cost of revenues	503,651
Operating expenses	657,257
Net income	$ 64,799

Balance sheet data:
Current assets	$ 112,826
Other assets	93,287
Total assets	$ 206,113

Current liabilities	$ 596,992
Other liabilities	—
Total liabilities	$ 596,992

As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005. There were no operations for this component in the second quarter of 2005.

The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the six months ended June 30, 2005:

Six Months Ended
June 30, 2005
Income statement data:
Net operating revenues	$161,679
Direct cost of revenues	235,993
Operating expenses	114,104
Net income	$(188,418)

Balance sheet data:
Current assets	$—
Other assets	—
Total assets	$—

Current liabilities	$—
Other liabilities	—
Total liabilities	$—

On April 1, 2005, IPS entered into the Settlementwith Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the six months ended June 30, 2005 and 2004, respectively. There were no operations for this component in the second quarter of 2005.

The following table contains selected financial statement data related to CARDC as of and for the six months ended June 30, 2005 and 2004, respectively:

	Six Months Ended June 30,
	2005	2004

Income statement data:
Net operating revenues	$848,373	$1,679,416
Direct cost of revenues	523,255	1,140,087
Operating expenses	286,418	462,830
Net income	$38,700	$76,499

Balance sheet data:
Current assets	$—	$282,901
Other assets	—	12,863
Total assets	$—	$295,764

Current liabilities	$—	$314,419
Other liabilities	—	—
Total liabilities	$—	$314,419

On June 7, 2005, as described in “Part I, Item 2. Management’s Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries,” IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the six months ended June 30, 2005 and 2004, respectively.

The following table contains selected financial statement data related to IntegriMED as of and for the six months ended June 30, 2005 and 2004, respectively:

	Six Months Ended June 30,
	2005	2004
Income statement data:
Net operating revenues	$191,771	$109,864
Direct cost of revenues	—	—
Operating expenses	899,667	680,764
Net income	$(707,896)	$(570,900)

Balance sheet data:
Current assets	$(24,496)	$210,400
Other assets	—	39,138
Total assets	$(24,496)	$249,538

Current liabilities	$17,022	$278,383
Other liabilities	—	—
Total liabilities	$17,022	$278,383

On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. Although this transaction has not yet been consummated, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the Tuscarawas ASC and Tuscarawas open MRI facility have been reclassified as assets held for sale and liabilities held for sale on the Company’s consolidated balance sheet as of June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the six months ended June 30, 2005.

The following table contains selected financial statement data related to the Tuscarawas ASC and Tuscarawas open MRI facility as of and for the six months ended June 30, 2005:

Six Months Ended
June 30, 2005
Income statement data:
Net operating revenues	$1,670,801
Direct cost of revenues	774,156
Operating expenses	880,858
Net income	$15,787

Balance sheet data:
Cash	$(4,673)
Accounts receivable, net	718,490
Other current assets	81,014
Property and equipment, net	1,416,356
Other long-term assets	71,376
Total assets held for sale	$2,282,564

Accounts payable and accrued expenses	$709,779
Capital lease obligation	462,295
Long-term debt	445,095
Total liabilities held for sale	$1,617,168

The following table summarizes the components of income from operations of discontinued components:

	Six Months Ended June 30,
	2005	2004
Income from operations of discontinued components:
CARDC
Net income	$38,700	$76,499
Gain on disposal	268,292
Heart Center
Net income	-	64,799
Bellaire SurgiCare
Net loss	(188,418)	-
Loss on disposal	(163,050)	-
IntegriMED
Net loss	(707,896)	(570,900)
Loss on disposal	(47,101)	-
Tuscarawas ASC and Open MRI
Net income	15,787	-
Total income from operations of discontinued components	$(783,686)	$(429,602)

Preferred Stock Dividends. Prior to the IPS Merger, holders of IPS’s Series A-2 preferred stock were entitled to receive, when, as and if declared by the board of directors, cumulative dividends payable at the annual rate of $0.40 for each share. Dividends accrued, even if not declared, and were to be declared and paid in cash in equal installments on the first day of January, April, July and October immediately following the issue date, or continued to be accrued until such time as the preferred stockholders demanded payment. Preferred stock dividends in the amount of $330,600 were accrued for the six months ended June 30, 2004. No cash payments of dividends were made in the first six months of 2004. The Series A-2 redeemable convertible preferred stock, along with the other three series of redeemable convertible preferred stock held by IPS stockholders prior to the IPS Merger, including any accrued and unpaid dividends therein, were exchanged for shares of Orion Class A Common Stock as a part of the IPS Merger.

Liquidity and Capital Resources

Net cash used in operating activities totaled $951,095 for the three months ended June 30, 2005 compared to net cash used in operating activities of $529,714 for the same period in 2004. The increase in net cash used in operations can be attributed primarily to the growth in operating expenses related to the IPS Merger and DCPS/MBS Transaction.

For the six-month period ended June 30, 2005, net cash used in operating activities totaled $1,805,230 compared to $770,896 in net cash used by operating activities for the same period in 2004.

Net cash provided by investing activities totaled $12,051 for the three months ended June 30, 2005 compared to net cash used in investing activities totaling $117,400 for the three months ended June 30, 2004. Certain fixed assets of the IntegriMED were sold to eClinicalWeb as part of the Agreement, which is described in “Part I, Item 2. Management’s Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries.” The only other investing activities in the second three months of 2005 and 2004, respectively, consisted of purchases and retirements of property and equipment.

For the six-month period ended June 30, 2005, net cash provided by investing activities totaled $32,195 compared to $151,630 in net cash used by investing activities for the same period in 2004.

Net cash provided by financing activities totaled $637,780 for the three months ended June 30, 2005 compared to net cash provided by financing activities totaling $599,744 for the three months ended June 30, 2004. For the six-month period ended June 30, 2005, net cash provided by financing activities totaled $1,382,273 compared to net cash provided by financing activities of $1,009,073 for the same period in 2004. The following financing activities occurred in the first six months of 2005:

Repayments of capital lease obligations totaled $125,650;
Net borrowings on the HBCC revolving credit facility totaled $364,514; and

On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See “Part I, Item 2. Management’s Discussion and
Analysis or Plan of Operation - Certain Recent Developments - Post-Restructuring Loan Transaction.)

As of June 30, 2005, the Company had $311,083 of cash and cash equivalents on hand and a working capital deficit of $5,516,249. The Company incurred operating losses of $7,801,910 and $9,244,733, respectively for the three months and six months ended June 30, 2005. In addition, the Company has used substantial amounts of working capital in its operations.

The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt, most recently by completing the Acquisitions, the Investment Transaction, the Reclassification and the restructuring of its debt owed to DVI (the “Debt Restructuring”). In connection with the Closing of the Acquisitions and the Investment Transaction, the Company entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement by and among Orion, certain of its affiliates and subsidiaries, and HBCC. (See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Certain Recent Developments - Acquisition and Restructuring Transactions.”) In connection with entering into this new facility, Orion also consummated the Debt Restructuring, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing. In addition to the Closing, on March 16, 2005, Brantley IV loaned Orion an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See “Item 2. Management’s Discussion and Analysis or Plan of Operation - Certain Recent Developments - Post-Restructuring Loan Transactions.) Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, as part of this transaction, the Company entered into the First Amendment whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended Brantley IV Guaranty, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended Brantley Capital Guaranty, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis, beginning as of and for the six months ended June 30, 2005. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the six months ended June 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The loan is secured by the Company’s healthcare accounts receivable. As of August 11, 2005, the outstanding principal under the revolving credit facility was $2,605,203. The full amount of the loan as of June 30, 2005 is recorded as a current liability. The Company is currently in negotiations with the lender and is seeking to obtain a waiver of the financial covenants as of and for the six months ended June 30, 2005. In the event the lender declares the obligations under the credit facility to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to the lender or its other creditors. As a result, such action would have a material adverse effect on the Company and on its ability to continue as a going concern.

As of June 30, 2005, the Company’s existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. On April 28, 2005, the Company announced the initiation of a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ambulatory surgery centers. A fundamental component of the Company’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company will cease investment in business lines that do not complement the Company’s strategic plans and will redirect financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in “Part I, Item 2. Management’s Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries,” the Company, via its IPS subsidiary executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. Additionally, on June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the Tuscarawas ASC and Tuscarawas open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. This transaction has not yet closed. The Company does not anticipate a significant reduction of revenue as a result of the implementation of these strategic initiatives. However, the Company anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions currently duplicated at the Company’s Houston and Atlanta facilities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. Certain settlements were reached in the cases. The two cases were referred to arbitration pursuant to the arbitration clauses in the agreements between the parties. The arbitration includes all remaining claims in both lawsuits. The P.A., the physicians and the former shareholders of CAMI sought recovery of pre-merger accounts receivable they claim were collected by IPS after the merger, but belong to CAMI under the merger agreement and agreements between CAMI and the affiliated physicians. IPS asserted a right of set-off for over-payments that it made after the merger to the physicians. IPS also asserted a claim against the physicians for breach of the management services agreement and other agreements. In their complaint, the P.A., the former shareholders of CAMI and the physicians sought a claim against IPS for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The award was confirmed by the U.S. District Court in the amount of $548,884 and judgment was entered. On June 1, 2005, IPS and the physicians executed a settlement agreement under which $300,000 of the judgment was paid to the physicians with the remaining amount of the judgment being returned to IPS. All claims asserted in the lawsuit and arbitration have been dismissed with prejudice.

On July 12, 2005, Orion was named as a defendant in a suit entitled American International Industries, Inc. vs. Orion HealthCorp, Inc., previously known as SurgiCare, Inc., Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., and Brantley Venture Partners IV, L.P. in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. This case involves allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing American International Industries, Inc. (“AII”) to convert its SurgiCare Class AA convertible preferred stock (“Class AA Preferred Stock”) into shares of Orion Class A Common Stock. AII asserts that the value of its Class A Common Stock of Orion has fallen as a direct result of the alleged material misrepresentations by the Company. AII is seeking actual damages of $3,800,000, punitive damages of $3,800,000, and rescission of the agreement to convert the Class AA Preferred Stock into Class A Common Stock. The Company and the other defendants filed an Answer denying the allegations set forth in the Complaint.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Notes. In November 2003, the Company completed a $470,000 financing for working capital through the issuance of one-year convertible unsecured promissory notes (the “Convertible Notes”) bearing interest at 10% per annum (with a default interest rate of 18% per annum). The holders of the Convertible Notes also received five-year warrants to purchase an aggregate of 335,700 shares of the Company’s common stock (the “Warrants”).

The Convertible Notes are convertible into shares of Company’s common stock, at any time, at the option of the note holders. The Warrants may be exercised on a cashless basis at the option of the holder. Initially, the Convertible Notes converted at a price per share of (a) $0.35 per share if converted on or prior to January 31, 2004, or (b) the lesser of (i) $.25, or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date, if converted after January 31, 2004. Initially, the Warrants were exercisable at an exercise price of $.35 per share.

The Convertible Notes matured on October 31, 2004, and were not paid at that time by the Company causing the interest rate to increase to 18% per annum. Prior to October 31, 2004, one of the eight holders of Convertible Notes converted its Convertible Note into common stock of the Company. As a result of the Reverse Stock Split and the Reclassification, which took place after January 31, 2004, the Convertible Notes became convertible at a price per share equal to the lesser of (i) $.25, or (ii) seventy-five percent (75%) of the average closing price for the 20 trading days immediately prior to the conversion date. Also, as a result of the Reverse Stock Split and the Reclassification, the Warrants are exercisable for an aggregate of 33,570 shares of the Company’s Class A Common Stock at an exercise price of $3.50 per share.

  On December 21, 2004, the Company offered all holders of outstanding Convertible Notes the opportunity to convert their Convertible Notes at a price of $2.00 per share, provided the conversions were completed by January 31, 2005. Two of the holders of the Convertible Notes elected to convert their Convertible Notes at $2.00 per share in January 2005. During the month of January 2005, the stock price of the Company’s Class A Common Stock decreased below $2.50 per share and it was not beneficial for the remaining note holders to convert. Therefore, the Company offered the holders of all remaining unconverted Convertible Notes the opportunity to convert their Convertible Notes at a price of $1.50 per share, provided the conversions were completed by January 31, 2005. One holder of the Convertible Notes elected to convert his Convertible Note at $1.50 per share in January 2005. All but one of the holders of the remaining unconverted Convertible Notes elected to convert their Convertible Notes in April 2005, per the terms of the original Convertible Notes.

From January 1, 2005 through August 11, 2005, holders of the Convertible Notes converted an aggregate of $270,000 of indebtedness (plus accrued interest totaling $66,225.21) into 374,164 shares of the Company’s Class A Common Stock. The Company’s Class A Common Stock was issued upon conversion of certain of the Convertible Notes as of the following dates:

Effective Date of Issuance	Aggregate Principal and Interest of Notes Converted	Number of Shares of Class A Common Stock Issued
1/3/05	$24,211.51	12,106
1/13/05	$60,528.77	30,264
1/31/05	$61,293.15	40,862
4/26/05	$126,778.08	193,628
4/27/05	$12,682.74	19,461
4/27/05	$50,730.96	77,843

There was no placement agent or underwriter for the conversions. The Company processed the conversions internally. The shares were not sold for cash. The shares of Class A Common Stock were issued in exchange for (and in conversion of) the outstanding Convertible Notes. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the shares of Class A Common Stock in connection with the conversion of the Convertible Notes, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof.

Class B Common Stock Conversions. As part of the acquisition and restructuring transactions completed on December 15, 2004, the Company created Class B Common Stock, which was issued in connection with the Investment Transaction. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. As of August 11, 2005, each share of Class B Common Stock is convertible into 3.485247414034 shares of Class A Common Stock. As of that date, 10,642,306 shares of Class B Common Stock were issued and outstanding. (See Part I, Item 2. Management’s Discussion and Analysis of Plan of Operation - Certain Recent Developments - Acquisition and Restructuring Transactions.)

From January 1, 2005 through August 11, 2005, holders of shares of Class B Common Stock converted an aggregate of 839,955 shares of Class B Common Stock into 2,023,144 shares of Class A Common Stock. The Company’s Class A Common Stock was issued upon conversion of certain of the Company’s Class B Common Stock as of the following dates:

Effective Date of Issuance	Number of Shares of Class B Common Stock Converted	Number of Shares of Class A Common Stock Issued
4/22/05	64,612	134,292
5/23/05	86,149	201,829
6/21/05	646,119	1,560,802
8/5/05	43,075	126,221

There was no placement agent or underwriter for the conversions. The Company processed the conversions internally. The shares of Class A Common Stock were not sold for cash. The Company did not receive any consideration in connection with the conversions, other than the return of the shares of Class B Common Stock. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the Class A Common Stock upon conversion of shares of the Class B Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof.  In connection with the original issuance of the Class B Common Stock in the Investment Transaction, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the Investment Transaction at the Closing; and (ii) its own independent investigation to confirm that each of such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D). The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Class B Common Stock in the Investment Transaction

Class C Common Stock Conversions. As part of the acquisition and restructuring transactions completed on December 15, 2004, the Company created Class C Common Stock, which was issued in connection with the DCPS/MBS Transaction. Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below.

If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock (the “Anti-Dilution Option”). The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the Investment Transaction.

From January 1, 2005 through August 11, 2005, holders of shares of Class C Common Stock converted an aggregate of 108,132 shares of Class C Common Stock into 409,933 shares of Class A Common Stock. The Class C conversion price for each Class C conversion was determined by the Anti-Dilution Option calculated after each conversion of Class B Common Stock. The Company’s Class A Common Stock was issued upon conversion of certain of the Company’s Class C Common Stock as of the following dates:

Effective Date of Issuance	Number of Shares of Class C Common Stock Converted	Number of Shares of Class A Common Stock Issued
5/11/05	2,217	6,650
5/11/05	2,217	6,650
5/12/05	222	665
5/12/05	222	665
5/12/05	3,582	10,747
5/12/05	44	133
5/12/05	364	1,091
6/16/05	2,939	10,897
6/16/05	2,939	10,897
6/16/05	59	218
6/17/05	294	1,090
6/17/05	294	1,090
6/17/05	4,749	17,610
6/17/05	482	1,787
7/5/05	21,877	84,935
7/5/05	21,877	84,935
7/7/05	2,188	8,494
7/7/05	2,188	8,494
7/7/05	35,354	137,256
7/7/05	3,588	13,929
7/10/05	438	1,699

There was no placement agent or underwriter for the conversions. The Company processed the conversions internally. The shares were not sold for cash. The Company did not receive any consideration in connection with the conversions, other than the return of the shares of Class C Common Stock. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the Class A Common Stock upon conversion of shares of the Class C Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof. In connection with the original issuance of the Class C Common Stock in the DCPS/MBS Transaction, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the DCPS/MBS Transaction at the Closing; (ii) its own independent investigation to confirm that certain of such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D); and (iii) the inclusion of no more than 35 purchasers who were not “accredited investors” in accordance with Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis, beginning as of and for the six months ended June 30, 2005. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the six months ended June 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The loan is secured by the Company’s healthcare accounts receivable. As of August 11, 2005, the outstanding principal under the revolving credit facility was $2,605,203. The full amount of the loan as of June 30, 2005 is recorded as a current liability. The Company is currently in negotiations with the lender and is seeking to obtain a waiver of the financial covenants as of and for the six months ended June 30, 2005. In the event the lender declares the obligations under the credit facility to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to the lender or its other creditors. As a result, such action would have a material adverse effect on the Company and on its ability to continue as a going concern.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 31, 2005. At the Annual Meeting, the stockholders voted on and approved each of the following proposals:

Proposal One:
To elect seven directors to serve until the 2006 annual meeting of stockholders or until their successors are elected and qualified. The following list indicates the number of votes received by each of the nominees for election to Orion’s board of directors in Proposal One:

		For	Against	Abstain	Withheld

	Terrence L. Bauer	15,544,901	0	0	1,673
	Paul H. Cascio	15,544,901	0	0	1,673
	David Crane	15,529,808	0	0	16,766
	Michael J. Finn	15,544,851	0	0	1,723
	Keith G. LeBlanc	15,529,758	0	0	16,816
	Gerald M. McIntosh	15,544,901	0	0	1,673
	Joseph M. Valley, Jr.	15,544,951	0	0	1,623

Proposal Two:
To ratify a March 2003 private placement of units consisting of common shares of the Company and warrants to purchase common shares. Proposal Two was approved by holders of 71.2% of the outstanding shares of the Company’s common stock (including Class A, Class B and Class C Common Stock) entitled to vote at the Annual Meeting. Specifically, a total of 15,478,669 shares were voted in favor of this proposal, 2,229 shares were voted against the proposal and 65,676 shares abstained from voting on the proposal. There were no broker non-votes on this proposal.

Proposal Three:	To ratify a February 2004 issuance of common shares of the Company to consultants as compensation for services rendered. Proposal Three was approved by holders of 71.6% of the outstanding shares of the Company’s common stock (including Class A, Class B and Class C Common Stock) entitled to vote at the Annual Meeting. Specifically, a total of 15,541,862 shares were voted in favor of this proposal, 3,942 shares were voted against the proposal and 770 shares abstained from voting on the proposal. There were no broker non-votes on this proposal.

Proposal Four:
To ratify the appointment of UHY Mann Frankfort Stein & Lipp CPAs, LLP (“UMFSL”) as the Company’s independent public accountants. Proposal Four was approved by holders of 72.6% of the outstanding shares of the Company’s common stock (including Class A, Class B and Class C Common Stock) entitled to vote at the Annual Meeting. Specifically, a total of 15,545,444 shares were voted in favor of this proposal, 1,130 shares were voted against the proposal and 0 shares abstained from voting on the proposal.

ITEM 5. OTHER INFORMATION

From January 1, 2005 through August 11, 2005, holders of the Convertible Notes converted an aggregate of $270,000 of indebtedness (plus accrued interest totaling $66,225.21) into 374,164 shares of the Company’s Class A Common Stock. (See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Convertible Notes.”)

From January 1, 2005 through August 11, 2005, holders of shares of Class B Common Stock converted an aggregate of 839,955 shares of Class B Common Stock into 2,023,144 shares of Class A Common Stock. (See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Class B Common Stock Conversions.”)

From January 1, 2005 through August 11, 2005, holders of shares of Class C Common Stock converted an aggregate of 108,132 shares of Class C Common Stock into 409,933 shares of Class A Common Stock. (See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Class C Common Stock Conversions.”)

As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis, beginning as of and for the six months ended June 30, 2005. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the six months ended June 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. (See “Part II, Item 3. Defaults Upon Senior Securities.”)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
Exhibit 2.1
Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.) and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on June 13, 2005)

Exhibit 10.1
First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB filed on May 13, 2005)

Exhibit 10.2
Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-QSB filed on May 13, 2005)

Exhibit 10.3
Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-QSB filed on May 13, 2005)

Exhibit 10.4
Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit 10.5
Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit 10.6	Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005
Exhibit 10.7	Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION HEALTHCORP, INC.

Date: August 12, 2005	By:	/s/ Terrence L. Bauer

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2005.

/s/ Terrence L. Bauer	/s/ Michael J. Finn

Terrence L. Bauer Chief Executive Officer and Director (Principal Executive Officer)	Michael J. Finn Director

/s/ Paul H. Cascio	/s/ Gerald M. McIntosh

Paul H. Cascio Director and Non-Executive Chairman of the Board	Gerald M. McIntosh Director

/s/ Keith G. LeBlanc	/s/ Joseph M. Valley, Jr.

Keith G. LeBlanc President and Director	Joseph M. Valley, Jr. Director

/s/ David Crane	/s/ Stephen H. Murdock

David Crane Director	Stephen H. Murdock Chief Financial Officer (Principal Accounting and Financial Officer)

ORION HEALTHCORP, INC.

Orion HealthCorp, Inc.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
Current assets
Cash and cash equivalents	$311,083	$701,846
Accounts receivable, net	3,718,445	4,469,240
Inventory	477,472	519,509
Prepaid expenses and other current assets	531,978	519,843
Assets held for sale	2,282,564
Total current assets	7,321,542	6,210,438

Property and equipment, net	1,236,577	3,370,928

Other long-term assets
Intangible assets, including goodwill	25,284,008	32,250,640
Other assets, net	470,353	534,314
Total other long-term assets	25,754,362	32,784,954
Total assets	$34,312,481	$42,366,320

Current liabilities
Accounts payable and accrued expenses	$6,844,434	$6,784,950
Deferred revenue	-	304,144
Income taxes payable	116,943	116,943
Current portion of capital lease obligation	111,071	258,478
Current portion of long-term debt	4,148,175	2,762,334
Liabilities held for sale	1,617,168
Total current liabilities	12,837,791	10,226,849

Long-term liabilities
Capital lease obligation, net of current portion	99,737	540,274
Long-term debt, net of current portion	3,645,826	4,238,839
Deferred tax liability	620,977	620,977
Minority interest in partnership	238,801	169,500
Total long-term liabilities	4,605,341	5,569,590

Stockholders' equity
Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, par value $0.001; 70,000,000 shares authorized, 10,934,652 and 8,602,149 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	10,935	8,602
Common stock, Class B, par value $0.001; 25,000,000 shares authorized, 10,685,381 and 11,482,261 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	10,685	11,482
Common stock, Class C, par value $0.001; 2,000,000 shares authorized, 1,555,137 and 1,575,760 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,556	1,576
Additional paid-in capital	56,929,156	56,602,786
Accumulated deficit	(40,044,665)	(30,016,247)
Treasury stock - at cost; 9,140 shares at June 30, 2005 and December 31, 2004, respectively	(38,318)	(38,318)
Total stockholders' equity	16,869,349	26,569,881
Total liabilities and stockholders' equity	$34,312,481	$42,366,320

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations

	For the Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net operating revenues	$8,421,649	$4,124,692
Direct cost of revenues	3,786,846	2,573,503

Gross margin	4,634,803	1,551,189

Operating expenses:
Salaries and benefits	2,777,112	752,510
Facility rent and related costs	460,248	296,791
Depreciation and amortization	960,360	136,609
Professional and consulting fees	453,797	113,935
Insurance	247,815	132,939
Provision for doubtful accounts	335,458	255,845
Other expenses	722,759	244,454
Charge for impairment of intangible assets	6,362,849	-
Total operating expenses	12,320,397	1,933,083

Loss from continuing operations before other income (expenses)	(7,685,595)	(381,894)

Other income (expenses):
Interest expense	(113,503)	(228,811)
Equity in earnings of limited partnerships	17,376	-
Other expense, net	2,165	(7,079)
Total other income (expenses), net	(93,961)	(235,890)
Minority interest earnings in partnership	(22,355)	-

Loss from continuing operations	(7,801,910)	(617,784)

Discontinued operations
Income from operations of discontinued components, including net loss on disposal of $285,434 for the three months ended June 30, 2005	(545,878)	(314,622)

Net loss	(8,347,788)	(932,406)
Preferred stock dividends	-	(165,300)

Net loss attributable to common stockholders	$(8,347,788)	$(1,097,706)

Weighted average common shares outstanding:
Basic	9,244,850	8,602,149
Diluted	9,244,850	8,602,149

Earnings (loss) per share:
Basic:
Net loss per share from continuing operations	$(0.844)	$(0.072)
Net income per share from discontinued operations	$(0.059)	$(0.037)
Net loss per share	$(0.903)	$(0.108)

Diluted:
Net loss per share from continuing operations	$(0.844)	$(0.072)
Net income per share from discontinued operations	$(0.059)	$(0.037)
Net loss per share	$(0.903)	$(0.108)

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations

	For the Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net operating revenues	$16,725,495	$8,293,691
Direct cost of revenues	7,568,571	5,106,968

Gross margin	9,156,924	3,186,723

Operating expenses:
Salaries and benefits	5,454,081	1,529,818
Facility rent and related costs	944,651	586,574
Depreciation and amortization	1,951,026	269,736
Professional and consulting fees	801,437	290,554
Insurance	479,291	271,969
Provision for doubtful accounts	678,545	510,766
Other expenses	1,497,676	523,167
Charge for impairment of intangible assets	6,362,849	-
Total operating expenses	18,169,556	3,982,584

Loss from continuing operations before other income (expenses)	(9,012,633)	(795,861)

Other income (expenses):
Interest expense	(191,921)	(468,861)
Equity in earnings of limited partnerships	17,376	-
Other expense, net	4,246	(12,523)
Total other income (expenses), net	(170,299)	(481,384)
Minority interest earnings in partnership	(61,801)

Loss from continuing operations	(9,244,733)	(1,277,245)

Discontinued operations
Income from operations of discontinued components, including net gain on disposal of $58,141 for the six months ended June 30, 2005	(783,686)	(429,602)

Net loss	(10,028,418)	(1,706,847)
Preferred stock dividends	-	(330,600)
Net loss attributable to common stockholders	$(10,028,418)	$(2,037,447)

Weighted average common shares outstanding:
Basic	9,149,828	8,602,149
Diluted	9,149,828	8,602,149

Earnings (loss) per share:
Basic:
Net loss per share from continuing operations	$(1.010)	$(0.148)
Net income per share from discontinued operations	$(0.086)	$(0.050)
Net loss per share	$(1.096)	$(0.198)

Diluted:
Net loss per share from continuing operations	$(1.010)	$(0.148)
Net income per share from discontinued operations	$(0.086)	$(0.050)
Net loss per share	$(1.096)	$(0.198)

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

	For the Three Months Ended June 30,
	2005	2004

Operating activities
Net loss	$(8,347,788)	$(932,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for impairment of intangible assets	6,362,849	-
Minority interest in earnings of partnerships	22,355	-
Provision for doubtful accounts	335,458	264,634
Depreciation and amortization	960,360	143,385
Assets held for sale	4,673	-
Conversion of notes payable to common stock	31,855	-
Loss on disposition of discontinued components	285,435	-
Changes in operating assets and liabilities:
Accounts receivable	(307,923)	(275,724)
Inventory	(23,766)	(66,921)
Prepaid expenses and other assets	174,287	(39,602)
Other assets	(14,706)	8,040
Accounts payable and accrued expenses	(479,198)	347,468
Deferred revenues	45,014	21,412
Net cash used in operating activities	(951,095)	(529,714)

Investing activities
Purchase of property and equipment	12,051	(117,400)
Net cash provided by (used in) investing activities	12,051	(117,400)

Financing activities
Net borrowings (repayments) of capital lease obligations	(76,073)	62,266
Net borrowings (repayments) on line of credit	595,786	(35,613)
Net borrowings of notes payable	472,296	423,796
Net borrowings (repayments) of other obligations	(354,230)	149,295
Net cash provided by financing activities	637,780	599,744

Net decrease in cash and cash equivalents	(301,265)	(47,370)

Cash and cash equivalents, beginning of period	612,348	183,449
Cash and cash equivalents, end of period	$311,083	$136,079

The accompanying notes are an integral part of these financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

	For the Six Months Ended June 30,
	2005	2004

Operating activities
Net loss	$(10,028,418)	$(1,706,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for impairment of intangible assets	6,362,849	-
Minority interest in earnings of partnerships	61,801	-
Provision for doubtful accounts	678,545	526,543
Depreciation and amortization	1,951,026	281,294
Assets held for sale	4,673	-
Conversion of notes payable to common stock	57,886	-
Gain on disposition of discontinued components	(58,140)	-
Changes in operating assets and liabilities:
Accounts receivable	(897,899)	(226,841)
Inventory	(25,238)	(58,141)
Prepaid expenses and other assets	(82,691)	(51,154)
Other assets	(8,594)	8,040
Accounts payable and accrued expenses	149,951	386,952
Deferred revenues	29,018	69,257
Net cash used in operating activities	(1,805,230)	(770,896)

Investing activities
Purchase of property and equipment	32,195	(151,630)
Net cash used in investing activities	32,195	(151,630)

Financing activities
Net borrowings (repayments) of capital lease obligations	(125,650)	47,570
Net borrowings (repayments) on line of credit	364,514	(70,885)
Net borrowings of notes payable	1,402,460	1,050,002
Net repayments of other obligations	(259,052)	(17,614)
Net cash provided by financing activities	1,382,273	1,009,073

Net increase (decrease) in cash and cash equivalents	(390,763)	86,547

Cash and cash equivalents, beginning of period	701,846	49,532
Cash and cash equivalents, end of period	$311,083	$136,079

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. General

Orion HealthCorp, Inc. (formerly SurgiCare, Inc. “SurgiCare”) (“Orion” or the “Company”) and its subsidiaries maintain their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. As described in Note 3, Acquisition and Restructuring Transactions, Orion’s results include the results of Integrated Physician Solutions, Inc. (“IPS”) for the three months and six months ended June 30, 2004 and the results of the IPS, the Company’s surgery and diagnostic center business and Medical Billing Services, Inc. (“MBS”) (which includes Dennis Cain Physician Solutions, Ltd. (“DCPS”))) for the three months and six months ended June 30, 2005. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

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

As of June 30, 2005, Orion owned a majority interest in two surgery centers and a minority interest as general partner in one additional center. Two of the centers are located in Texas and one is located in Ohio. In limited circumstances, Orion, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company’s ASCs perform various types of procedures including: orthopedic surgery, colonoscopy, ophthalmic laser surgery, pain injections and various pediatric surgeries. The most common procedures performed in our ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. Orion also owns a 41% interest in an open magnetic resonance imaging (“MRI”) center in Ohio, which opened in July 2004. The open MRI center performs diagnostic procedures using MRI technology. On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the ambulatory surgery center and the open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. This transaction has not yet closed.

Integrated Physician Solutions

IPS, a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. The Pediatric Physician Alliance (“PPA”) division of IPS manages pediatric medical clinics. As of June 30, 2005, PPA managed ten practice sites, representing six medical groups in Illinois, Ohio and New Jersey.

On June 7, 2005, InPhySys, Inc. (f/k/a IntegriMED, Inc.) (“IntegriMED”), a wholly-owned subsidiary of IPS, executed an Asset Purchase Agreement (the “Agreement”) with eClinicalWeb, LLC (“eClinicalWeb”) to sell substantially all of the assets of IntegriMED. The Agreement was deemed to be effective as of midnight on June 6, 2005. The property sold by IntegriMED to eClinicalWeb (hereinafter collectively referred to as the “Acquired Assets”) includes the machinery, equipment, supplies, materials, computers, software, software licenses, and other personal property owned by IntegriMED and used exclusively in the operation of IntegriMED's business, IntegriMED's goodwill and all of the business conducted under the name "IntegriMED" and "InPhySys", sales and customer lists, account lists, records, manuals, and telephone numbers used exclusively in the operation of IntegriMED's business, and all of IntegriMED's rights and interests in all contracts, open customer purchase orders, quotations or similar agreements to the extent entered into by IntegriMED or assigned to IntegriMED. Additionally, eClinicalWeb agreed to assume and to thereafter perform and pay when due all liabilities related to the Acquired Assets but only to the extent such liabilities arise from and after the Closing Date (as defined below). eClinicalWeb also agreed to sublease certain space from IPS that was occupied by employees of IntegriMED as of the Closing Date. As consideration for the purchase of the Acquired Assets, eClinicalWeb issued to IntegriMED the following: (i) a two percent (2%) ownership interest in eClinicalWeb; and (ii) $69,033.90, for the payoff of certain leases and purchase of certain software, via wire transfer at the closing of the transfer and delivery of all documents and instruments necessary to consummate the transactions contemplated by the Agreement (the "Closing Date"), which occurred concurrently with the execution of the Agreement. In addition to the consideration listed above, IntegriMED retained the following assets related to IntegriMED's business: (i) all cash and cash equivalents relating to IntegriMED's business as of the Closing Date; (ii) all accounts receivable relating to IntegriMED's business as of the Closing Date; and (iii) other assets of IntegriMED not used exclusively in IntegriMED's business.

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

Note 2. Going Concern

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, the Company incurred substantial operating losses during 2004 and in the first and second quarters of 2005. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has financed its growth primarily through the issuance of equity, secured and/or convertible debt, most recently by completing a series of acquisition and restructuring transactions (the “Closing”), which occurred in December 2004 and are described in Note 3. Acquisition and Restructuring Transactions. In connection with the closing of these transactions, the Company entered into a new secured two-year revolving credit facility pursuant to a Loan and Security Agreement (the “Loan and Security Agreement”), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and Healthcare Business Credit Corporation (“HBCC”). In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services, Inc. (collectively, “DVI”) from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing.

In addition to the Closing, on March 16, 2005, Brantley Partners IV, L.P. (“Brantley IV”) loaned Orion an aggregate of $1,025,000 (the “First Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First Note is due April 19, 2006 (the "First Note Maturity Date"); (iv) the interest accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock issuable upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the “Second Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due April 19, 2006 (the "Second Note Maturity Date"); (iv) the interest accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock issuable upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the “First Amendment”), dated March 22, 2005, with certain of the Company’s affiliates and subsidiaries, and HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty, which is discussed in Note 3. Acquisition and Restructuring Transactions, was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley IV Guaranty”), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty, which is discussed in Note 3. Acquisition and Restructuring Transactions, was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley Capital Guaranty”), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis, beginning as of and for the six months ended June 30, 2005. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the six months ended June 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The loan is secured by the Company’s healthcare accounts receivable. As of August 11, 2005, the outstanding principal under the revolving credit facility was $2,605,203. The full amount of the loan as of June 30, 2005 is recorded as a current liability. The Company is currently in negotiations with the lender and is seeking to obtain a waiver of the financial covenants as of and for the six months ended June 30, 2005. In the event the lender declares the obligations under the credit facility to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to the lender or its other creditors. As a result, such action would have a material adverse effect on the Company and on its ability to continue as a going concern.

As of June 30, 2005, the Company’s existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. On April 28, 2005, the Company announced the initiation of a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ambulatory surgery centers. A fundamental component of the Company’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company will cease investment in business lines that do not complement the Company’s strategic plans and will redirect financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in Note 1. General - Description of Business, IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. Additionally, on June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the ambulatory surgery center and the MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. This transaction has not yet closed. The Company does not anticipate a significant reduction of revenue as a result of the implementation of these strategic initiatives. However, the Company anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions currently duplicated at the Company’s Houston and Atlanta facilities.

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

On December 15, 2004, and simultaneous with the consummation of the IPS Merger and DCPS/MBS Transaction, the Company consummated the Closing, which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the “Reverse Stock Split”), created three new classes of common stock (Class A, Class B and Class C Common Stock) and changed its name. The Company’s common stock was converted to Orion Class A Common Stock (the “Reclassification”).

Also on December 15, 2004, the Company issued 11,482,261 shares of its Class B Common Stock (the “Investment Transaction”) to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Closing owed to a subsidiary of Brantley IV by SurgiCare and IPS on amounts advanced prior to October 24, 2003. At the Closing, Orion used $5,908,761 to pay off the debt owed to a subsidiary of Brantley IV. The Company also granted to Brantley IV the right to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing (the “Purchase Right”). Brantley IV may exercise the Purchase Right at any time after December 15, 2004. Each additional investment will be: (i) subject to the approval of a majority of the members of the board of directors of the Company that are not affiliated with Brantley IV, (ii) consummated on a date mutually agreed by the Company and Brantley IV, and (iii) accomplished with documentation reasonably satisfactory to the Company and Brantley IV. Pursuant to the terms of the Purchase Right, the purchase price per share of the Class A Common Stock will be equal to the lesser of (a) $1.25, and (b) 70% multiplied by the average of the daily average of the high and low price per share of the Class A Common Stock on the American Stock Exchange (“AMEX”) or a similar system on which the Class A Common Stock shall be listed at the time, for the twenty trading days immediately preceding the date of the closing of the exercise of the Purchase Right.

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

 Accordingly, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS’s historical results have become those of the combined company. Orion’s results include the results of IPS for the three months and six months ended June 30, 2004 and the results of IPS, the Company’s surgery and diagnostic center business and MBS (which includes DCPS) for the three months and six months ended June 30, 2005.

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

Pursuant to a Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guaranty in the amount of $3,272,727. Pursuant to a Guaranty Agreement (the “Brantley Capital Guaranty”), dated as of December 15, 2004, provided by Brantley Capital Corporation (“Brantley Capital”) to HBCC, Brantley Capital agreed to provide a deficiency guarantee in the amount of $727,273. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital.

On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See Note 2. Going Concern.) Additionally, as part of these loan transactions, the Company entered into the First Amendment, dated March 22, 2005, with HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended Brantley IV Guaranty, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended Brantley Capital Guaranty, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

Note 4. Revenue Recognition

The Company’s surgery and diagnostic center business recognizes revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center’s collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the three months and six months ended June 30, 2005.

IPS records revenue based on patient services provided by its affiliated medical groups and for services provided by IntegriMED to its customers. Net patient service revenue is impacted by billing rates, changes in current procedural terminology (“CPT”) code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’ affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and six months ended June 30, 2005 and 2004, respectively.

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

Note 6. Segments and Related Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has three reportable segments for the six months ended June 30, 2005 - PPA, the Company’s surgery and diagnostic centers and MBS. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. The Company’s reportable segments consist of: (i) PPA, the pediatric medical groups that provide patient care operating under management services agreements (“MSAs”); (ii) the Company’s surgery and diagnostic centers; and (iii) MBS, which provides practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. Management chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and the Health Insurance Portability and Accountability Act (“HIPAA”).

The following table summarizes key financial information, by reportable segment, as of and for the six months ended June 30, 2005 and 2004, respectively.

	For the Six Months Ended June 30, 2005
	PPA	Surgery and diagnostic centers	MBS	Total

Net operating revenues	$10,262,311	$1,267,842	$5,153,753	$16,683,906
Income (loss) from continuing operations	548,222	(8,329,689)	462,898	(7,318,569
Depreciation and amortization (including charge for impairment of intangible assets)	245,965	7,471,881	572,882	8,290,728
Total assets	9,799,965	11,423,560	10,474,085	31,697,610

	For the Six Months Ended June 30, 2004
	PPA	Surgery and diagnostic centers	MBS	Total

Net operating revenues	$8,274,458	$-	$-	$8,274,458
Loss from continuing operations	568,038	-	-	568,038
Depreciation and amortization (including charge for impairment of intangible assets)	52,726	-	-	52,726
Total assets	10,076,379	-	-	10,076,379

The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion’s consolidated condensed balance sheets and statements of operations as of and for the six months ended June 30, 2005 and 2004, respectively.

	Six Months Ended June 30,
	2005	2004
Net operating revenues:
Total net operating revenues for reportable segments	$16,683,906	$8,274,458
Corporate revenue	41,589	19,233
Elimination of intercompany transactions	-	-
Total consolidated net operating revenues	$16,725,495	$8,293,691
-		-
Loss from continuing operations:
Total loss from continuing operations for reportable segments	$(7,318,569)	$568,038
Corporate overhead	(1,129,901)	(1,135,945)
Elimination of intercompany transactions	(796,263)	(709,338)
Total consolidated loss from continuing operations	$(9,244,733)	$(1,277,245)
-		-
Depreciation and amortization (including charge for impairment of intangible assets):
Total depreciation and amortization for reportable segments	$8,290,728	$52,726
Charge for impairment of intangible assets	(6,362,849)	-
Corporate depreciation and amortization	23,147	217,010
Total consolidated depreciation and amortization	$1,951,026	$269,736
-		-
Total assets:
Total assets for reportable segments	$31,697,610	$10,076,379
Corporate assets	332,308	560,328
Assets held for sale	2,282,563	-
Total consolidated assets	$34,312,481	$10,636,707

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

On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. Based on the pending sales transaction involving the Tuscarawas ASC and Open MRI, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company has recorded a charge for impairment of intangible assets of $6,362,849 for the six months ended June 30, 2005.

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

	For the Three Months Ended
	June 30,
	2005	2004
Basic loss per share:
Net loss	$(8,347,788)	$(932,406)
Weighted average common shares outstanding
Dilutive stock options and warrants	(a )	(a )
Convertible notes	(b )	(b )
Class B Common Stock	(c )	(c )
Class C Common Stock	(d )	(d )
Weighted average common shares outstanding for diluted net loss per share	9,244,850	8,602,149
Net loss per share from continuing operations	$(0.844)	$(0.072)
Net loss per share from discontinued operations	$(0.059)	$(0.037)
Net loss per share — basic	$(0.903)	$(0.108)
Net loss per share — diluted	$(0.903)	$(0.108)

	For the Six Months Ended
	June 30,
	2005	2004
Basic loss per share:
Net loss	$(10,028,418)	$(1,706,847)
Weighted average common shares outstanding
Dilutive stock options and warrants	(a )	(a	)
Convertible notes	(b )	(b	)
Class B Common Stock	(c )	(c	)
Class C Common Stock	(d )	(d	)
Weighted average common shares outstanding for diluted net loss per share	9,149,828	8,602,149
Net loss per share from continuing operations	$(1.010)	$(0.148)
Net loss per share from discontinued operations	$(0.086)	$(0.050
Net loss per share — basic	$(1.096)	$(0.198)
Net loss per share — diluted	$(1.096)	$(0.198)

(a)
2,146,841 and 803,317 options and warrants were outstanding at June 30, 2005 and 2004, respectively. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.

(b)
$50,000 and $470,000 of notes were convertible into Class A Common Stock as of June 30, 2005 and 2004, respectively. The conversion price was equal to $3.50 per share until January 31, 2004. Subsequent to that date, the conversion price is equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.

(c)	10,685,381 shares of Class B Common Stock were outstanding at June 30, 2005.
(d)	1,555,137 shares of Class C Common Stock were outstanding at June 30, 2005.

Note 9. Preferred Stock

On December 15, 2004, as part of the acquisition and restructuring transactions described in Note 3. Acquisition and Restructuring Transactions, the Company redesignated its common stock as Class A Common Stock and created two new classes of common stock and one new class of preferred stock. The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 (the “Preferred Stock”). Subject to the limitations prescribed by law and the provisions of the Amended and Restated Certificate of Incorporation of the Company, the board of directors is authorized to issue the Preferred Stock from time to time in one or more series, each of such series to have such number of shares, voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions thereof, as shall be determined by the board of directors in a resolution or resolutions providing for the issue of such Preferred Stock. Subject to the powers and rights of any Preferred Stock, including any series thereof, having any preference or priority over, or rights superior to, the common stock, the holders of the common stock shall have and possess all powers and voting and other rights pertaining to the stock of the Company.

Also on December 15, 2004, all of IPS’s outstanding redeemable convertible preferred stock, including accrued and unpaid dividends, was converted to common stock and exchanged for shares of Orion.

Note 10. Discontinued Operations

On September 19, 2003, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Dr. Jane Kao and PediApex Heart Center for Children (the “Heart Center”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with Emerging Issues Task Force (“EITF”) 97-2. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the three months and six months ended June 30, 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in 2005.

The following table contains selected financial statement data related to the Heart Center as of and for the three and six months ended June 30, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Income statement data:
Net operating revenues	$496,566	$1,225,707
Direct cost of revenues	178,149	503,651
Operating expenses	299,622	657,257
Net income	$18,795	$64,799

Balance sheet data:
Current assets	$112,826	$112,826
Other assets	93,287	93,287
Total assets	$206,113	$206,113

Current liabilities	$596,992	$596,992
Other liabilities	—	—
Total liabilities	$596,992	$596,992

As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005. There were no operations for this component in the second quarter of 2005.

The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Income statement data:
Net operating revenues	$—	$161,679
Direct cost of revenues	—	235,993
Operating expenses	—	114,104
Net income	$—	$(188,418)

Balance sheet data:
Current assets	$—	$—
Other assets	—	—
Total assets	$—	$—

Current liabilities	$—	$—
Other liabilities	—	—
Total liabilities	$—	$—

On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “Settlement”) with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the three months and six months ended June 30, 2005 and 2004, respectively. There were no operations for this component in the second quarter of 2005.

The following table contains selected financial statement data related to CARDC as of and for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income statement data:
Net operating revenues	$—	$913,934	$848,373	$1,679,416
Direct cost of revenues	—	644,113	523,255	1,140,087
Operating expenses	—	231,122	286,418	462,830
Net income	$—	$38,699	$38,700	$76,499

Balance sheet data:
Current assets	$—	$282,901	$—	$282,901
Other assets	—	12,863	—	12,863
Total assets	$—	$295,764	$—	$295,764

Current liabilities	$—	$314,419	$—	$314,419
Other liabilities	—	—	—	—
Total liabilities	$—	$314,419	$—	$314,419

On June 7, 2005, as described in Note 1. General - Description of Business, the Company, via its IPS subsidiary executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the three months and six months ended June 30, 2005 and 2004, respectively.

The following table contains selected financial statement data related to IntegriMED as of and for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income statement data:
Net operating revenues	$82,155	$65,553	$191,771	$109,864
Direct cost of revenues	—	—	—	—
Operating expenses	392,931	437,669	899,667	680,764
Net income	$(310,776)	$(372,116)	$(707,896)	$(570,900)

Balance sheet data:
Current assets	$(24,496)	$210,400	$(24,496)	$210,400
Other assets	—	39,138	—	39,138
Total assets	$(24,496)	$249,538	$(24,496)	$249,538

Current liabilities	$17,022	$278,383	$17,022	$278,383
Other liabilities	—	—	—	—
Total liabilities	$17,022	$278,383	$17,022	$278,383

On June 13, 2005, the Company announced that it has accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. Under the terms of the offer letter, the Company’s interests in these facilities would be sold to a local hospital for cash and assumption of debt. In addition, the Company would continue to operate the facilities under a long-term management agreement. Although this transaction has not yet been consummated, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the Tuscarawas ASC and Tuscarawas open MRI facility have been reclassified as assets held for sale and liabilities held for sale on the Company’s consolidated balance sheet as of June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘income from operations of discontinued components’ for the three months and six months ended June 30, 2005.

The following table contains selected financial statement data related to the Tuscarawas ASC and Open MRI as of and for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Income statement data:
Net operating revenues	$873,949	$1,670,801
Direct cost of revenues	394,402	774,156
Operating expenses	429,225	880,858
Net income	$50,332	$15,787

Balance sheet data:
Cash	$(4,673)	$(4,673)
Accounts receivable, net	718,490	718,490
Other current assets	81,014	81,014
Property and equipment, net	1,416,356	1,416,356
Other long-term assets	71,376	71,376
Total assets held for sale	$2,282,564	$2,282,564

Accounts payable and accrued expenses	$709,779	$709,779
Capital lease obligation	462,295	462,295
Long-term debt	445,095	445,095
Total liabilities held for sale	$1,617,168	$1,617,168

The following table summarizes the components of income from operations of discontinued components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income from operations of discontinued components:
CARDC
Net income	$-	$38,699	$38,700	$76,499
Gain (loss) on disposal	(238,333)		268,292
Heart Center
Net income	-	18,795	-	64,799
Bellaire SurgiCare
Net loss	-	-	(188,418)	-
Loss on disposal	-	-	(163,050)	-
IntegriMED
Net loss	(310,776)	(372,116)	(707,896)	(570,900)
Loss on disposal	(47,101)	-	(47,101)	-
Tuscarawas ASC and Open MRI
Net income	50,332	-	15,787	-
Total income from operations of discontinued components	$(545,878)	$(314,622)	$(783,686)	$(429,602)

Note 11. Litigation

On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. Certain settlements were reached in the cases. The two cases were referred to arbitration pursuant to the arbitration clauses in the agreements between the parties. The arbitration includes all remaining claims in both lawsuits. The P.A., the physicians and the former shareholders of CAMI sought recovery of pre-merger accounts receivable they claim were collected by IPS after the merger, but belong to CAMI under the merger agreement and agreements between CAMI and the affiliated physicians. IPS asserted a right of set-off for over-payments that it made after the merger to the physicians. IPS also asserted a claim against the physicians for breach of the management services agreement and other agreements. In their complaint, the P.A., the former shareholders of CAMI and the physicians sought a claim against IPS for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The award was confirmed by the U.S. District Court in the amount of $548,884 and judgment was entered. On June 1, 2005, IPS and the physicians executed a settlement agreement under which $300,000 of the judgment was paid to the physicians with the remaining amount of the judgment being returned to IPS. All claims asserted in the lawsuit and arbitration have been dismissed with prejudice.

On July 12, 2005, Orion was named as a defendant in a suit entitled American International Industries, Inc. vs. Orion HealthCorp, Inc., previously known as SurgiCare, Inc., Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., and Brantley Venture Partners IV, L.P. in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. This case involves allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing American International Industries, Inc. (“AII”) to convert its SurgiCare Class AA convertible preferred stock (“Class AA Preferred Stock”) into shares of Orion’s Class A Common Stock. AII asserts that the value of its Class A Common Stock of Orion has fallen as a direct result of the alleged material misrepresentations by the Company. AII is seeking actual damages of $3,800,000, punitive damages of $3,800,000, and rescission of the agreement to convert the Class AA Preferred Stock into Class A Common Stock. The Company and the other defendants filed an Answer denying the allegations set forth in the Complaint.

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

	For the Three Months Ended June 30,
	2005	2004
Net loss — as reported	$(8,347,788)	$(932,406)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards), net of tax effect	(41,857)	(49,795)
Net loss — pro forma	$(8,389,645)	$(982,201)
Net Loss per share:
Basic — as reported	$(0.903)	$(0.108)
Basic — pro forma	$(0.907)	$(0.114)
Diluted — as reported	$(0.903)	$(0.108)
Diluted — pro forma	$(0.907)	$(0.114)

	For the Six Months Ended June 30,
	2005	2004
Net loss — as reported	$(10,028,418)	$(1,706,847)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards), net of tax effect	(68,220)	(102,520)
Net loss — pro forma	$(10,096,638)	$(1,809,367)
Net Loss per share:
Basic — as reported	$(1.096)	$(0.198)
Basic — pro forma	$(1.103)	$(0.210)
Diluted — as reported	$(1.096)	$(0.198)
Diluted — pro forma	$(1.103)	$(0.210)

On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company. No options were granted to employees for the first six months of 2004. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.

Note 13. Long-Term Debt and Lines of Credit

Future aggregate maturities of long-term debt are as follows:

	As of June 30,
	2005	2004
Promissory note due to sellers of MBS, bearing interest at 8%, interest payable monthly or on demand, matures December 15, 2007	$1,000,000	$-

Working capital loan due to sellers of MBS, non-interest bearing, due on demand	299,545	-

Term loan with a financial institution, non-interest bearing, matures November 15, 2010	3,117,088	-

Revolving line of credit with a financial institution, bearing interest at 6.5%, interest payable monthly or on demand, $500,000 matures December 2005 and $287,650 matures June 2006	787,650

$2,750,000 revolving line of credit, bearing interest at prime (6.25% at June 30, 2005) plus 3%, interest payable monthly, matures December 14, 2006	1,681,450	-

Convertible notes, bearing interest at 18%, interest payable monthly, matured October 2004	50,000	-

Note payable due to a related party, bearing interest at 6%, interest payable monthly, matures November 24, 2005	35,896	-

Insurance financing note payable, bearing interest at 5.25%, interest payable monthly, matures January 2006	17,467	12,700

Convertible promissory notes due to a related party, bearing interest at 9%, matures April 19, 2006	1,250,000

Demand notes due to a related party, bearing interest at 15%	-	1,271,171

Demand notes due to a related party, bearing interest at 15%	-	667,447

Demand notes due to a related party, bearing interest at 10%	-	1,318,000

Demand notes due to a related party, bearing interest at 8%	-	2,040,000

Term loan with a financial institution, bearing interest at the 31-day treasury note rate, interest payable monthly, originally scheduled to mature on March 25, 2008	-	2,710,623

$5,000,000 revolving line of credit with a financial institution, secured by accounts receivable bearing interest at prime (4.00% at December 31, 2003) plus 2.35%, interest payable monthly	-	2,383,545
Total	$8,239,096	$10,403,486
Less: current portion	(4,148,176)	(8,272,589)
Less: liability held for sale	(445,095)	-
Total long-term debt	$3,645,826	$2,130,897

F-19
Exhibit Index

Exhibit No.	Description
Exhibit 2.1
Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.) and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on June 13, 2005)

Exhibit 10.1
First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB filed on May 13, 2005)

Exhibit 10.2
Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-QSB filed on May 13, 2005)

Exhibit 10.3
Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-QSB filed on May 13, 2005)

Exhibit 10.4
Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit 10.5
Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit 10.6	Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005
Exhibit 10.7	Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification