Form 10QSB
period 2005-09-30
ORION HEALTHCORP INC
filed 2005-11-14
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

                                             NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                 WHICH REGISTERED
-------------------------------------------------------------------------------
CLASS A COMMON STOCK, $0.001 PAR            THE AMERICAN STOCK EXCHANGE
          VALUE PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]


As of November 10, 2005, 12,202,686 shares of the Registrant's Class A Common Stock, par value $0.001, were outstanding, 10,448,470 shares of the Registrant's Class B Common Stock, par value $0.001, were outstanding and 1,462,120 shares of the Registrant's Class C Common Stock, par value $0.001, were outstanding.


Transitional Small Business Disclosure Format:

                                 Yes [_] No [X]

                             ORION HEALTHCORP, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                               TABLE OF CONTENTS

ITEM NUMBER                                                       PAGE NUMBER
-------------------------                                         -----------

PART I - FINANCIAL INFORMATION

1. Financial Statements                                                 3

2. Management's Discussion and Analysis or Plan of Operation            3

3. Controls and Procedures                                             26

PART II - OTHER INFORMATION

1. Legal Proceedings                                                   26

2. Unregistered Sales of Equity Securities and Use of Proceeds         27

3. Defaults Upon Senior Securities                                     28

4. Submission of Matters to a Vote of Security Holders                 29

5. Other Information                                                   29

6. Exhibits                                                            29

SIGNATURES                                                             31

CONSOLIDATED FINANCIAL STATEMENTS                                     F-1

INDEX OF EXHIBITS                                                      33

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  Certain statements in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Acts"). Forward-looking statements include statements preceded by, followed by or that include the words "may", "will", "would", "could", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends" and similar expressions. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

                  The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of Orion HealthCorp, Inc. (formerly known as SurgiCare, Inc. "SurgiCare") ("Orion" or the "Company") and its affiliated companies described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, labor and employee benefits, increases in interest rates on the Company's indebtedness as well as general market conditions, competition and pricing, integration of business and operations and the success of the Company's business strategies. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  The Company's consolidated financial statements and related notes thereto are included as a separate section of this report, commencing on page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The following Management's Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected Orion's financial condition and results of operations as well as Orion's liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation.

CERTAIN RECENT DEVELOPMENTS

ACQUISITION AND RESTRUCTURING TRANSACTIONS

                  On November 18, 2003, the Company entered into an agreement and plan of merger with Integrated Physician Solutions, Inc. ("IPS"), which was amended and restated on February 9, 2004, and further amended on July 16, 2004 and on September 9, 2004 (the "IPS Merger Agreement"), relating to the Company's acquisition of IPS (the "IPS Merger"). On February 9, 2004, the Company entered into an agreement and plan of merger with Dennis Cain Physician Solutions, Ltd. ("DCPS") and Medical Billing Services, Inc. ("MBS"), which was amended and restated on July 16, 2004, and further amended on September 9, 2004 and on December 15, 2004 (the "DCPS/MBS Merger Agreement"), relating to the Company's acquisition of DCPS and MBS (the "DCPS/MBS Transaction" and together with the IPS Merger, the "Acquisitions"). The Company completed the IPS Merger and the DCPS/MBS Transaction on December 15, 2004. As a result of the IPS Merger and the DCPS/MBS Transaction, IPS, MBS and DCPS became wholly-owned subsidiaries of the Company.

                  On December 15, 2004, and simultaneous with the consummation of the IPS Merger and DCPS/MBS Transaction, the Company consummated its previously disclosed restructuring transactions (the "Closing"), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the "Reverse Stock Split"), created three new classes of common stock (Class A, Class B and Class C Common Stock) and changed its name. SurgiCare's common stock was converted into shares of Orion's Class A Common Stock (the "Reclassification").

                  Also on December 15, 2004, the Company issued 11,482,261 shares of its Class B Common Stock (the "Investment Transaction") to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Closing owed to a subsidiary of Brantley Partners IV, L.P. ("Brantley IV") by SurgiCare and IPS on amounts advanced prior to October 24, 2003 (the "Base Bridge Interest Amount"). At the Closing, Orion used $5,908,761 to pay off the debt owed to the subsidiary of Brantley IV. The Company also granted to Brantley IV the right to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing (the "Purchase Right"). Brantley IV may exercise the Purchase Right at any time after December 15, 2004. Each additional investment will be: (i) subject to the approval of a majority of the members of the board of directors of the Company that are not affiliated with Brantley IV,
(ii) consummated on a date mutually agreed by the Company and Brantley IV, and
(iii) accomplished with documentation reasonably satisfactory to the Company and Brantley IV. Pursuant to the terms of the Purchase Right, the purchase price per share of the Class A Common Stock will be equal to the lesser of (a) $1.25, and
(b) 70% multiplied by the average of the daily average of the high and low price per share of the Class A Common Stock on the American Stock Exchange ("AMEX") or a similar system on which the Class A Common Stock shall be listed at the time, for the twenty trading days immediately preceding the date of the closing of the exercise of the Purchase Right.

                  Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the conversion. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. The conversion factor is calculated based on a number equal to one plus the quotient of $1.15 plus 9% per annum (not compounded), divided by the fair market value of the Class A Common Stock (which is determined by reference to the prices at which Class A Common Stock trades immediately prior to the conversion). Therefore, so long as the Class B Common Stock has not yet received a full return of its purchase price less the Base Bridge Interest Amount and a 9% rate of return, if the market value of a share of Class A Common Stock increases, a share of Class B Common Stock will convert into fewer shares of Class A Common Stock, and if the market value of Class A Common Stock shares decreases, a share of Class B Common Stock will convert into more shares of Class A Common Stock. The initial conversion factor was approximately 1.28 (one share of Class B Common Stock converts into approximately 1.28 shares of Class A Common Stock). As of September 30, 2005, the conversion factor was approximately 4.158844397612 shares (one share of Class B Common Stock converts into approximately
4.158844397612 shares of Class A Common Stock). The holders of Class B Common Stock vote together with the holders of Class A Common Stock and Class C Common Stock, as a single class, generally, with each holder of Class A Common Stock entitled to one vote per share of Class A Common Stock held by such holder; with each holder of Class B Common Stock entitled to one vote per share of Class B Common Stock held by such holder; and with each holder of Class C Common Stock entitled to one vote per share of Class C Common Stock held by such holder.

                  Additionally, the Company used $3,683,492 of the proceeds of the Investment Transaction to repay a portion of the indebtedness to unaffiliated third parties and restructured additional existing indebtedness.

NEW LINE OF CREDIT AND DEBT RESTRUCTURING

                  In connection with the Closing, Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the "Loan and Security Agreement"), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and Healthcare Business Credit Corporation ("HBCC"). Under this facility, up to $4,000,000 of loans could be made available to Orion, subject to a borrowing base. As discussed below, the amount available under this credit facility has been reduced. Orion borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is equal to the prime rate plus 3%. Upon an event of default, HBCC can accelerate the loans or call the guaranties described below. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services (collectively, "DVI") from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

                  Pursuant to the Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to the Guaranty Agreement (the "Brantley Capital Guaranty"; and together with the Brantley IV Guaranty, collectively, the "Guaranties"), dated as of December 15, 2004, provided by Brantley Capital Corporation ("Brantley Capital") to HBCC, Brantley Capital agreed to provide a deficiency guaranty in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital.

POST-RESTRUCTURING LOAN TRANSACTIONS

                  On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due April 19, 2006 (the "First Note Maturity Date"); (iv) the interest accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock issuable upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock.

                  On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due April 19, 2006 (the "Second Note Maturity Date"); (iv) the interest accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock issuable upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock.

                  Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the "First Amendment"), dated March 22, 2005, with certain of the Company's affiliates and subsidiaries, and HBCC, whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement (the "Amended Brantley IV Guaranty"), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement (the "Amended Brantley Capital Guaranty"), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

POST-RESTRUCTURING TRANSACTIONS INVOLVING SUBSIDIARIES

                  On June 7, 2005, InPhySys, Inc. (f/k/a IntegriMED, Inc.) ("IntegriMED"), a wholly-owned subsidiary of IPS, executed an Asset Purchase Agreement (the "Agreement") with eClinicalWeb, LLC ("eClinicalWeb") to sell substantially all of the assets of IntegriMED. The Agreement was deemed to be effective as of midnight on June 6, 2005. The property sold by IntegriMED to eClinicalWeb (hereinafter collectively referred to as the "Acquired Assets") includes the machinery, equipment, supplies, materials, computers, software, software licenses, and other personal property owned by IntegriMED and used exclusively in the operation of IntegriMED's business, IntegriMED's goodwill and all of the business conducted under the name "IntegriMED" and "InPhySys", sales and customer lists, account lists, records, manuals, and telephone numbers used exclusively in the operation of IntegriMED's business, and all of IntegriMED's rights and interests in all contracts, open customer purchase orders, quotations or similar agreements to the extent entered into by IntegriMED or assigned to IntegriMED. Additionally, eClinicalWeb agreed to assume and to thereafter perform and pay when due all liabilities related to the Acquired Assets but only to the extent such liabilities arise from and after the Closing Date (as defined below). eClinicalWeb also agreed to sublease certain space from IPS that was occupied by employees of IntegriMED as of the Closing Date. As consideration for the purchase of the Acquired Assets, eClinicalWeb issued to IntegriMED the following: (i) a two percent (2%) ownership interest in eClinicalWeb; and (ii) $69,033.90, for the payoff of certain leases and purchase of certain software, via wire transfer at the closing of the transfer and delivery of all documents and instruments necessary to consummate the transactions contemplated by the Agreement (the "Closing Date"), which occurred concurrently with the execution of the Agreement. In addition to the consideration listed above, IntegriMED retained the following assets related to IntegriMED's business: (i) all cash and cash equivalents relating to IntegriMED's business as of the Closing Date; (ii) all accounts receivable relating to IntegriMED's business as of the Closing Date; and (iii) other assets of IntegriMED not used exclusively in IntegriMED's business.

                  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in the ambulatory surgery center and the magnetic resonance imaging ("MRI") facility in Dover, Ohio. On September 30, 2005, Orion executed a Purchase Agreement (the "TASC Agreement") by and among Tuscarawas Ambulatory Surgery Center, L.L.C. ("TASC"), each of the individuals holding a minority equity interest in TASC (the "TASC Selling Investors" and together with Orion, the "TASC Sellers") and Union Hospital ("Union"). The consummation of the transactions contemplated by the TASC Agreement (the "TASC Closing") occurred concurrently with the execution of the TASC Agreement, as amended by the Closing Distribution Agreement, which was deemed to be effective as of 12:01 a.m. on October 1, 2005 (the "TASC Closing Date").

                  Prior to the execution of the TASC Agreement, the TASC Sellers owned units in TASC, which is organized as an Ohio limited liability corporation. Under the TASC Agreement, the TASC Selling Investors agreed to sell
19.5 ownership units (the "TASC Units") to Union and Orion agreed to sell 54 TASC Units, which represents 100% of Orion's equity interests in TASC, to Union, such that upon the TASC Closing Date, Union would own 70% of the TASC Units.

                  As consideration for the purchase of these TASC Units, Union paid a price of $12,666.67 per TASC Unit for a total purchase price of $950,000. The purchase price, less $82,632.47 in closing costs, was paid to the TASC Sellers as follows on the TASC Closing
Date:

      (i) Payment to Orion of $208,823.73 in immediately  available funds;
     (ii) Retention by Orion of the $250,000 escrow closing deposit previously paid by Union;
    (iii) As a portion of the single note payable from Union to Orion due on or before March 30, 2006 in the gross amount of $530,547.37 (the "Note")[which relates to all three transactions described herein], the amount of $196,638.75; and
     (iv) Payment of 100% of the net purchase price to the TASC Selling Investors (collectively, $217,909.11), such amount to be by cashier's or certified check.

                  Additionally, as part of the TASC Agreement, Orion executed a management services agreement (the "TASC MSA) with TASC for a period of two years from the Closing Date. The terms of the TASC MSA are substantially the same as those of the management services agreement under which Orion performed management services prior to the execution of the TASC Agreement.

                  On September 30, 2005 and concurrent with the execution of the TASC Agreement, Union and TASC Anesthesia, L.L.C. ("TASC Anesthesia"), an Ohio limited liability company whose sole member is TASC, executed an Asset Purchase Agreement (the "TASC Anesthesia Agreement") to purchase certain assets of TASC Anesthesia for the purchase price of $77,524.00, payable to the TASC Sellers on a pro rata basis, determined by the TASC Units that were owned by each TASC Seller immediately prior to the execution of the TASC Agreement. The consummation of the transactions contemplated by the TASC Anesthesia Agreement (the "TASC Anesthesia Closing") occurred concurrently with the execution of the TASC Anesthesia Agreement, as amended by the Closing Distribution Agreement, which was deemed to be effective as of 12:01 a.m. on October 1, 2005 (the "TASC Anesthesia Closing Date"). The consideration for the TASC Anesthesia Agreement was paid to the TASC and then distributed to the TASC Sellers as follows as of the TASC Anesthesia Closing Date:

     (i)  Payment to Orion of $27,908.64 in immediately available funds;
     (ii) As a portion of the Note, the amount of $11,960.85; and
    (iii) Payment of 100% of the purchase  price to the TASC Selling  Investors
          (collectively,   $37,986.76),  such  amount  to  be  by  cashier's  or
          certified check.

                  On September 30, 2005, Orion executed a Purchase Agreement (the "TOM Agreement") by and among Tuscarawas Open MRI, L.P. ("TOM"), each of the individuals holding a minority equity interest in TOM (the "TOM Selling Investors" and together with Orion, the "TOM Sellers") and Union. The consummation of the transactions contemplated by the TOM Agreement (the "TOM Closing") occurred concurrently with the execution of the TOM Agreement, as amended by the Closing Distribution Agreement, which was deemed to be effective as of 12:01 a.m. on October 1, 2005 (the "TOM Closing Date").

                  Prior to the execution of the TOM Agreement, the TOM Sellers owned general or limited partnership interests in TOM (together, the "Interests"), which is organized as an Ohio limited partnership. Under the TOM Agreement, the TOM Selling Investors agreed to sell 29% of the Interests (the "TOM Interests") to Union and Orion agreed to sell 41% of the TOM Interests, which represents 100% of Orion's equity interests in TOM, to Union, such that upon the TOM Closing Date, Union will own 70% of the TOM Interests.

                  As consideration for the purchase of these TOM Interests, Union paid a price of $26,640.34 per TOM Interest for a total purchase price of $2,188,237.35. The purchase price, less $82,632.47 in closing costs, was paid to the TOM Sellers as follows as of the TOM Closing Date:

     (i)  Payment to Orion of $486,426.85 in immediately available funds;
     (ii) Retention by Orion of the $250,000 escrow closing deposit previously paid by Union;
    (iii) As a portion of the Note, the amount of $321,947.77; and
     (iv) Payment of 100% of the net purchase price to the TASC Selling Investors (collectively, $1,047,230.43), such amount to be by cashier's or certified check.

                  Additionally, as part of the TOM Agreement, Orion executed a management services agreement (the "TOM MSA") with TOM for a period of two years from the Closing Date. The terms of the TOM MSA are substantially the same as those of the management services agreement under which Orion performed management services prior to the execution of the TOM Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                  The preparation of Orion's financial statements is in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Orion management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. Orion believes the following critical accounting policies affect the most significant areas involving management's judgments and estimates.

                  CONSOLIDATION OF PHYSICIAN PRACTICE MANAGEMENT COMPANIES. In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses the ability of physician practice management ("PPM") companies to consolidate the results of medical groups with which it has an existing contractual relationship. Specifically, EITF 97-2 provides guidance for consolidation where PPM companies can establish a controlling financial interest in a physician practice through contractual management arrangements. A controlling financial interest exists if, for a requisite period of time, the PPM has "control" over the physician practice and has a "financial interest" that meets six specific requirements. The six requirements for a controlling financial interest include:

     (a) the contractual arrangement between the PPM and physician practice (1) has a term that is either the entire remaining legal life of the physician practice or a period of 10 years or more, and (2) is not terminable by the physician practice except in the case of gross negligence, fraud, or other illegal acts by the PPM or bankruptcy of the PPM;

     (b)  the PPM has exclusive authority over all decision making related to
          (1) ongoing, major, or central operations of the physician practice, except the dispensing of medical services, and (2) total practice compensation of the licensed medical professionals as well as the ability to establish and implement guidelines for the selection, hiring, and firing of them; and

     (c) the PPM must have a significant financial interest in the physician practice that (1) is unilaterally salable or transferable by the PPM and (2) provides the PPM with the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the physician practice, in an amount that fluctuates based upon the performance of the operations of the physician practice and the change in fair value thereof.

                  IPS is a PPM company. IPS's management services agreements (each a "MSA" and collectively the "MSAs") governing the contractual relationship with its affiliated medical groups are for forty year terms; are not terminable by the physician practice other than for bankruptcy or fraud; provide IPS with decision making authority other than related to the practice of medicine; provide for employment and non-compete agreements with the physicians governing compensation; provide IPS the right to assign, transfer or sell its interest in the physician practice and assign the rights of the MSAs; provide IPS with the right to receive a management fee based on results of operations and the right to the proceeds from a sale of the practice to an outside party or, at the end of the MSA term, to the physician group. Based on this analysis, IPS has determined that its contracts meet the criteria of EITF 97-2 for consolidating the results of operations of the affiliated medical groups and has adopted EITF 97-2 in its statement of operations. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. IPS believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices will be accounted for under the purchase method of accounting.

                  REVENUE RECOGNITION. The Company recognizes revenue from its surgery and diagnostic center business on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each surgery center's collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the three months and nine months ended September 30, 2005.

                  IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and nine months ended September 30, 2005 and 2004.

                  MBS earns revenues based on the collection of MBS's customers' receivables. Revenues are recognized during the period in which collections were received.

                  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company's surgery and diagnostic centers and IPS's affiliated medical groups grant credit without collateral to its patients, most of which are insured under third-party payer arrangements. The provision for bad debts that relates to patient service revenues is based on an evaluation of potentially uncollectible accounts. The provision for bad debts includes a reserve for 100% of the accounts receivable older than 180 days. Establishing an allowance for bad debt is subjective in nature. IPS uses historical collection percentages to determine the estimated allowance for bad debts, and adjusts the percentage on a quarterly basis.

                  MBS records uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, MBS has experienced minimal credit losses and has not written-off any material accounts during 2005 or 2004.

                  INVESTMENT IN LIMITED PARTNERSHIPS. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the partnership and reduced to reflect the share of the losses of the partnership or distributions from the partnership.

                  These partnership interests were accounted for as investment in limited partnerships due to the interpretation of Statement of Financial Accounting Standards ("SFAS") 94/Accounting Research Bulletin ("ARB") 51 and the interpretations of such by Issue 96-16 and Statement of Position ("SOP") 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships.

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

OVERVIEW

SURGERY AND DIAGNOSTIC CENTER BUSINESS

                  The Company was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. Immediately prior to July 1999, the Company was an inactive company. On July 11, 1999, the Company changed its name to SurgiCare, Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers ("ASCs"). On July 21, 1999, the Company acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. ("Bellaire SurgiCare"), in exchange for the issuance of 9.86 million shares of common stock (now 986,000 shares of Class A Common Stock after giving effect to the Reverse Stock Split and Reclassification), and 1.35 million shares of Series A redeemable preferred stock, par value $.001 per share, to the holders of Bellaire SurgiCare's common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. On December 15, 2004, the Company changed its name to Orion HealthCorp, Inc.

                  As of September 30, 2005, the Company owned a majority interest in one surgery center and a minority interest as general partner in two additional centers. Two of the centers are located in Texas and one is located in Ohio. In limited circumstances, the Company, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company's ASCs perform various types of procedures including: orthopedic surgery; colonoscopy; ophthalmic laser surgery; pain injections; and various pediatric surgeries. The most common procedures performed in the Company's ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. The Company sold its 41% interest in an open MRI center in Ohio and its 51% interest in its Tuscarawas ASC in Ohio, in each case effective as of 12:01 a.m. on October 1, 2005. (See "Part I, Item
2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries.") In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable.

                  The following table sets forth information related to Orion's surgical and diagnostic centers in operation as of September 30, 2005:

                               ACQUISITION ORION

NAME                                       LOCATION         DATE      OWNERSHIP
SurgiCare Memorial Village                 Houston, Texas   Oct. 2000     49%
San Jacinto Surgery Center                 Baytown, Texas   Oct. 2000     10%
Tuscarawas Ambulatory Surgery Center       Dover, Ohio      June 2002     51%*
Tuscarawas Open MRI                        Dover, Ohio      July 2004     41% *

* The Company sold its interest in these ASCs effective October 1, 2005.

INTEGRATED PHYSICIAN SOLUTIONS

                  IPS, a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. The Pediatric Physician Alliance ("PPA") division of IPS manages pediatric medical clinics.

                  IPS, through its wholly-owned IntegriMED subsidiary, also provided technology solutions for physicians, including a comprehensive suite of integrated business and clinical software applications. On June 7, 2005, IntegriMED executed an Asset Purchase Agreement with eClinicalWeb, LLC to sell substantially all of the assets of IntegriMED. The Agreement was deemed to be effective as of midnight on June 6, 2005. (See "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries.")

                  PPA is an experienced and innovative provider of healthcare management services dedicated to the practice of pediatrics. As of September 30, 2005, PPA managed 10 practice sites, representing six medical groups in Illinois, Ohio and New Jersey. PPA provides business management and administrative services to the affiliated medical groups. These services include human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services. The affiliated physicians, who are all employed by separate corporations, provide all clinical and patient care related services. There is a standard forty-year contract between PPA and the various affiliated medical groups whereby the physicians are compensated after all practice expenses and a management fee is paid to PPA.

                  On October 31, 2005, IPS executed a Mutual Release and Settlement Agreement (the "Sutter Settlement") with John Ivan Sutter, M.D., PA ("Dr. Sutter") to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS as shown on the balance sheet on October 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter has been released from any further obligation to IPS arising from any previous agreement.

                  IPS owns all of the assets used in the operation of the medical groups. Additionally, the physicians were equity owners in IPS, and, as a result of the IPS Merger, are now equity owners in Orion. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice, for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians as a salary and treated as an expense on IPS's accounting records.

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

     o MEDICAL PRACTICE MANAGEMENT SERVICES. MBS provides a wide range of management services to medical practices, including accounting and bookkeeping services, evaluation of staffing needs, and billing and reimbursement analysis. These management services help create a more efficient medical practice and provide assistance with the business aspects associated with operating a medical practice.

     o BILLING AND COLLECTION SERVICES. MBS provides billing and collection services to its clients. These include coding, reimbursement services, charge entry, claim submission, collection activities, and financial reporting services.

     o MANAGED CARE CONSULTING SERVICES. MBS provides consulting services aimed at assisting clients with navigating and interacting with managed care organizations.

                  MBS provides services to approximately 58 customers throughout Texas. These customers include anesthesiologists, pathologists, radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ASCs.

RESULTS OF OPERATIONS

                  As part of the Acquisitions and restructuring transactions, which closed on December 15, 2004, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS's historical results have become those of the combined company. Orion's results include the results of IPS for the three months and nine months ended September 30, 2004 and the results of IPS, the Company's surgery and diagnostic center business and MBS (which includes DCPS) for the three months and nine months ended September 30, 2005. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS.

                  The following table sets forth selected unaudited consolidated condensed statements of operations data expressed as a percentage of Orion's net operating revenues for the three months and nine months ended September 30, 2005 and 2004. Orion's historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

                                                                        Three Months Ended              Nine Months Ended
                                                                    ---------------------------   ------------------------------
                                                                    September 30,  September 30,  September 30,    September 30,
                                                                       2005            2004           2005             2004
                                                                    -----------     -----------    -----------      ----------
                                                                    (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)

Net operating revenues                                                 100.0%          100.0%          100.0%          100.0%
Direct cost of revenues                                                 42.1%           64.1%           42.7%           62.7%
                                                                       -----           -----           -----           -----
Gross margin                                                            57.9%           35.9%           57.3%           37.3%

Total operating expenses                                               127.4%           42.3%          118.3%           46.0%
                                                                       -----           -----           -----           -----
Loss from continuing operations before other income (expenses)         (69.5%)          (6.4%)         (61.0%)          (8.7%)

             Total other income (expenses), net                         (1.3%)          (6.3%)          (1.1%)          (6.1%)

   Minority interest earnings in partnership                            (0.4%)           0.0%           (0.4%)           0.0%
                                                                       -----           -----           -----           -----
Loss from continuing operations                                        (71.2%)         (12.7%)         (62.5%)         (14.8%)

Discontinued operations

   Loss from operations of discontinued
     components, including gain (loss) on disposal                     (11.5%)          (7.2%)          (8.1%)          (5.9%)
                                                                       -----           -----           -----           -----
Net loss                                                               (82.7%)         (19.9%)         (70.6%)         (20.7%)
           Preferred stock dividends                                     0.0%           (3.7%)           0.0%           (3.9%)
                                                                       -----           -----           -----           -----
Net loss attributable to common stockholders                           (82.7%)         (23.6%)         (70.6%)         (24.6%)
                                                                       =====           =====           =====           =====

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

                  The following table sets forth, for the periods indicated, the unaudited consolidated condensed statements of operations of Orion.



                                                                             For the Three Months
                                                                             Ended September 30,
                                                                          2005                  2004
                                                                       -----------         -------------
                                                                       (Unaudited)           (Unaudited)
Net operating revenues                                                 $ 7,357,205          $ 4,509,863
Direct cost of revenues                                                  3,096,524            2,889,511
                                                                       -----------          -----------
Gross margin                                                             4,260,681            1,620,352
                                                                       -----------          -----------
Operating expenses:
           Salaries and benefits                                         3,117,118              750,663
           Facility rent and related costs                                 423,876              272,039
           Depreciation and amortization                                   608,544              130,417
           Professional and consulting fees                                566,923              111,979
           Insurance                                                       238,315              134,904
           Provision for doubtful accounts                                 278,184              271,176
           Other expenses                                                  677,644              236,810
           Charge for impairment of intangible assets                    3,461,351                 --
                                                                       -----------          -----------
   Total operating expenses                                              9,371,955            1,907,988
                                                                       -----------          -----------
Loss from continuing operations before other income (expenses)          (5,111,274)            (287,636)
                                                                       -----------          -----------
Other income (expenses):
         Interest expense                                                  (97,178)            (279,173)
         Equity in earnings of limited partnerships                          7,178                 --
         Other expense, net                                                 (5,120)              (5,272)
                                                                       -----------          -----------
   Total other income (expenses), net                                      (95,120)            (284,445)
                                                                       -----------          -----------
Minority interest earnings in partnership                                  (32,001)                --
                                                                       -----------          -----------
Loss from continuing operations                                         (5,238,395)            (572,081)

Discontinued operations
   Loss from operations of discontinued components                        (843,892)            (324,345)
                                                                       -----------          -----------
Net loss                                                                (6,082,287)            (896,426)

   Preferred stock dividends                                                  --               (165,300)
                                                                       -----------          -----------
 Net loss attributable to common stockholders                          $(6,082,287)         $(1,061,726)
                                                                       ===========          ===========

                  NET OPERATING REVENUES. Net operating revenues, which include net patient service revenue related to the operations of IPS's affiliated medical groups, other revenue, surgery and diagnostic center revenue and billing services revenue, increased $2,847,342, or 63.1%, to $7,357,205 for the three months ended September 30, 2005, as compared with $4,509,863 for the same period in 2004. The Company's surgery and diagnostic center business and MBS reported net operating revenues of $101,349 and $2,491,109, respectively, for the three months ended September 30, 2005, and accounted for 91.0% of the increase in the third quarter of 2005.

                  IPS net patient service revenue for the three months ended September 30, 2005 increased $254,884, or 5.7%, from the same period in 2004. The increase in net patient service revenue for the quarter was primarily the result of increased patient volume during the quarter, with procedures and office visits at the clinic-based facilities increasing 4,321 and 967, respectively, from third quarter 2004 levels of 100,884 and 37,574, respectively.

                  Other revenue totaled $6,946 in the third quarter of 2004, increasing $37,680 to $44,626 for the three months ended September 30, 2005. In the third quarter of 2005, revenue from the IPS Vaccine Alliance, a group purchasing alliance for vaccines and medical supplies, decreased $3,650 from 2004 to $3,296. Revenue related to a small number of former IntegriMED customers not fully transitioned to eClinicalWeb totaled $41,330 for the three months ended September 30, 2005. This revenue is not expected to be recurring revenue.

                  DIRECT COST OF REVENUES. Direct cost of revenues, which includes physician compensation, surgical and diagnostic costs and medical group direct clinical expenses and totaled $2,889,511 in the third quarter of 2004, increased $207,013, or 7.2%, to $3,096,524 for the three months ended September 30, 2005.

                  Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group are compensated after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the financial statements, is either a fixed fee, or is calculated based on a percentage of net operating income and represented approximately 15.2% of physician medical group net operating income for the three months ended September 30, 2005 and 2004, respectively. Physician compensation increased $5,889, or 0.3%, for the quarter ended September 30, 2005 to $2,003,996, as compared with $1,998,107 for the quarter ended September 30, 2004. Physician compensation expense represented 42.1% of total net operating revenues in the third quarter of 2005, compared with 44.3% for the same period in 2004. The increase in compensation in the third quarter of 2005 was directly related to an increase in net patient service revenue, which was primarily the result of increased patient volume.

                  Direct clinical expenses are expenses that are directly related to the practice of medicine by the physicians who practice at the affiliated medical groups managed by IPS. For the quarter ended September 30, 2005, direct clinical expenses increased $200,815, or 22.5% to $1,092,219, largely as a result of increased vaccine expenses due to increased patient volume at the affiliated medical groups.

                  OPERATING EXPENSES.

                  SALARIES AND BENEFITS. Consolidated salaries and benefits increased $2,366,455 in the third quarter of 2005 to $3,117,118, compared to $750,663 for the same period in 2004. The Company's surgery and diagnostic center business and MBS recorded salaries and benefits expenses totaling $735,838 and $1,537,438, respectively, in the third quarter of 2005, and accounted for 96.1% of the increase over 2004. Salaries and benefits for the surgery and diagnostic center business included an accrual of $484,520 for separation benefits for Orion's president, Keith LeBlanc, who resigned from the Company on November 8, 2005. (See "Part II, Item 5. Other Information.")

                  Salaries and benefits, excluding the surgery and diagnostic center business and MBS, represent the employee-related costs of all non-clinical practice personnel and the IPS and Orion corporate staff in Roswell, Georgia. These expenses increased $109,920, or 17.4%, from $750,663 for the quarter ended September 30, 2004 to $843,841 for the same period in 2005. Of the total increase, $69,750 is for retention costs and accrued vacation related to the corporate staff reductions at Orion's Houston, Texas office.

                  FACILITY RENT AND RELATED COSTS. Facility rent and related costs increased 55.8% from $272,039 for the quarter ended September 30, 2004 to $423,876 for the quarter ended September 30, 2005. For the third quarter of 2005, the Company's surgery and diagnostic center business and MBS recorded facility rent and related expenses totaling $25,565 and $127,199, respectively.

                  Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $271,112 for the quarter ended September 30, 2005 compared to $272,039 for the same period in 2004. A $27,792 increase in property repairs and maintenance for IPS's affiliated medical groups was offset by $27,000 in rent payments received as the result of the sublease, which began in June 2005, between eClinicalWeb and IPS for a portion of the corporate office in Roswell, Georgia.

                  DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense totaled $608,544 in the third quarter of 2005, an increase of $478,127 over the quarter ended September 30, 2004. For the three months ended September 30, 2005, depreciation expense related to the fixed assets of the Company's surgery and diagnostic center business and MBS totaled $11,843 and $19,657, respectively. Depreciation expense related to the fixed assets of IPS totaled $28,024 for the quarter ended September 30, 2005. Amortization expense related to the MSAs totaled $88,392 and $97,668 for the quarters ended September 30, 2005 and 2004, respectively.

                  As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. The amortization expense related to the intangible assets recorded as a result of the reverse acquisition totaled $195,105 for the quarter ended September 30, 2005.

                  As part of the DCPS/MBS Transaction, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Transaction totaled $265,523 for the quarter ended September 30, 2005.

                  PROFESSIONAL AND CONSULTING FEES. For the quarter ended September 30, 2005, professional and consulting fees totaled $566,923, an increase of $454,944, or 406.3%, over the same period in 2004. For the third quarter of 2005, the Company's surgery and diagnostic center business and MBS recorded professional and consulting fees totaling $139,669 and $79,257, respectively, and accounted for 48.1% of the increase over 2004. A $90,000 charge to legal fees was recorded in the third quarter of 2005 related to a litigation settlement.

                  IPS's professional and consulting fees, which also include the costs of Orion corporate accounting, financial reporting and compliance, increased from $111,979 for the three months ended September 30, 2004 to $347,997 for the three months ended September 30, 2005. The increase is primarily the result of (i) $161,092 in additional accounting, audit and legal fees as a result of the expanded reporting requirements resulting from the IPS Merger and the DCPS/MBS Transaction; (ii) $31,804 in professional fees for investor relations and corporate communications; (iii) $13,682 in consulting fees incurred in the third quarter of 2005 related to accounting software upgrades in the corporate office; and (iv) $17,928 in costs associated with the small number of former IntegriMED customers not fully transitioned to eClinicalWeb for the three months ended September 30, 2005.

                  INSURANCE. Consolidated insurance expense, including professional liability insurance for affiliated physicians, property and casualty insurance, and directors and officers liability insurance, increased from $134,904 for the quarter ended September 30, 2004 to $238,315 for the quarter ended September 30, 2005. Insurance expenses of the Company's surgery and diagnostic center business and MBS totaled $14,893 and $4,203, respectively, for the third quarter of 2005, and accounted for 18.5% of the increase over 2004.

                  Directors and officers liability insurance expense for the Company, which is included in IPS's insurance expense, increased $60,321 from the third quarter of 2004 to the third quarter of 2005, and relates solely to the increase in premiums as a result of the acquisition and restructuring transactions that closed in December 2004.

                  PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $7,008, or 2.6%, for the quarter ended September 30, 2005 to $278,184. For the three months ended September 30, 2005, the Company's surgery and diagnostic center business recorded bad debt expense totaling $26,389. IPS's provision for doubtful accounts for the third quarter of 2005 accounted for 5.3% of total net operating revenues compared to 6.0% for the same period in 2004. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 66.5% in the third quarter of 2005, compared to 62.9% for the third quarter of 2004.

                  OTHER EXPENSES. Other expenses, which include other operating expenses such as office and computer supplies, telephone, data communications, printing, postage and transfer agent fees, as well as board of directors' compensation and meeting expenses, totaled $677,644 for the quarter ended September 30, 2005, an increase of $440,834 over the same period in 2004. For the third quarter of 2005, the Company's surgery and diagnostic center business and MBS recorded other expenses totaling $43,109 and $305,504, respectively, which accounted for 79.1% of the increase over 2004. Other expenses, which include certain Orion corporate costs, totaled $329,031 in the third quarter of 2005, an increase of $92,221 over the same period in 2004. Of the total increase, $20,739 and $4,484 relate to Orion board of directors' compensation and meeting expenses and transfer agent fees, respectively, which are new costs for the Company in 2005. Additional printing costs associated with the Company's Securities and Exchange Commission ("SEC") filings totaled $12,711 for the three months ended September 30, 2005. Travel expenses related to the consolidation of corporate functions between Roswell, Georgia and Houston, Texas totaled $14,772 in the third quarter of 2005.

                  CHARGE FOR IMPAIRMENT OF INTANGIBLE ASSETS. In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close SurgiCare Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable.

                  INTEREST EXPENSE. Consolidated interest expense totaled $97,178 for the third quarter of 2005, a decrease of $181,995 from the same
period in 2004.     The decrease from 2004 can be explained generally by
the following events:

     o As part of the Investment Transaction, the Company used $5,908,761 to pay off the debt owed to a subsidiary of Brantley IV.

     o As described in "Item 2. Management's Discussion and Analysis and Plan of Operation - Certain Recent Developments - New Line of Credit and Debt Restructuring," the Company restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

     o Brantley Capital and Brantley Venture Partners III, L.P. ("Brantley III") each held debt of IPS and are party to an Amended and Restated Debt Exchange Agreement dated February 9, 2004, as amended on July 16, 2004 (the "Debt Exchange Agreement"). Pursuant to the Debt Exchange Agreement, Brantley Capital and Brantley III received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amounts owed to Brantley Capital and Brantley III under their loans to IPS in exchange for contribution of such debt to Orion. Pursuant to the Debt Exchange Agreement, Brantley Capital also received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount of certain accrued dividends owed to it by IPS in exchange for the contribution of such indebtedness, provided that the amount of shares received in respect of such dividends was subject to reduction to the extent necessary to achieve the guaranteed allocation of shares of Class A Common Stock to the holders of IPS common stock and Series B Convertible preferred stock pursuant to the IPS Merger Agreement. The aggregate amount of debt exchanged by the parties to the Debt Exchange Agreement was $4,375,229, which included accrued interest as of the Closing, and $593,100 of debt in respect of accrued dividends.

                  EQUITY IN EARNINGS OF LIMITED PARTNERSHIPS. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the partnership and reduced to reflect the share of the losses of the partnership or distributions from the partnership.

                  These partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships. For the three months ended September 30, 2005, the Company recorded income of $7,178 on the minority interest in San Jacinto, based on the Company's 10% ownership of that surgery center.

                  DISCONTINUED OPERATIONS. On September 19, 2003, IPS entered into a Mutual Release and Settlement Agreement (the "Settlement Agreement") with Dr. Jane Kao and PediApex Heart Center for Children (the "Heart Center") to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA between IPS and the Heart Center. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and MSA with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' in the third quarter of 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in the Company's financial statements for the third quarter of 2005.

                  The following table contains selected financial statement data related to the Heart Center as of and for the three months ended September 30, 2004:

                                            Three Months Ended
                                            September 30, 2004
                                            ------------------
              Income statement data:
                  Net operating revenues           $634,689
                  Direct cost of revenues           369,598
                  Operating expenses                209,729
                                                   --------
                  Net income                       $ 55,362
                                                   --------

              Balance sheet data:
                  Current assets                   $210,836
                  Other assets                       92,510
                                                   --------
                         Total assets              $303,346
                                                   --------

                  Current liabilities              $703,877
                  Other liabilities                    --
                                                   --------
                         Total liabilities         $703,877
                                                   --------

                  As part of the Acquisitions and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. As of the Closing, the Company's management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005. There were no operations for this component in the third quarter of 2005.

                  On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the "Settlement") with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation ("CARDC") to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the quarter ended September 30, 2004. There were no operations for this component in the Company's financial statements for the third quarter of 2005.

                  The following table contains selected financial statement data related to CARDC as of and for the three months ended September 30, 2005 and 2004, respectively:

                                              Three Months Ended
                                    September 30, 2005  September 30, 2004
                                    ------------------  ------------------
       Income statement data:
           Net operating revenues           $--          $839,094
           Direct cost of revenues           --           588,741
           Operating expenses                --           211,653
                                            ----         --------
           Net income                       $--          $ 38,700
                                            ----         --------
       Balance sheet data:
           Current assets                   $--          $229,199
           Other assets                      --            11,421
                                            ----         --------
                  Total assets              $--          $240,620
                                            ----         --------
           Current liabilities              $--          $332,997
           Other liabilities                 --              --
                                            ----         --------
                  Total liabilities         $--          $332,997
                                            ----         --------

                  On June 7, 2005, as described in "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries," IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended September 30, 2004. There were no operations for this component in the Company's financial statements for the third quarter of 2005.

                  The following table contains selected financial statement data related to IntegriMED as of and for the three months ended September 30, 2005 and 2004, respectively:

                                                    Three Months Ended
                                         September 30, 2005  September 30, 2004
                                         ------------------  ------------------
              Income statement data:
                  Net operating revenues           $--          $  46,597
                  Direct cost of revenues           --               --
                  Operating expenses                --            468,364
                                                   ----         ---------
                  Net loss                         $--          $(421,767)
                                                   ----         ---------
              Balance sheet data:
                  Current assets                   $--          $ 287,656
                  Other assets                      --             72,566
                                                   ----         ---------
                         Total assets              $--          $ 360,222
                                                   ----         ---------
                  Current liabilities              $--          $ 454,337
                  Other liabilities                 --               --
                                                   ----         ---------
                         Total liabilities         $--          $ 454,337
                                                   ----         ---------

                  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in the Tuscarawas ASC and MRI facility in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of 12:01 a.m. on October 1, 2005, and are described in greater detail in "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries." As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the Tuscarawas ASC and Tuscarawas open MRI facility have been reclassified as assets held for sale and liabilities held for sale on the Company's consolidated balance sheet as of September 30, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended September 30, 2005.

                  The following table contains selected financial statement data related to the Tuscarawas ASC and Open MRI as of and for the three months ended September 30, 2005:

                                                            Three Months Ended
                                                            September 30, 2005
                                                            ------------------
              Income statement data:
                  Net operating revenues                         $   737,355
                  Direct cost of revenues                            383,657
                  Operating expenses                                 443,772
                                                                 -----------
                  Net loss                                       $   (90,074)
                                                                 -----------
              Balance sheet data:
                  Cash overdraft                                 $   (45,074)
                  Accounts receivable, net                           615,293
                  Other current assets                                70,953
                  Property and equipment, net                      1,327,073
                  Other long-term assets                              71,376
                                                                 -----------
                         Total assets held for sale              $ 2,039,621
                                                                 -----------
                  Accounts payable and accrued expenses          $   617,186
                  Capital lease obligation                           374,256
                  Long-term debt                                     454,056
                                                                 -----------
                         Total liabilities held for sale         $ 1,445,498
                                                                 -----------

                  On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS as shown on the balance sheet on October 31, 2005 in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter has been released from any further obligation to IPS arising from any previous agreement. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended September 30, 2005 and 2004, respectively.

                  The following table contains selected financial statement data related to Dr. Sutter as of and for the three months ended September 30, 2005 and 2004, respectively:

                                               Three Months Ended
                                       September 30, 2005  September 30, 2004
                                       ------------------  ------------------
         Income statement data:
             Net operating revenues           $106,151         $108,861
             Direct cost of revenues            54,372           55,595
             Operating expenses                 49,068           49,906
                                              --------         --------
             Net income                       $  2,711         $  3,360
                                              --------         --------
         Balance sheet data:
             Current assets                   $102,924         $ 96,271
             Other assets                       14,066           14,736
                                              --------         --------
                    Total assets              $116,990         $111,007
                                              --------         --------
             Current liabilities              $ 21,778         $ 10,277
             Other liabilities                    --               --
                                              --------         --------
                    Total liabilities         $ 21,778         $ 10,277
                                              --------         --------

             In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close SurgiCare Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended September 30, 2005.

                  The following table contains selected financial statement data related to SurgiCare Memorial Village as of and for the three months ended September 30, 2005:

                                             Three Months Ended
                                             September 30, 2005
                                             ------------------
              Income statement data:
                  Net operating revenues           $    61,046
                  Direct cost of revenues              432,739
                  Operating expenses                   384,836
                                                   -----------
                  Net loss                         $  (756,529)
                                                   -----------
              Balance sheet data:
                  Current assets                   $   714,255
                  Other assets                         552,107
                                                   -----------
                         Total assets              $ 1,266,362
                                                   -----------
                  Current liabilities              $   940,149
                  Other liabilities                     52,546
                                                   -----------
                         Total liabilities         $   992,695
                                                   -----------

                  The following table summarizes the components of loss from operations of discontinued components:


                                                                     Three Months Ended September 30,
                                                                          2005               2004
                                                                     ------------       --------------
Loss From Operations of Discontinued Components:
Heart Center
    Net income                                                        $    --            $  55,362
CARDC
    Net income                                                             --               38,700
IntegriMED
    Net loss                                                               --             (421,767)
Tuscarawas ASC and Open MRI
    Net loss                                                            (90,074)              --
Dr. Sutter
    Net income                                                            2,711              3,360
SurgiCare Memorial Village
    Net loss                                                           (756,529)              --
                                                                      ---------          ---------
        Total loss from operations of discontinued components         $(843,892)         $(324,345)
                                                                      =========          =========

                  PREFERRED STOCK DIVIDENDS. Prior to the IPS Merger, holders of IPS's Series A-2 preferred stock were entitled to receive when, as and if declared by the board of directors, cumulative dividends payable at the annual rate of $0.40 for each share. Dividends accrued, even if not declared, and were to be declared and paid in cash in equal installments on the first day of January, April, July and October immediately following the issue date, or continued to be accrued until such time as the preferred stockholders demanded payment. Preferred stock dividends in the amount of $165,300 were accrued for the quarter ended September 30, 2004. No cash payments of dividends were made in the third quarter of 2004. The Series A-2 redeemable convertible preferred stock, along with the other three series of redeemable convertible preferred stock held by IPS stockholders prior to the IPS Merger, including any accrued and unpaid dividends therein, were exchanged for shares of Orion's Class A Common Stock as a part of the IPS Merger.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

                  The following table sets forth, for the periods indicated, the unaudited consolidated condensed statements of operations of Orion.


                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                          2005                   2004
                                                                       ------------          -------------
                                                                       (Unaudited)            (Unaudited)
Net operating revenues                                                 $ 22,856,724          $ 12,585,075
Direct cost of revenues                                                   9,748,498             7,887,231
                                                                       ------------          ------------
Gross margin                                                             13,108,226             4,697,844
                                                                       ------------          ------------
Operating expenses:
                  Salaries and benefits                                   8,388,405             2,254,183
                  Facility rent and related costs                         1,281,975               827,377
                  Depreciation and amortization                           2,335,745               391,900
                  Professional and consulting fees                        1,498,563               398,549
                  Insurance                                                 679,588               399,422
                  Provision for doubtful accounts                           915,019               770,159
                  Other expenses                                          2,114,091               747,846
                  Charge for impairment of intangible assets              9,824,200
                                                                       ------------          ------------
          Total operating expenses                                       27,037,586             5,789,436
                                                                       ------------          ------------
Loss from continuing operations before other income (expenses)          (13,929,360)           (1,091,592)
                                                                       ------------          ------------
Other income (expenses):
                  Interest expense                                         (247,569)             (747,633)
                  Equity in earnings of limited partnerships                 26,214                  --
                  Other expense, net                                        (24,098)              (17,068)
                                                                       ------------          ------------
          Total other income (expenses), net                               (245,453)             (764,701)
                                                                       ------------          ------------
Minority interest earnings in partnership                                   (95,462)                 --
                                                                       ------------          ------------
Loss from continuing operations                                         (14,270,275)           (1,856,293)

Discontinued operations
          Loss from operations of discontinued components,
           including net gain on disposal of $58,142 for
           the nine months ended September 30, 2005                      (1,840,430)            (746,980)
                                                                       ------------          ------------
Net loss                                                                (16,110,705)           (2,603,273)

          Preferred stock dividends                                            --                (495,900)
                                                                       ------------          ------------
Net loss attributable to common stockholders                           $(16,110,705)         $ (3,099,173)
                                                                       ============          ============


                  NET OPERATING REVENUES. Net operating revenues, which include net patient service revenue related to the operations of IPS's affiliated medical groups, other revenue, surgery and diagnostic center revenue and billing services revenue, increased $10,271,649, or 81.6%, to $22,856,724 for the nine months ended September 30, 2005, as compared with $12,585,075 for the same period in 2004. The Company's surgery and diagnostic center business and MBS reported net operating revenues of $319,755 and $7,684,641, respectively, for the nine months ended September 30, 2005, and accounted for 77.9% of the increase in the first nine months of 2005.

                  IPS's net patient service revenue for the nine months ended September 30, 2005 increased $2,267,253, or 18.0%, from the same period in 2004. The increase in net patient service revenue for the first nine months of the year was primarily the result of increased patient volume during the nine months ended September 30, 2005, with procedures and office visits at the clinic-based facilities increasing 24,003 and 9,328, respectively, from 2004 levels of 292,857 and 120,293, respectively.

                  Other revenue totaled $26,179 in the first nine months of 2004, increasing $60,036 to $86,215 for the nine months ended September 30, 2005. In the first nine months of 2005, revenue from the IPS Vaccine Alliance, a group purchasing alliance for vaccines and medical supplies, increased $8,316 over 2004 to $34,495. Revenue related to a small number of former IntegriMED customers not fully transitioned to eClinicalWeb totaled $51,720 for the nine months ended September 30, 2005. This revenue is not expected to be recurring revenue.

                  DIRECT COST OF REVENUES. Direct cost of revenues, which includes physician compensation, surgical and diagnostic costs and medical group direct clinical expenses and totaled $7,887,231 in the first nine months of 2004, increased $1,861,267, or 23.6%, to $9,748,498 for the nine months ended September 30, 2005.

                  Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group are compensated after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the financial statements, is either a fixed fee, or is calculated based on a percentage of net operating income and represented approximately 14.4% of physician medical group net operating income in the first nine months of 2005 compared to 15.0% in the same period in 2004. Physician compensation increased $1,441,209, or 27.9%, for the nine months ended September 30, 2005 to $6,607,754, as compared with $5,166,545 for the nine months ended September 30, 2004. Physician compensation expense represented 44.5% of total net operating revenues in the first nine months of 2005, compared with 41.1% for the same period in 2004. The increase in compensation in the first nine months of 2005 was directly related to an increase in net patient service revenue, which was primarily the result of increased patient volume.

                  Direct clinical expenses are expenses that are directly related to the practice of medicine by the physicians who practice at the affiliated medical groups managed by IPS. For the nine months ended September 30, 2005, direct clinical expenses increased $418,229, or 15.4% to $3,138,915, largely as a result of increased vaccine expenses due to increased patient volume at the affiliated medical groups.

                  OPERATING EXPENSES.

                  SALARIES AND BENEFITS. Consolidated salaries and benefits increased $6,134,222 in the first nine months of 2005 to $8,388,405, compared to $2,254,183 for the same period in 2004. The Company's surgery and diagnostic center business and MBS recorded salaries and benefits expenses totaling $1,300,864 and $4,638,394, respectively, in the first nine months of 2005, and accounted for 96.8% of the increase over 2004. Salaries and benefits for the surgery and diagnostic center business included an accrual of $484,520 for separation benefits for Orion's president, Keith LeBlanc, who resigned from the Company on November 8, 2005. (See "Part II, Item 5. Other Information.")

                  Salaries and benefits, excluding the surgery and diagnostic center business and MBS, represent the employee-related costs of all non-clinical practice personnel and the IPS and Orion corporate staff in Roswell, Georgia. These expenses increased $194,964, or 8.6%, from $2,254,183 for the nine months ended September 30, 2004 to $2,449,147 for the same period in 2005. Of the total increase, $143,250 is for severance and retention costs and accrued vacation related to the corporate staff reductions in Houston.

                  FACILITY RENT AND RELATED COSTS. Facility rent and related costs increased 54.9% from $827,377 for the nine months ended September 30, 2004 to $1,281,975 for the nine months ended September 30, 2005. For the first nine months of 2005, the Company's surgery and diagnostic center business and MBS recorded facility rent and related expenses totaling $101,482 and $369,976, respectively, which accounted for 103.7% of the increase over 2004.

                  Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $810,518 for the nine months ended September 30, 2005, a decrease of $16,859 from the same period in 2004. IPS received $34,883 in rent payments as the result of the sublease, which began in June 2005, between eClinicalWeb and IPS for a portion of the corporate office in Roswell, Georgia.

                  DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense totaled $2,335,745 in the first nine months of 2005, an increase of $1,943,845 over the nine months ended September 30, 2004. For the nine months ended September 30, 2005, depreciation expense related to the fixed assets of the Company's surgery and diagnostic center business and MBS totaled $34,611 and $61,492, respectively. Depreciation expense related to the fixed assets of IPS totaled $86,840 for the year-to-date period ended September 30, 2005. Amortization expense related to the MSAs totaled $297,733 and $293,004 for the nine-month periods ended September 30, 2005 and 2004, respectively.

                  As part of the IPS Merger the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. The amortization expense related to the intangible assets recorded as a result of the reverse acquisition totaled $1,058,499 for the nine months ended September 30, 2005.

                  As part of the DCPS/MBS Transaction, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Transaction totaled $796,570 for the nine months ended September 30, 2005.

                  PROFESSIONAL AND CONSULTING FEES. For the nine months ended September 30, 2005, professional and consulting fees totaled $1,498,563, an increase of $1,100,014, or 276.0%, over the same period in 2004. For the first nine months of 2005, the Company's surgery and diagnostic center business and MBS recorded professional and consulting fees totaling $275,372 and $221,518, respectively, and accounted for 45.2% of the increase over 2004. A $90,000 charge to legal fees was recorded in the third quarter of 2005 related to a litigation settlement.

                  IPS's professional and consulting fees, which also include the costs of Orion corporate accounting, financial reporting and compliance, increased from $398,549 for the nine months ended September 30, 2004 to $1,001,672 for the nine months ended September 30, 2005. The increase is primarily the result of (i) $431,317 in additional accounting, audit and legal fees as a result of the expanded reporting requirements resulting from the IPS Merger and the DCPS/MBS Transaction; (ii) $73,768 in professional fees for investor relations and corporate communications; (iii) $15,682 in consulting fees incurred in the first nine months of 2005 related to accounting software upgrades in the corporate office; and (iv) $24,551 in costs associated with the small number of former IntegriMED customers not fully transitioned to eClinicalWeb for the nine months ended September 30, 2005.

                  INSURANCE. Consolidated insurance expense, including professional liability insurance for affiliated physicians, property and casualty insurance, and directors and officers liability insurance, increased from $399,422 for the nine-month period ended September 30, 2004 to $679,588 for the nine months ended September 30, 2005. Insurance expenses of the Company's surgery and diagnostic center business and MBS totaled $54,002 and $9,205, respectively, for the first nine months of 2005, and accounted for 22.6% of the increase over 2004.

                  Directors and officers liability insurance expense for the Company, which is included in IPS's insurance expense, increased $180,963 from the first nine months of 2004 to the nine months ended September 30, 2005, and relates solely to the increase in premiums as a result of the acquisition and restructuring transactions that closed in December 2004.

                  PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $144,860, or 18.8%, for the nine months ended September 30, 2005 to $915,019. For the first nine months of 2005, the Company's surgery and diagnostic center business recorded bad debt expense totaling $26,389. IPS's provision for doubtful accounts for the first nine months of 2005 accounted for 6.0% of total net operating revenues compared to 6.1% for the same period in 2004. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 69.5% in the first nine months of 2005, compared to 66.7% for the nine months ended September 30, 2004.

                  OTHER EXPENSES. Other expenses, which include other operating expenses such as office and computer supplies, telephone, data communications, printing, postage and transfer agent fees, as well as board of directors' compensation and meeting expenses, totaled $2,114,091 for the nine months ended September 30, 2005, an increase of $1,366,245 over the same period in 2004. For the first nine months of 2005, the Company's surgery and diagnostic center business and MBS recorded other expenses totaling $240,634 and $967,020, respectively, which accounted for 88.4% of the increase over 2004. Other expenses, which also includes certain Orion corporate costs, totaled $906,437 in the first nine months of 2005, an increase of $158,591 over the same period in 2004. Orion's board of directors' compensation and meeting expenses and transfer agent fees, which are new costs for the company in 2005, totaled $93,920 and $20,876, respectively, for the nine months ended September 30, 2005. Additional printing costs associated with the Company's SEC filings totaled $54,212 for the nine-month period ended September 30, 2005, while bank charges decreased by $42,568 in the first nine months of 2005 when compared with the same period in 2004, as a result of the reduction in overdraft expenses associated with the Company's revolving line of credit.

                  CHARGE FOR IMPAIRMENT OF INTANGIBLE ASSETS. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method as of June 30, 2005. Based on the pending sales transaction involving the Tuscarawas ASC and Tuscarawas open MRI facility, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close SurgiCare Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable.

                  INTEREST EXPENSE. Consolidated interest expense totaled $247,569 for the first nine months of 2005, a decrease of $500,064 from the same period in 2004. The decrease from 2004 can be explained generally by the following events:

     o As part of the Investment Transaction, the Company used $5,908,761 to pay off the debt owed to a subsidiary of Brantley IV.

     o As described in "Item 2. Management's Discussion and Analysis and Plan of Operation - Certain Recent Developments - New Line of Credit and Debt Restructuring," the Company restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

     o Brantley Capital and Brantley III each held debt of IPS and are party to the Debt Exchange Agreement. Pursuant to the Debt Exchange Agreement, Brantley Capital and Brantley III received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amounts owed to Brantley Capital and Brantley III under their loans to IPS in exchange for contribution of such debt to Orion. Pursuant to the Debt Exchange Agreement, Brantley Capital also received Class A Common Stock with a fair market value (based on the daily average of the high and low price per share of SurgiCare common stock over the five trading days immediately prior to the Closing) equal to the amount of certain accrued dividends owed to it by IPS in exchange for the contribution of such indebtedness, provided that the amount of shares received in respect of such dividends was subject to reduction to the extent necessary to achieve the guaranteed allocation of shares of Class A Common Stock to the holders of IPS common stock and Series B Convertible preferred stock pursuant to the IPS Merger Agreement. The aggregate amount of debt exchanged by the parties to the Debt Exchange Agreement was $4,375,229, which included accrued interest as of the Closing, and $593,100 of debt in respect of accrued dividends.

                  EQUITY IN EARNINGS OF LIMITED PARTNERSHIPS. The investments in limited partnerships are accounted for by the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the partnership and reduced to reflect the share of the losses of the partnership or distributions from the partnership.

                  These partnership interests were accounted for as investment in limited partnerships due to the interpretation of FAS 94/ARB 51 and the interpretations of such by Issue 96-16 and SOP 78-9. Under those interpretations, the Company could not consolidate its interest in those facilities in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, capital expenditure and debt approval by limited partners and the general form versus substance analysis. Therefore, the Company recorded them as investments in limited partnerships. For the nine months ended September 30, 2005, the Company recorded income of $26,214 on the minority interest in San Jacinto, based on the Company's 10% ownership of that surgery center.

                  DISCONTINUED OPERATIONS. On September 19, 2003, IPS entered into the Settlement Agreement with Dr. Jane Kao and the Heart Center to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA between IPS and the Heart Center. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with EITF 97-2. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the nine months ended September 30, 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in Company's financial statements in 2005.

                  The following table contains selected financial statement data related to the Heart Center as of and for the nine months ended September 30, 2004:

                                Nine Months Ended
                               September 30, 2004
                               -------------------
Income statement data:
    Net operating revenues             $1,860,396
    Direct cost of revenues               873,249
    Operating expenses                    866,984
                               -------------------
    Net income                           $120,163
                               -------------------

Balance sheet data:
    Current assets                       $210,836
    Other assets                           92,510
                               -------------------
         Total assets                    $303,346
                               -------------------

    Current liabilities                  $703,877
    Other liabilities                          --
                               -------------------
         Total liabilities               $703,877
                               -------------------


                  As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the IPS Merger and the DCPS/MBS Transaction. As of the Closing, the Company's management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005. There were no operations for this component in the second and third quarter of 2005.

                  The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the nine months ended September 30, 2005:

                                Nine Months Ended
                                September 30, 2005
                               --------------------
Income statement data:
    Net operating revenues                $161,679
    Direct cost of revenues                221,469
    Operating expenses                     128,627
                               --------------------
    Net loss                             $(188,417)
                               --------------------

Balance sheet data:
    Current assets                             $--
    Other assets                                --
                               --------------------
         Total assets                          $--
                               --------------------

    Current liabilities                        $--
    Other liabilities                           --
                               --------------------
         Total liabilities                     $--
                               --------------------


                  On April 1, 2005, IPS entered into the Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the nine months ended September 30, 2005 and 2004, respectively. There were no operations for this component in the Company's financial statements for the second and third quarter of 2005.

                  The following table contains selected financial statement data related to CARDC as of and for the nine months ended September 30, 2005 and 2004, respectively:

                                        Nine Months Ended
                                 September 30,    September 30,
                                       2005             2004
                                ----------------------------------
Income statement data:
    Net operating revenues              $848,373       $2,518,510
    Direct cost of revenues              523,255        1,728,828
    Operating expenses                   286,418          674,482
                                ----------------------------------
    Net income                           $38,700         $115,200
                                ----------------------------------

Balance sheet data:
    Current assets                           $--         $229,199
    Other assets                              --           11,421
                                ----------------------------------
         Total assets                        $--         $240,620
                                ----------------------------------

    Current liabilities                      $--         $332,997
    Other liabilities                         --               --
                                ----------------------------------
         Total liabilities                   $--         $332,997
                                ----------------------------------


                  On June 7, 2005, as described in "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries," IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the nine months ended September 30, 2005 and 2004, respectively. There were no operations for this component in the Company's financial statements for the third quarter of 2005.

                  The following table contains selected financial statement data related to IntegriMED as of and for the nine months ended September 30, 2005 and 2004, respectively:

                                        Nine Months Ended
                                 September 30,    September 30,
                                       2005             2004
                                ----------------------------------
Income statement data:
    Net operating revenues              $191,771         $156,461
    Direct cost of revenues                   --               --
    Operating expenses                   899,667        1,149,130
                                ----------------------------------
    Net loss                           $(707,896)       $(992,669)
                                ----------------------------------

Balance sheet data:
    Current assets                           $--         $287,656
    Other assets                              --           72,566
                                ----------------------------------
         Total assets                        $--         $360,222
                                ----------------------------------

    Current liabilities                      $--         $454,337
    Other liabilities                         --               --
                                ----------------------------------
         Total liabilities                   $--         $454,337
                                ----------------------------------

                  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in the Tuscarawas ASC and MRI facility in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of 12:01 a.m. on October 1, 2005, and are described in greater detail in "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries." As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the Tuscarawas ASC and Tuscarawas open MRI facility have been reclassified as assets held for sale and liabilities held for sale on the Company's consolidated balance sheet as of September 30, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the nine months ended September 30, 2005.

                  The following table contains selected financial statement data related to the Tuscarawas ASC and Open MRI as of and for the nine months ended September 30, 2005:

                                          Nine Months Ended
                                         September 30, 2005
                                         -------------------
Income statement data:
    Net operating revenues                       $2,408,156
    Direct cost of revenues                       1,102,898
    Operating expenses                            1,364,214
                                         -------------------
    Net loss                                       $(58,956)
                                         -------------------

Balance sheet data:
    Cash overdraft                                 $(45,074)
    Accounts receivable, net                        615,293
    Other current assets                             70,953
    Property and equipment, net                   1,327,073
    Other long-term assets                           71,376
                                         -------------------
         Total assets held for sale              $2,039,621
                                         -------------------

    Accounts payable and accrued expenses          $617,186
    Capital lease obligation                        374,256
    Long-term debt                                  454,056
                                         -------------------
         Total liabilities held for sale         $1,445,498
                                         -------------------

                  On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS as shown on the balance sheet on October 31, 2005 in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter has been released from any further obligation to IPS arising from any previous agreement. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the nine months ended September 30, 2005 and 2004, respectively.

                  The following table contains selected financial statement data related to Sutter as of and for the nine months ended September 30, 2005 and 2004, respectively:

                                        Nine Months Ended
                                 September 30,    September 30,
                                       2005             2004
                                ----------------------------------
Income statement data:
    Net operating revenues              $322,470         $327,340
    Direct cost of revenues              169,353          164,843
    Operating expenses                   144,696          152,170
                                ----------------------------------
    Net income                            $8,421          $10,327
                                ----------------------------------

Balance sheet data:
    Current assets                      $102,924          $96,271
    Other assets                          14,066           14,736
                                ----------------------------------
         Total assets                   $116,990         $111,007
                                ----------------------------------

    Current liabilities                  $21,778          $10,277
    Other liabilities                         --               --
                                ----------------------------------
         Total liabilities               $21,778          $10,277
                                ----------------------------------

                  In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close SurgiCare Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the nine months ended September 30, 2005.

                  The following table contains selected financial statement data related to SurgiCare Memorial Village as of and for the nine months ended September 30, 2005:

                                Nine Months Ended
                                September 30, 2005
                               --------------------
Income statement data:
    Net operating revenues              $1,329,899
    Direct cost of revenues              1,186,019
    Operating expenses                   1,134,303
                               --------------------
    Net loss                             $(990,423)
                               --------------------

Balance sheet data:
    Current assets                        $714,255
    Other assets                           552,107
                               --------------------
         Total assets                   $1,266,362
                               --------------------

    Current liabilities                   $940,149
    Other liabilities                       52,546
                               --------------------
         Total liabilities                $992,695
                               --------------------

                  The following table summarizes the components of loss from operations of discontinued components:

                                                           Nine Months Ended
                                                             September 30,
                                                          2005          2004
                                                    ----------------------------
Loss from operations of
 discontinued components:
-------------------------
Heart Center
    Net income                                                 $-      $120,163
CARDC
    Net income                                             38,700       115,200
    Gain on disposal                                      268,292
Bellaire SurgiCare
    Net loss                                             (188,417)            -
    Loss on disposal                                     (163,050)            -
IntegriMED
    Net loss                                             (707,896)     (992,669)
    Loss on disposal                                      (47,101)            -
Tuscarawas ASC and Open MRI
    Net loss                                              (58,956)            -
Dr. Sutter
    Net income                                              8,421        10,327
SurgiCare Memorial Village
    Net loss                                             (990,423)            -
                                                    ----------------------------
        Total loss from operations of discontinued
         components                                   $(1,840,430)    $(746,979)
                                                    ============================

                  PREFERRED STOCK DIVIDENDS. Prior to the IPS Merger, holders of IPS's Series A-2 preferred stock were entitled to receive when, as and if declared by the board of directors, cumulative dividends payable at the annual rate of $0.40 for each share. Dividends accrued, even if not declared, and were to be declared and paid in cash in equal installments on the first day of January, April, July and October immediately following the issue date, or continued to be accrued until such time as the preferred stockholders demanded payment. Preferred stock dividends in the amount of $495,900 were accrued for the nine months ended September 30, 2004. No cash payments of dividends were made in the first nine months of 2004. The Series A-2 redeemable convertible preferred stock, along with the other three series of redeemable convertible preferred stock held by IPS stockholders prior to the IPS Merger, including any accrued and unpaid dividends therein, were exchanged for shares of Orion Class A Common Stock as a part of the IPS Merger.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash used in operating activities totaled $122,402 for the three months ended September 30, 2005 compared to net cash used in operating activities of $657,100 for the same period in 2004. Cash in the amount of $1,223,159 was received on September 30, 2005 related to the sale of the ambulatory surgery center and the open MRI facility in Dover, Ohio. (See "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries.") Excluding the cash related to the sale of the ambulatory surgery center and open MRI facility, net cash used in operations increased over 2004, primarily as a result of the growth in operating expenses related to the IPS Merger and DCPS/MBS Transaction.

                  For the nine-month period ended September 30, 2005, net cash used in operating activities totaled $2,151,458 compared to $1,427,996 in net cash used by operating activities for the same period in 2004. Cash in the amount of $1,223,159 was received on September 30, 2005 related to the sale of the ambulatory surgery center and the open MRI facility in Dover, Ohio. (See "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries.") Excluding the cash related to the sale of the ambulatory surgery center and open MRI facility, net cash used in operations increased over 2004, primarily as a result of the growth in operating expenses related to the IPS Merger and DCPS/MBS Transaction.

                  Net cash provided by investing activities totaled $93,929 for the three months ended September 30, 2005 compared to net cash used in investing activities totaling $58,548 for the three months ended September 30, 2004.

                  For the nine-month period ended September 30, 2005, net cash provided by investing activities totaled $349,949 compared to $210,178 in net cash used by investing activities for the same period in 2004.

                  Net cash provided by financing activities totaled $488,487 for the three months ended September 30, 2005 compared to net cash provided by financing activities totaling $725,819 for the three months ended September 30, 2004. For the nine-month period ended September 30, 2005, net cash provided by financing activities totaled $1,870,761 compared to net cash provided by financing activities of $1,734,892 for the same period in 2004. The following financing activities occurred in the first nine months of 2005:

     o    Repayments of capital lease obligations totaled $164,835;

     o    Net borrowings on the HBCC revolving credit facility totaled $934,664;
          and

     o On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See "Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Certain Recent Developments - Post-Restructuring Loan Transaction.)

                  As of September 30, 2005, the Company had $771,098 of cash and cash equivalents on hand and a working capital deficit of $7,137,022. The Company incurred operating losses of $5,238,396 and $14,270,275, respectively, for the three months and nine months ended September 30, 2005. In addition, the Company has used substantial amounts of working capital in its operations.

                  The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing the Acquisitions, the Investment Transaction, the Reclassification, the restructuring of its debt owed to DVI (the "Debt Restructuring") and borrowing from affiliates. In connection with the Closing of the Acquisitions and the Investment Transaction, the Company entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement by and among Orion, certain of its affiliates and subsidiaries, and HBCC. (See "Item 2. Management's Discussion and Analysis or Plan of Operation - Certain Recent Developments - Acquisition and Restructuring Transactions.") In connection with entering into this new facility, Orion also consummated the Debt Restructuring, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2 million was paid at the Closing. In addition to the Closing, on March 16, 2005, Brantley IV, an affiliate of the Company, loaned Orion an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See "Item 2. Management's Discussion and Analysis or Plan of Operation - Certain Recent Developments - Post-Restructuring Loan Transactions.) Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, as part of this transaction, the Company entered into the First Amendment whereby its $4,000,000 secured two-year revolving credit facility with HBCC has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended Brantley IV Guaranty, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended Brantley Capital Guaranty, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

                  As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the nine months ended September 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The loan is secured by the Company's healthcare accounts receivable. As of November 9, 2005, the outstanding principal under the revolving credit facility was $1,890,247. The full amount of the loan as of September 30, 2005 is recorded as a current liability. The Company is currently in negotiations with the lender and is seeking to obtain a waiver of the financial covenants as of and for the nine months ended September 30, 2005. In the event the lender declares the obligations under the credit facility to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to the lender or its other creditors. As a result, such action would have a material adverse effect on the Company and on its ability to continue as a going concern.

                  As of September 30, 2005, the Company's existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. On April 28, 2005, the Company announced the initiation of a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ambulatory surgery centers. A fundamental component of the Company's plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company will cease investment in business lines that do not complement the Company's strategic plans and will redirect financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries," the Company, via its IPS subsidiary completed the sale of substantially all of the assets of IntegriMED. Additionally, on September 30, 2005, the Company completed the sale of its interests in the Tuscarawas ASC and MRI facility in Dover, Ohio. These transactions are described in greater detail in "Part I, Item 2. Management's Discussion and Analysis or Plan of Operations - Certain Recent Developments - Post-Restructuring Transactions Involving Subsidiaries. In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable. The Company anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions duplicated at the Company's Houston and Atlanta facilities.

                  The Company intends to continue to manage its use of cash. However, the Company's business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company's cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company's existing stockholders.

ITEM 3.  CONTROLS AND PROCEDURES

                  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings.

                  CHANGES IN INTERNAL CONTROLS. During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On October 5, 2004, Orion's predecessor, SurgiCare, was named as a defendant in a suit entitled Shirley Browne and Bellaire Anesthesia Management Consultants, Inc. ("BAMC") v. SurgiCare, Inc., Bellaire SurgiCare, Inc., Sherman Nagler, Jeffrey Penso, and Michael Mineo, in the 152nd Judicial District Court of Harris County, Texas, Cause No. 2004-55688. The dispute arises out of the for cause termination of BAMC's exclusive contract to provide anesthesia services to Bellaire SurgiCare, Inc. Ms. Browne had filed a charge of discrimination with the EEOC on February 6, 2004, claiming that she was terminated in retaliation for having previously complained about discriminatory treatment and a hostile work environment. She claimed she had been discriminated against based on her sex, female, and retaliated against in violation of Title
VII. The Company denied Ms. Browne's allegations of wrongdoing. The EEOC mediation took place in May 2004. The mediation was unsuccessful. The EEOC declined to institute an action and issued a right to sue letter, which prompted the lawsuit. Ms. Browne filed suit shortly thereafter. The parties have reached a preliminary settlement, which has been accrued for as of September 30, 2005, on all matters for dismissal of all claims.

                  In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company's management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company's financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  CLASS B COMMON STOCK CONVERSIONS. As part of the acquisition and restructuring transactions completed on December 15, 2004, the Company created Class B Common Stock, which was issued in connection with the Investment Transaction. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. As of November 10, 2005, each share of Class B Common Stock is convertible into 4.886172945205 shares of Class A Common Stock. As of that date, 10,448,470 shares of Class B Common Stock were issued and outstanding. (See Part I, Item 2. Management's Discussion and Analysis of Plan of Operation - Certain Recent Developments - Acquisition and Restructuring Transactions.)

                  From July 1, 2005 through November 10, 2005, holders of shares of Class B Common Stock converted an aggregate of 236,911 shares of Class B Common Stock into 978,803 shares of Class A Common Stock. The Company's Class A Common Stock was issued upon conversion of certain of the Company's Class B Common Stock as of the following dates:

--------------------------------------------------------------------------------
                       NUMBER OF SHARES OF       NUMBER OF SHARES OF
EFFECTIVE DATE OF       CLASS B COMMON            CLASS A COMMON
    ISSUANCE            STOCK CONVERTED             STOCK ISSUED
--------------------------------------------------------------------------------
      8/5/05               43,075                    126,221
    10/27/05               64,612                    264,845
     11/4/05               86,149                    391,823
     11/4/05               43,075                    195,914
--------------------------------------------------------------------------------

                  There was no placement agent or underwriter for the conversions. The Company processed the conversions internally. The shares of Class A Common Stock were not sold for cash. The Company did not receive any consideration in connection with the conversions, other than the return of the shares of Class B Common Stock. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the Class A Common Stock upon conversion of shares of the Class B Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof. In connection with the original issuance of the Class B Common Stock in the Investment Transaction, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representations and warranties of the individuals and entities receiving equity securities in the Investment Transaction at the Closing; and (ii) its own independent investigation to confirm that each of such individuals and entities were "accredited investors" (as such term is defined in Rule 501 of Regulation D). The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Class B Common Stock in the Investment Transaction

                  CLASS C COMMON STOCK CONVERSIONS. As part of the acquisition and restructuring transactions completed on December 15, 2004, the Company created its Class C Common Stock, which was issued in connection with the DCPS/MBS Transaction. Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below.

                  If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock (the "Anti-Dilution Option"). The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the Investment Transaction.

                  From July 1, 2005 through November 10, 2005, holders of shares of Class C Common Stock converted an aggregate of 93,016 shares of Class C Common Stock into 368,581 shares of Class A Common Stock. The Class C conversion price for each Class C conversion was determined by the Anti-Dilution Option calculated after each conversion of Class B Common Stock. The Company's Class A Common Stock was issued upon conversion of certain of the Company's Class C Common Stock as of the following dates:

--------------------------------------------------------------------------------
                                 NUMBER OF SHARES OF       NUMBER OF SHARES OF
     EFFECTIVE DATE OF             CLASS C COMMON            CLASS A COMMON
        ISSUANCE                   STOCK CONVERTED              STOCK ISSUED
--------------------------------------------------------------------------------
          7/5/05                    21,877                    84,935
          7/5/05                    21,877                    84,935
          7/7/05                     2,188                     8,494
          7/7/05                     2,188                     8,494
          7/7/05                    35,354                   137,256
          7/7/05                     3,588                    13,929
         7/10/05                       438                     1,699
         8/10/05                        28                       144
         8/11/05                     1,376                     7,210
         8/11/05                     1,376                     7,210
         8/15/05                       138                       721
         8/15/05                       138                       721
         8/15/05                     2,224                    11,651
         8/15/05                       226                     1,182
--------------------------------------------------------------------------------

                  There was no placement agent or underwriter for the conversions. The Company processed the conversions internally. The shares were not sold for cash. The Company did not receive any consideration in connection with the conversions, other than the return of the shares of Class C Common Stock. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the Class A Common Stock upon conversion of shares of the Class C Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof. In connection with the original issuance of the Class C Common Stock in the DCPS/MBS Transaction, the Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the DCPS/MBS Transaction at the Closing; (ii) its own independent investigation to confirm that certain of such individuals and entities were "accredited investors" (as such term is defined in Rule 501 of Regulation D); and (iii) the inclusion of no more than 35 purchasers who were not "accredited investors" in accordance with Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the nine months ended September 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The loan is secured by the Company's healthcare accounts receivable. As of November 9, 2005, the outstanding principal under the revolving credit facility was $1,890,247. The full amount of the loan as of September 30, 2005 is recorded as a current liability. The Company is currently in negotiations with the lender and is seeking to obtain a waiver of the financial covenants as of and for the nine months ended September 30, 2005. In the event the lender declares the obligations under the credit facility to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to the lender or its other creditors. As a result, such action would have a material adverse effect on the Company and on its ability to continue as a going concern.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the nine months ended September 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. (See "Part II, Item 3. Defaults Upon Senior Securities.")

                  On November 9, 2005, the Company announced that Gerald M. McIntosh has resigned from the Company's Board of Directors. Also on November 9, 2005, the Company announced that Keith G. LeBlanc has resigned his position as president and a director of the Company to pursue other interests. He will remain as a consultant to the Company for a period of 12 months. The Company and Mr. LeBlanc executed a Separation Agreement and General Release (the "Separation Agreement") governing Mr. LeBlanc's separation benefits and consulting agreement. The Separation Agreement is attached as Exhibit 10.8 to this report.


ITEM 6.  EXHIBITS

                  Exhibits

EXHIBIT NO.                                                         DESCRIPTION
------------------      ------------------------------------------------------------------------------------------------------------
Exhibit 2.1             Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.)
                        and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on
                        Form 8-K filed on June 13, 2005)
Exhibit 2.2             Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery Center,
                        L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas
                        Ambulatory Surgery Center, L.L.C., and Union Hospital (Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on October 7, 2005)
Exhibit 2.3             Asset Purchase Agreement, dated as of September 30, 2005, by and between Union Hospital and TASC
                        Anesthesia, L.L.C. (Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on
                        Form 8-K filed on October 7, 2005)
Exhibit 2.4             Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion
                        HealthCorp, Inc each of the individuals holding a minority equity interest in Tuscarawas Open MRI, L.P., and Union Hospital (Incorporated by reference to Exhibit 2.3 filed with the Company's Current Report on
                        Form 8-K filed on October 7, 2005)
Exhibit 10.1            First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp,
                        Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit
                        Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form
                        10-QSB filed on May 13, 2005)
Exhibit 10.2            Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P.
                        to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.2 filed with the
                        Company's Quarterly Report on Form 10-QSB filed on May 13, 2005)
Exhibit 10.3            Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital
                        Corporation to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-QSB filed on May 13, 2005)
Exhibit 10.4            Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and
                        Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current
                        Report on Form 8-K filed on June 7, 2005)
Exhibit 10.5            Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and
                        Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company's Current
                        Report on Form 8-K filed on June 7, 2005)
Exhibit 10.6            Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-QSB filed on August 12, 2005)


Exhibit 10.7            Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005
                        (Incorporated by reference to Exhibit 10.7 filed with the Company's Quarterly Report on Form 10-QSB filed on August 12, 2005)
Exhibit 10.8            Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion HealthCorp,
                        Inc. and Keith G. LeBlanc
Exhibit 31.1            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1            Section 1350 Certification
Exhibit 32.2            Section 1350 Certification

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ORION HEALTHCORP, INC.


                                        By:/S/ TERRENCE L. BAUER
                                           ---------------------
Dated: November 14, 2005                   Terrence L. Bauer
                                           Chief Executive Officer and Director
                                           (Duly Authorized Representative)


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

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2005.


        By:/S/ TERRENCE L. BAUER                                        By:/S/ MICHAEL J. FINN
           ---------------------                                           -------------------
           Terrence L.  Bauer                                              Michael J.  Finn
           Chief Executive Officer and                                     Director
           Director (Principal Executive Officer)


        By:/S/ PAUL H. CASCIO                                           By:/S/ JOSEPH M. VALLEY, JR.
           ------------------                                              -------------------------
           Paul H. Cascio                                                  Joseph M. Valley, Jr.
           Director and Non-Executive Chairman of the Board                Director


        By:/S/ DAVID CRANE                                              By:/S/ STEPHEN H. MURDOCK
           ---------------                                                 ----------------------
           David Crane                                                     Stephen H. Murdock
           Director                                                        Chief Financial Officer (Principal Accounting
                                                                           and Financial Officer)

                             ORION HEALTHCORP, INC.

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                 Page
                                                                Number

Consolidated Condensed Balance Sheets as of September 30, 2005   F- 2
 (unaudited) and December 31, 2004

Consolidated Condensed Statements of Operations for the Three    F- 3
 Months Ended September 30, 2005 and 2004 (unaudited)

Consolidated Condensed Statements of Operations for the Nine     F- 4
 Months Ended September 30, 2005 and 2004 (unaudited)

Consolidated Condensed Statements of Cash Flows for the Three    F- 5
 Months Ended September 30, 2005 and 2004 (unaudited)

Consolidated Condensed Statements of Cash Flows for the Nine     F- 6
 Months Ended September 30, 2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Condensed Financial Statements   F- 7


 Orion HealthCorp, Inc.
 Consolidated Condensed Balance Sheets

                                                       September 30,   December 31,
                                                           2005            2004
                                                       -------------   -------------
                                                        (Unaudited)
 Current assets
       Cash and cash equivalents                           $771,098        $701,846
       Accounts receivable,  net                          2,951,392       4,469,240
       Inventory                                            459,440         519,509
       Prepaid expenses and other current assets          1,071,786         519,843
       Assets held for sale                               2,039,621               -
                                                       -------------   -------------
    Total current assets                                  7,293,337       6,210,438
                                                       -------------   -------------

 Property and equipment, net                              1,172,408       3,370,928
                                                       -------------   -------------

 Other long-term assets
       Intangible assets, including goodwill, net        21,273,637      32,250,640
       Other assets, net                                    448,901         534,314
                                                       -------------   -------------
    Total other long-term assets                         21,722,538      32,784,954
                                                       -------------   -------------
       Total assets                                     $30,188,283     $42,366,320
                                                       =============   =============

 Current liabilities
       Accounts payable and accrued expenses             $6,647,414      $6,784,950
       Other current liabilities                          1,238,159         304,144
       Income taxes payable                                 116,943         116,943
       Current portion of capital lease obligation           92,991         258,478
       Current portion of long-term debt                  4,889,356       2,762,334
       Liabilities held for sale                          1,445,498               -
                                                       -------------   -------------
    Total current liabilities                            14,430,361      10,226,849
                                                       -------------   -------------

 Long-term liabilities
       Capital lease obligation, net of current portion     166,669         540,274
       Long-term debt, net of current portion             3,877,413       4,238,839
       Deferred tax liability                               620,977         620,977
       Minority interest in partnership                     305,802         169,500
                                                       -------------   -------------
    Total long-term liabilities                           4,970,861       5,569,590
                                                       -------------   -------------

 Stockholders' equity
       Preferred stock, par value $0.001; 20,000,000
        shares authorized; no shares issued and
        outstanding                                               -               -
       Common stock, Class A, par value $0.001;
        70,000,000 shares authorized, 11,429,454 and
        8,602,149 shares issued and outstanding at
        September 30, 2005 and December 31, 2004,
        respectively                                         11,431           8,602
       Common stock, Class B, par value $0.001;
        25,000,000 shares authorized, 10,642,306 and
        11,482,261 shares issued and outstanding at
        September 30, 2005 and December 31, 2004,
        respectively                                         10,642          11,482
       Common stock, Class C, par value $0.001;
        2,000,000 shares authorized, 1,462,121 and
        1,575,760 shares issued and outstanding at
        September 30, 2005 and December 31, 2004,
        respectively                                          1,463           1,576
       Additional paid-in capital                        56,928,796      56,602,786
       Accumulated deficit                              (46,126,953)    (30,016,247)
       Treasury stock - at cost; 9,140 shares at
        September 30, 2005 and December 31, 2004,
        respectively                                        (38,318)        (38,318)
                                                       -------------   -------------
    Total stockholders' equity                           10,787,061      26,569,881
                                                       -------------   -------------
       Total liabilities and stockholders' equity       $30,188,283     $42,366,320
                                                       =============   =============



   The accompanying notes are an integral part of these financial statements.

 Orion HealthCorp, Inc.
 Consolidated Condensed Statements of Operations


                                            For the Three Months
                                             Ended September 30,
                                             2005         2004
                                          ------------ ------------
                                           (Unaudited)  (Unaudited)

 Net operating revenues                    $7,357,205   $4,509,863
 Direct cost of revenues                    3,096,524    2,889,511
                                          ------------ ------------

 Gross margin                               4,260,681    1,620,352
                                          ------------ ------------

 Operating expenses:
       Salaries and benefits                3,117,118      750,663
       Facility rent and related costs        423,876      272,039
       Depreciation and amortization          608,544      130,417
       Professional and consulting fees       566,923      111,979
       Insurance                              238,315      134,904
       Provision for doubtful accounts        278,184      271,176
       Other expenses                         677,644      236,810
       Charge for impairment of intangible
        assets                              3,461,351            -
                                          ------------ ------------
    Total operating expenses                9,371,955    1,907,988
                                          ------------ ------------

 Loss from continuing operations before
  other income (expenses)                  (5,111,274)    (287,636)
                                          ------------ ------------

 Other income (expenses):
       Interest expense                       (97,178)    (279,173)
       Equity in earnings of limited
        partnerships                            7,178            -
       Other expense, net                      (5,120)      (5,272)
                                          ------------ ------------
    Total other income (expenses), net        (95,120)    (284,445)
                                          ------------ ------------

 Minority interest earnings in partnership    (32,001)           -
                                          ------------ ------------

 Loss from continuing operations           (5,238,395)    (572,081)

 Discontinued operations
    Loss from operations of discontinued
     components                              (843,892)    (324,345)
                                          ------------ ------------

 Net loss                                  (6,082,287)    (896,426)

    Preferred stock dividends                       -     (165,300)
                                          ------------ ------------

 Net loss attributable to common
  stockholders                            $(6,082,287) $(1,061,726)
                                          ============ ============

 Weighted average common shares outstanding;
--------------------------------------------

    Basic                                  10,300,977    8,602,149

    Diluted                                10,300,977    8,602,149

 Earnings (loss) per share:
---------------------------

    Basic:

       Net loss per share from continuing
        operations                            $(0.509)     $(0.067)

       Net income per share from
        discontinued operations               $(0.082)     $(0.038)
                                          ------------ ------------

       Net loss per share                     $(0.591)     $(0.105)
                                          ============ ============

    Diluted:

       Net loss per share from continuing
        operations                            $(0.509)     $(0.067)

       Net income per share from
        discontinued operations               $(0.082)     $(0.038)
                                          ------------ ------------

       Net loss per share                     $(0.591)     $(0.105)
                                          ============ ============



   The accompanying notes are an integral part of these financial statements.

 Orion HealthCorp, Inc.
 Consolidated Condensed Statements of Operations


                                          For the Nine Months Ended
                                                 September 30,
                                              2005         2004
                                          ------------- ------------
                                            (Unaudited)  (Unaudited)

 Net operating revenues                    $22,856,724  $12,585,075
 Direct cost of revenues                     9,748,498    7,887,231
                                          ------------- ------------

 Gross margin                               13,108,226    4,697,844
                                          ------------- ------------

 Operating expenses:
       Salaries and benefits                 8,388,405    2,254,183
       Facility rent and related costs       1,281,975      827,377
       Depreciation and amortization         2,335,745      391,900
       Professional and consulting fees      1,498,563      398,549
       Insurance                               679,588      399,422
       Provision for doubtful accounts         915,019      770,159
       Other expenses                        2,114,091      747,846
       Charge for impairment of intangible
        assets                               9,824,200
                                          ------------- ------------
    Total operating expenses                27,037,586    5,789,436
                                          ------------- ------------

 Loss from continuing operations before
  other income (expenses)                  (13,929,360)  (1,091,592)
                                          ------------- ------------

 Other income (expenses):
       Interest expense                       (247,569)    (747,633)
       Equity in earnings of limited
        partnerships                            26,214            -
       Other expense, net                      (24,098)     (17,068)
                                          ------------- ------------
    Total other income (expenses), net        (245,453)    (764,701)
                                          ------------- ------------

 Minority interest earnings in partnership     (95,462)           -
                                          ------------- ------------

 Loss from continuing operations           (14,270,275)  (1,856,293)

 Discontinued operations
    Loss from operations of discontinued
     components, including net gain on
     disposal of $58,142 for the nine
     months ended September 30, 2005        (1,840,430)    (746,980)
                                          ------------- ------------

 Net loss                                  (16,110,705)  (2,603,273)

    Preferred stock dividends                        -     (495,900)
                                          ------------- ------------

 Net loss attributable to common
  stockholders                            $(16,110,705) $(3,099,173)
                                          ============= ============

 Weighted average common shares outstanding;
--------------------------------------------

    Basic                                    9,889,278    8,602,149

    Diluted                                  9,889,278    8,602,149

 Earnings (loss) per share:
---------------------------

    Basic:

       Net loss per share from continuing
        operations                             $(1.443)     $(0.216)

       Net income per share from
        discontinued operations                $(0.186)     $(0.087)
                                          ------------- ------------

       Net loss per share                      $(1.629)     $(0.303)
                                          ============= ============

    Diluted:

       Net loss per share from continuing
        operations                             $(1.443)     $(0.216)

       Net income per share from
        discontinued operations                $(0.186)     $(0.087)
                                          ------------- ------------

       Net loss per share                      $(1.629)     $(0.303)
                                          ============= ============



   The accompanying notes are an integral part of these financial statements.


Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                                For the Three Months
                                                                 Ended September 30,
                                                                 2005        2004
                                                              ------------------------
Operating activities
   Net loss                                                   $(6,082,287)  $(896,426)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Charge for impairment of intangible assets                3,461,351           -
      Minority interest in earnings of partnerships                32,001           -
      Provision for doubtful accounts                             278,184     289,943
      Depreciation and amortization                               608,544     143,485
      Assets held for sale                                         40,401           -
      Conversion of notes payable to common stock                       -           -
      Gain on disposition of discontinued components                    -           -
      Changes in operating assets and liabilities:
         Accounts receivable                                      592,069    (366,455)
         Inventory                                                 14,496     (22,216)
         Prepaid expenses and other assets                        (72,158)    (80,735)
         Other assets                                              21,453           -
         Accounts payable and accrued expenses                   (289,615)    296,420
         Deferred revenues and other liabilities                1,273,159     (21,116)
                                                              ------------------------
Net cash used in operating activities                            (122,402)   (657,100)
                                                              ------------------------

Investing activities
   Purchase of property and equipment                              93,929     (58,548)
                                                              ------------------------
Net cash provided by investing activities                          93,929     (58,548)
                                                              ------------------------

Financing activities
   Net repayments of capital lease obligations                    (39,186)       (540)
   Net borrowings on line of credit                               579,151      92,797
   Net borrowings (repayments) of notes payable                   (12,235)    550,001
   Net borrowings (repayments) of other obligations               (39,243)     83,561
                                                              ------------------------
Net cash provided by financing activities                         488,487     725,819
                                                              ------------------------

Net increase in cash and cash equivalents                         460,014      10,171

Cash and cash equivalents, beginning of period                    311,084     136,079
                                                              ------------------------
Cash and cash equivalents, end of period                         $771,098    $146,250
                                                              ========================



   The accompanying notes are an integral part of these financial statements.


Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                                    2005        2004
                                                                                               -------------------------

Operating activities
  Net loss                                                                                      $(16,110,705)$(2,603,273)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Charge for impairment of intangible assets                                                    9,824,200           -
    Minority interest in earnings of partnerships                                                    93,802           -
    Provision for doubtful accounts                                                                 915,019     816,486
    Depreciation and amortization                                                                 2,335,746     424,778
    Assets held for sale                                                                             45,074           -
    Conversion of notes payable to common stock                                                      57,886           -
    Gain on disposition of discontinued components                                                  (58,141)          -
    Changes in operating assets and liabilities:
       Accounts receivable                                                                         (229,122)   (593,295)
       Inventory                                                                                    (10,742)    (80,357)
       Prepaid expenses and other assets                                                           (154,849)   (131,889)
       Other assets                                                                                  12,859       8,041
       Accounts payable and accrued expenses                                                       (139,662)    683,372
       Deferred revenues and other liabilities                                                    1,267,177      48,141
                                                                                               -------------------------
Net cash used in operating activities                                                            (2,151,458) (1,427,996)
                                                                                               -------------------------

Investing activities
  Purchase of property and equipment                                                                349,949    (210,178)
                                                                                               -------------------------
Net cash provided by (used in) investing activities                                                 349,949    (210,178)
                                                                                               -------------------------

Financing activities
  Net borrowings (repayments) of capital lease obligations                                         (164,835)     47,030
  Net borrowings on line of credit                                                                  943,664      21,912
  Net borrowings of notes payable                                                                 1,140,360   1,600,003
  Net borrowings (repayments) of other obligations                                                  (48,428)     65,947
                                                                                               -------------------------
Net cash provided by financing activities                                                         1,870,761   1,734,892
                                                                                               -------------------------

Net increase (decrease) in cash and cash equivalents                                                 69,252      96,718

Cash and cash equivalents, beginning of period                                                      701,846      49,532
                                                                                               -------------------------
Cash and cash equivalents, end of period                                                           $771,098    $146,250
                                                                                               =========================




   The accompanying notes are an integral part of these financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  General

         Orion HealthCorp, Inc. (formerly SurgiCare, Inc. "SurgiCare") ("Orion" or the "Company") and its subsidiaries maintain their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. As described in Note 3, Acquisition and Restructuring Transactions, Orion's results include the results of Integrated Physician Solutions, Inc. ("IPS") for the three months and nine months ended September 30, 2004 and the results of IPS, the Company's surgery and diagnostic center business and Medical Billing Services, Inc. ("MBS") (which includes Dennis Cain Physician Solutions, Ltd. ("DCPS")) for the three months and nine months ended September 30, 2005. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

         These financial statements have been prepared in accordance with GAAP for interim financial reporting and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations and cash flows of the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes therein included in the Company's 2004 Annual Report on Form 10-KSB.

Description of Business

Surgery and Diagnostic Centers

         SurgiCare was incorporated in Delaware on February 24, 1984 as Technical Coatings Incorporated. On September 10, 1984, its name was changed to Technical Coatings, Inc. ("TCI"). Immediately prior to July 1999, TCI was an inactive company. On July 11, 1999, TCI changed its name to SurgiCare, Inc., and at that time changed its business strategy to developing, acquiring and operating freestanding ambulatory surgery centers ("ASCs"). On July 21, 1999, SurgiCare acquired all of the issued and outstanding shares of common stock of Bellaire SurgiCare, Inc. a Texas corporation ("Bellaire SurgiCare"), in exchange for the issuance of 9.86 million shares of SurgiCare's common stock (now 986,000 shares of Class A Common Stock after giving effect to the Reverse Stock Split and Reclassification, as discussed in Note 3. Acquisition and Restructuring Transactions) and 1.35 million shares of SurgiCare's Series A redeemable preferred stock, par value $.001 per share, to the holders of Bellaire SurgiCare's common stock. For accounting purposes, this reverse acquisition was effective July 1, 1999. On December 15, 2004, the Company changed its name to Orion HealthCorp, Inc.

         As of September 30, 2005, Orion owned a majority interest in one surgery center and a minority interest as general partner in two additional centers. Two of the centers are located in Texas and one is located in Ohio. In limited circumstances, Orion, or its subsidiaries, may also furnish anesthesia services in support of the activities of the surgery centers. The Company's ASCs perform various types of procedures including: orthopedic surgery, colonoscopy, ophthalmic laser surgery, pain injections and various pediatric surgeries. The most common procedures performed in our ASCs include knee arthroscopy, lumbar nerve block and sacral injection, colonoscopy, hammertoe correction, sinus endoscopic biopsy, cataract removal, breast biopsy, Mitchell procedures and cystourethroscopy. Orion also owns a 41% interest in an open magnetic resonance imaging ("MRI") center in Ohio, which opened in July 2004. The open MRI center performs diagnostic procedures using MRI technology. The Company sold its 41% interest in the open MRI facility and its 51% interest in its Tuscarawas ASC ("Tuscarawas ASC"), each of which are in Ohio, effective as of 12:01 a.m. on October 1, 2005, and this transaction is described in greater detail in Note 14. Subsequent Events. In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable.

Integrated Physician Solutions

         IPS, a Delaware corporation, was founded in 1996 as a business development company to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999. The Pediatric Physician Alliance ("PPA") division of IPS manages pediatric medical clinics. As of September 30, 2005, PPA managed ten practice sites, representing six medical groups in Illinois, Ohio and New Jersey.

         On June 7, 2005, InPhySys, Inc. (f/k/a IntegriMED, Inc.) ("IntegriMED"), a wholly-owned subsidiary of IPS, executed an Asset Purchase Agreement (the "Agreement") with eClinicalWeb, LLC ("eClinicalWeb") to sell substantially all of the assets of IntegriMED. The consummation of the transactions contemplated by the Agreement was deemed to be effective as of midnight on June 6, 2005. The property sold by IntegriMED to eClinicalWeb (hereinafter collectively referred to as the "Sold Assets") includes the machinery, equipment, supplies, materials, computers, software, software licenses, and other personal property owned by IntegriMED and used exclusively in the operation of IntegriMED's business, IntegriMED's goodwill and all of the business conducted under the name "IntegriMED" and "InPhySys", sales and customer lists, account lists, records, manuals, and telephone numbers used exclusively in the operation of IntegriMED's business, and all of IntegriMED's rights and interests in all contracts, open customer purchase orders, quotations or similar agreements to the extent entered into by IntegriMED or assigned to IntegriMED. Additionally, eClinicalWeb agreed to assume and to thereafter perform and pay when due all liabilities related to the Sold Assets but only to the extent such liabilities arise from and after the Closing Date (as defined below). eClinicalWeb also agreed to sublease certain space from IPS that was occupied by employees of IntegriMED as of the Closing Date. As consideration for the purchase of the Sold Assets, eClinicalWeb issued to IntegriMED the following: (i) a two percent (2%) ownership interest in eClinicalWeb; and (ii) $69,033.90, for the payoff of certain leases and purchase of certain software, via wire transfer at the closing of the transfer and delivery of all documents and instruments necessary to consummate the transactions contemplated by the Agreement (the "Closing Date"), which occurred concurrently with the execution of the Agreement. In addition to the consideration listed above, IntegriMED retained the following assets related to IntegriMED's business: (i) all cash and cash equivalents relating to IntegriMED's business as of the Closing Date; (ii) all accounts receivable relating to IntegriMED's business as of the Closing Date; and (iii) other assets of IntegriMED not used exclusively in IntegriMED's business.

         On October 31, 2005, IPS executed a Mutual Release and Settlement Agreement (the "Sutter Settlement") with John Ivan Sutter, M.D., PA ("Dr. Sutter") to settle disputes as to the existence and enforceability of certain contractual obligations. This transaction is described in Note 10. Discontinued Operations and Note 14. Subsequent Events.

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

Note 2.  Going Concern

         The accompanying consolidated condensed financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2004 and in the first three quarters of 2005. In addition, the Company has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing a series of acquisition and restructuring transactions (the "Restructuring"), which occurred in December 2004 and are described in Note
3. Acquisition and Restructuring Transactions, and borrowing from affiliates. In connection with the closing of these transactions, the Company entered into a new secured two-year revolving credit facility pursuant to a Loan and Security Agreement (the "Loan and Security Agreement"), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and Healthcare Business Credit Corporation ("HBCC"). In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services, Inc. (collectively, "DVI") from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

         In addition to the Closing, on March 16, 2005, Brantley Partners IV, L.P. ("Brantley IV"), an affiliate of Orion, loaned Orion an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due April 19, 2006 (the "First Note Maturity Date"); (iv) the interest accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock issuable upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the

Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows:
(i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from HBCC and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due April 19, 2006 (the "Second Note Maturity Date"); (iv) the interest accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and
(vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock issuable upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares issuable upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV. Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the "First Amendment"), dated March 22, 2005, with certain of the Company's affiliates and subsidiaries, and HBCC whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty, which is discussed in Note 3. Acquisition and Restructuring Transactions, was amended by the Amended and Restated Guaranty Agreement (the "Amended Brantley IV Guaranty"), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty, which is discussed in
Note 3. Acquisition and Restructuring Transactions, was amended by the Amended and Restated Guaranty Agreement (the "Amended Brantley Capital Guaranty"), dated March 22, 2005, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

         As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the nine months ended September 30, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The loan is secured by the Company's healthcare accounts receivable. As of November 9, 2005, the outstanding principal under the revolving credit facility was $1,890,247. The full amount of the loan as of September 30, 2005 is recorded as a current liability. The Company is currently in negotiations with the lender and is seeking to obtain a waiver of the financial covenants as of and for the nine months ended September 30, 2005. In the event the lender declares the obligations under the credit facility to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to the lender or its other creditors. As a result, such action would have a material adverse effect on the Company and on its ability to continue as a going concern.

         As of September 30, 2005, the Company's existing credit facility with HBCC has limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. On April 28, 2005, the Company announced the initiation of a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices in addition to the provision of development and management services to ASCs. A fundamental component of the Company's plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company will cease investment in business lines that do not complement the Company's strategic plans and will redirect financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in Note 1. General - Description of Business, IPS completed the sale of substantially all of the assets of IntegriMED. Additionally, on October 1, 2005, the Company completed the sale of its interests in the Tuscarawas ASC and MRI facility in Dover, Ohio. These transactions are described in greater detail in Note 14. Subsequent Events. In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable. The Company anticipates a substantial reduction of annual expenses attributable to a combination of these initiatives and the consolidation of corporate functions duplicated at the Company's Houston and Atlanta facilities.

         The Company intends to continue to manage its use of cash. However, the Company's business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company's cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company's existing stockholders.

Note 3. Acquisition and Restructuring Transactions

         On November 18, 2003, the Company entered into an agreement and plan of merger with IPS, which was amended and restated on February 9, 2004, and further amended on July 16, 2004 and on September 9, 2004 (the "IPS Merger Agreement"), relating to the Company's acquisition of IPS (the "IPS Merger"). On February 9, 2004, the Company entered into an agreement and plan of merger with DCPS and MBS, which was amended and restated on July 16, 2004, and further amended on September 9, 2004 and on December 15, 2004 (the "DCPS/MBS Merger Agreement"), relating to the Company's acquisition of MBS and DCPS (the "DCPS/MBS Transaction" and together with the IPS Merger, the "Acquisitions"). The Company completed the Acquisitions on December 15, 2004. As a result of the Acquisitions, IPS, MBS and DCPS became wholly-owned subsidiaries of the Company.

         On December 15, 2004, and simultaneous with the consummation of the Acquisitions, the Company consummated the Restructuring, which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the "Reverse Stock Split"), created three new classes of common stock (Class A, Class B and Class C Common Stock) and changed its name. The Company's common stock was converted into shares of Orion's Class A Common Stock (the "Reclassification").

         Also on December 15, 2004, the Company issued 11,482,261 shares of its Class B Common Stock (the "Investment Transaction") to various investors for $13,200,000 in cash plus cash in the amount of $128,350, which amount equaled the accrued but unpaid interest immediately prior to the Restructuring owed to a subsidiary of Brantley IV by SurgiCare and IPS on amounts advanced prior to October 24, 2003. At the closing of the transactions, Orion used $5,908,761 to pay off the debt owed to a subsidiary of Brantley IV. The Company also granted to Brantley IV the right to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 (the "Purchase Right"). Brantley IV may exercise the Purchase Right at any time after December 15, 2004. Each additional investment will be: (i) subject to the approval of a majority of the members of the board of directors of the Company that are not affiliated with Brantley IV, (ii) consummated on a date mutually agreed by the Company and Brantley IV, and (iii) accomplished with documentation reasonably satisfactory to the Company and Brantley IV. Pursuant to the terms of the Purchase Right, the purchase price per share of the Class A Common Stock will be equal to the lesser of (a) $1.25, and (b) 70% multiplied by the average of the daily average of the high and low price per share of the Class A Common Stock on the American Stock Exchange ("AMEX") or a similar system on which the Class A Common Stock shall be listed at the time, for the twenty trading days immediately preceding the date of the closing of the exercise of the Purchase Right.

         Additionally, the Company used $3,683,492 of the proceeds of the Investment Transaction to repay a portion of the indebtedness to unaffiliated third parties and restructured additional existing indebtedness.

         The IPS Merger has been treated as a "reverse acquisition" for accounting purposes. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that, in a business combination effected through the issuance of shares or other equity interests, as in the case of the IPS Merger, a determination be made as to which entity is the accounting acquirer. This determination is principally based on the relative voting rights in the combined entity held by existing stockholders of each of the combining companies, the composition of the board of directors of the combined entity, and the expected composition of the executive management of the combined entity. Based on an assessment of the relevant facts and circumstances existing with respect to the IPS Merger, it has been determined that IPS is the acquirer for accounting purposes, even though IPS is a subsidiary of Orion.

         Accordingly, the IPS Merger has been treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS is being treated as the continuing reporting entity, and thus IPS's historical results have become those of the combined company. Orion's results include the results of IPS for the three months and nine months ended September 30, 2004 and the results of IPS, the Company's surgery and diagnostic center business and MBS (which includes DCPS) for the three months and nine months ended September 30, 2005.

New Line of Credit

         On December 15, 2004, Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement. Under this facility, initially up to $4,000,000 of loans could be made available to Orion, subject to a borrowing base. As discussed below, the amount available under this credit facility has been reduced. Orion borrowed $1,600,000 under this facility concurrently with the closing of the Restructuring. The interest rate under this facility is the prime rate plus 3%. Upon an event of default, HBCC can accelerate the loans or call the Guaranties described below. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

         Pursuant to a Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley IV to HBCC, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the "Brantley Capital Guaranty"), dated as of December 15,

2004, provided by Brantley Capital Corporation ("Brantley Capital") to HBCC, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital.

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

Note 4.  Revenue Recognition

         The Company's surgery and diagnostic center business recognizes revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. Earnings are charged with a provision for contractual adjustments and doubtful accounts based on such factors as historical trends of billing and cash collections, established fee schedules, accounts receivable agings and contractual relationships with third-party payers. Contractual allowances are estimated primarily using each ASC's collection experience. Contractual rates and fee schedules are also helpful in this process. On a rolling average basis, the Company tracks collections as a percentage of related billed charges. This percentage, which is adjusted on a quarterly basis, has proved to be the best indicator of expected realizable amounts from patients and third-party payers. Contractual adjustments and accounts deemed uncollectible are applied against the allowance account. The Company is not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the three months and nine months ended September 30, 2005.

         IPS records revenue based on patient services provided by its affiliated medical groups and for services provided by IntegriMED to its customers. Net patient service revenue is impacted by billing rates, changes in current procedural terminology ("CPT") code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and nine months ended September 30, 2005 and 2004, respectively.

         MBS earns revenues based on the collection of MBS's customers' receivables. Revenues are recognized during the period in which collections were received.

Note 5.  Use of Estimates

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from those estimates.

Note 6.  Segments and Related Information

         In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has two reportable segments as of and for the three and nine months ended September 30, 2005 - PPA and MBS, and one reportable segment as of and for the three and nine months ended September 30, 2004 - PPA. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. The Company's reportable segments consist of: (i) PPA, the pediatric medical groups that provide patient care operating under management services agreements ("MSAs"); and (ii) MBS, which provides practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. Management chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and the Health Insurance Portability and Accountability Act ("HIPAA").

         The following table summarizes key financial information, by reportable segment, as of and for the three months ended September 30, 2005 and 2004, respectively.


                                              For the Three Months Ended September 30, 2005
                                              ---------------------------------------------
                                                   PPA           MBS            Total
                                              -------------  ------------ -----------------
Net operating revenues                          $4,720,121    $2,491,109        $7,211,230
Income from continuing operations                  271,410       150,838           422,248
Depreciation and amortization (including
 charge for impairment of intangible assets)       107,748       285,180           392,928
Total assets                                     9,792,125     9,930,670        19,722,795


                                              For the Three Months Ended September 30, 2004
                                              ---------------------------------------------
                                                   PPA           MBS            Total
                                              -------------  ------------ -----------------

Net operating revenues                          $4,502,917           $-        $4,502,917
Income from continuing operations                  364,767            -           364,767
Depreciation and amortization (including
 charge for impairment of intangible assets)        21,380            -            21,380
Total assets                                    10,414,646            -        10,414,646

         The following table provides a reconciliation of the key financial information by reportable segment to the consolidated totals presented in Orion's consolidated condensed balance sheets and statements of operations as of and for the three months ended September 30, 2005 and 2004, respectively.


                                                         Three Months Ended
                                                            September 30,
                                                         2005            2004
                                                    --------------- ---------------
Net operating revenues:
      Total net operating revenues for reportable
       segments                                         $7,211,230      $4,502,917
      Corporate revenue                                    145,975           6,946
                                                    --------------- ---------------
         Total consolidated net operating revenues      $7,357,205      $4,509,863
                                                    =============== ===============

Loss from continuing operations:
      Total income from continuing operations for
       reportable segments                                $422,248        $364,767
      Charge for impairment of intangible assets        (3,461,351)              -
      Corporate overhead                                (1,839,491)       (572,081)
      Elimination of intercompany transactions            (359,801)       (364,767)
                                                    --------------- ---------------
         Total consolidated loss from continuing
          operations                                   $(5,238,395)      $(572,081)
                                                    =============== ===============

Depreciation and amortization (including charge
 for impairment of intangible assets):
      Total depreciation and amortization for
       reportable segments                                $392,928         $21,380
      Charge for impairment of intangible assets         3,461,351               -
      Corporate depreciation and amortization              215,616         109,037
                                                    --------------- ---------------
         Total consolidated depreciation and
          amortization                                  $4,069,895        $130,417
                                                    =============== ===============

Total assets:
      Total assets for reportable segments             $19,722,795     $10,414,646
      Corporate assets                                   8,425,867         643,534
      Assets held for sale                               2,039,621               -
                                                    --------------- ---------------
         Total consolidated assets                     $30,188,283     $11,058,180
                                                    =============== ===============

         The following table summarizes key financial information, by reportable segment, as of and for the nine months ended September 30, 2005 and 2004, respectively.

                                              For the Nine Months Ended September 30, 2005
                                              ---------------------------------------------
                                                   PPA           MBS            Total
                                              -------------  ------------ -----------------
Net operating revenues                         $14,766,113    $7,684,641       $22,450,754
Income from continuing operations                  813,922       613,737         1,427,659
Depreciation and amortization (including
 charge for impairment of intangible assets)       352,758       858,062         1,210,820
Total assets                                     9,792,125     9,930,670        19,722,795


                                              For the Nine Months Ended September 30, 2004
                                              ---------------------------------------------
                                                   PPA           MBS            Total
                                              -------------  ------------ -----------------

Net operating revenues                         $12,558,896           $-       $12,558,896
Income from continuing operations                  925,838            -           925,838
Depreciation and amortization (including
 charge for impairment of intangible assets)        65,853            -            65,853
Total assets                                    10,414,646            -        10,414,646

         The following table provides a reconciliation of the key financial information by reportable segment to the consolidated totals presented in Orion's consolidated condensed balance sheets and statements of operations as of and for the nine months ended September 30, 2005 and 2004, respectively.

                                                    Nine Months Ended September 30,
                                                         2005            2004
                                                    --------------- ---------------
Net operating revenues:
      Total net operating revenues for reportable
       segments                                        $22,450,754     $12,558,896
      Corporate revenue                                    405,970          26,179
                                                    --------------- ---------------
         Total consolidated net operating revenues     $22,856,724     $12,585,075
                                                    =============== ===============

Loss from continuing operations:
      Total income from continuing operations for
       reportable segments                              $1,427,659        $925,838
      Charge for impairment of intangible assets        (9,824,200)              -
      Corporate overhead                                (4,723,378)     (1,856,293)
      Elimination of intercompany transactions          (1,150,356)       (925,838)
                                                    --------------- ---------------
         Total consolidated loss from continuing
          operations                                  $(14,270,275)    $(1,856,293)
                                                    =============== ===============

Depreciation and amortization (including charge for
 impairment of intangible assets):
      Total depreciation and amortization for
       reportable segments                              $1,210,820         $65,853
      Charge for impairment of intangible assets         9,824,200               -
      Corporate depreciation and amortization            1,124,925         326,047
                                                    --------------- ---------------
         Total consolidated depreciation and
          amortization                                 $12,159,945        $391,900
                                                    =============== ===============

Total assets:
      Total assets for reportable segments             $19,722,795     $10,414,646
      Corporate assets                                   8,425,867         643,534
      Assets held for sale                               2,039,621               -
                                                    --------------- ---------------
         Total consolidated assets                     $30,188,283     $11,058,180
                                                    =============== ===============

Note 7.  Goodwill and Intangible Assets

         Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

         On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method as of June 30, 2005. Based on the pending sales transaction involving the Tuscarawas ASC and Tuscarawas open MRI facility, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the quarter ended June 30, 2005.

         In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close SurgiCare Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable.

Note 8.  Earnings per Share

         Basic earnings per share is calculated on the basis of the weighted average number of Class A Common Stock outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the exercise of stock options and warrants using the treasury stock method, conversion of debt and conversion of Class B and Class C Common Stock.


                                                         Three Months Ended                             Nine Months Ended
                                                         ------------------                             -----------------
                                             September 30, 2005    September 30, 2004    September 30, 2005    September 30, 2004
                                             ------------------    ------------------    ------------------    ------------------
Net loss                                            $ (6,082,287)           $ (896,426)         $ (16,110,705)        $ (2,603,273)
Weighted average common shares outstanding - basic
                                                       10,300,977             8,602,149              9,889,278            8,602,149
Dilutive stock options and warrants                           (a)                   (a)                    (a)                  (a)
Convertible notes                                             (b)                   (b)                    (b)                  (b)
Class B Common Stock                                          (c)                   (c)                    (c)                  (c)
Class C Common Stock                                          (d)                   (d)                    (d)                  (d)
Weighted average common shares outstanding
 - diluted                                             10,300,977             8,602,149              9,889,278            8,602,149
Net loss per share from continuing operations            $ (0.509)             $ (0.067)              $ (1.443)            $ (0.216)
Net loss per share from
 discontinued operations
                                                         $ (0.082)             $ (0.038)              $ (0.186)            $ (0.087)
Net loss per share - basic                               $ (0.591)             $ (0.105)              $ (1.629)            $ (0.303)
Net loss per share - diluted                             $ (0.591)             $ (0.105)              $ (1.629)            $ (0.303)

(a) 1,786,841 and 803,317 options and warrants were outstanding at September 30, 2005 and 2004, respectively. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.
(b) $50,000 and $320,000 of notes were convertible into Class A Common Stock as of September 30, 2005 and 2004, respectively. The conversion price was equal to $3.50 per share until January 31, 2004. Subsequent to that date, the conversion price is equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.
(c) 10,642,306 shares of Class B Common Stock were outstanding at September 30, 2005.
(d) 1,462,120 shares of Class C Common Stock were outstanding at September 30, 2005.

Note 9.  Preferred Stock

         On December 15, 2004, as part of the acquisition and restructuring transactions described in Note 3. Acquisition and Restructuring Transactions, the Company redesignated its common stock as Class A Common Stock and created two new classes of common stock and one new class of preferred stock. The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 (the "Preferred Stock"). Subject to the limitations prescribed by law and the provisions of the Amended and Restated Certificate of Incorporation of the Company, the board of directors is authorized to issue the Preferred Stock from time to time in one or more series, each of such series to have such number of shares, voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions thereof, as shall be determined by the board of directors in a resolution or resolutions providing for the issue of such Preferred Stock. Subject to the powers and rights of any Preferred Stock, including any series thereof, having any preference or priority over, or rights superior to, the common stock, the holders of the common stock shall have and possess all powers and voting and other rights pertaining to the stock of the Company.

         Also on December 15, 2004, all of IPS's outstanding redeemable convertible preferred stock, including accrued and unpaid dividends, was converted to common stock and exchanged for shares of Orion's Class A Common Stock.

Note 10.  Discontinued Operations

         On September 19, 2003, IPS entered into a Mutual Release and Settlement Agreement (the "Settlement Agreement") with Dr. Jane Kao and PediApex Heart Center for Children (the "Heart Center") to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement Agreement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA between IPS and the Heart Center. Additionally, among other provisions, after December 31, 2004, Dr. Kao and the Heart Center were released from any further obligation to IPS arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and MSA with the Heart Center. The operating results of the Heart Center were not included in the consolidated statements of operations of IPS after September 19, 2003 because this medical group did not meet the criteria for consolidation after that date in accordance with Emerging Issues Task Force ("EITF") 97-2. The operations of this component are reflected in the Company's consolidated statements of operations as 'loss from operations of discontinued components' for the three months and nine months ended September 30, 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in Company's financial statements in 2005.

         The following table contains selected financial statement data related to the Heart Center as of and for the three and nine months ended September 30, 2004:


                                            Three Months Ended       Nine Months Ended
                                            September 30, 2004       September 30, 2004
Income statement data:
         Net operating revenues                         $ 634,689             $ 1,860,396
         Direct cost of revenues                          369,598                 873,249
         Operating expenses                               209,729                 866,984
                                         ------------------------- -----------------------
         Net income                                      $ 55,362               $ 120,163
                                         ------------------------- -----------------------
Balance sheet data:
         Current assets                                 $ 210,836               $ 210,836
         Other assets                                      92,510                  92,510
                                         ------------------------- -----------------------
            Total assets                                $ 303,346               $ 303,346
                                         ------------------------- -----------------------
         Current liabilities                            $ 703,877               $ 703,877
         Other liabilities                                    --                       --
                                         ------------------------- -----------------------
            Total liabilities                           $ 703,877               $ 703,877
                                         ------------------------- -----------------------

         As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets related to the Restructuring. As of the closing of the Restructuring, the Company's management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery and diagnostic center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,050 for the quarter ended March 31, 2005. There were no operations for this component in the second or third quarter of 2005.

         The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the three months and nine months ended September 30, 2005:


                                            Three Months Ended        Nine Months Ended
                                            September 30, 2005       September 30, 2005
Income statement data:
         Net operating revenues                               $ --                $ 161,679
         Direct cost of revenues                                --                  221,469
         Operating expenses                                     --                  128,627
                                         ------------------------- ------------------------
         Net loss                                             $ --              $ (188,417)
                                         ------------------------- ------------------------
Balance sheet data:
         Current assets                                       $ --                    $ --
         Other assets                                           --                      --
                                         ------------------------- ------------------------
            Total assets                                      $ --                    $ --
                                         ------------------------- ------------------------
         Current liabilities                                  $ --                    $ --
         Other liabilities                                      --                      --
                                         ------------------------- ------------------------
            Total liabilities                                 $ --                    $ --
                                         ------------------------- ------------------------

         On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the "Settlement") with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a Medical Corporation ("CARDC") to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS as shown on the balance sheet on March 31, 2005 in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps and CARDC have been released from any further obligation to IPS arising from any previous agreement. As a result of the Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended September 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months and nine months ended September 30, 2005 and 2004, respectively. There were no operations for this component in the Company's financial statements for the second and third quarter of 2005.

         The following table contains selected financial statement data related to CARDC as of and for the three months and nine months ended September 30, 2005 and 2004, respectively:

                                            Three Months Ended                                 Nine Months Ended
                                September 30, 2005      September 30, 2004        September 30, 2005       September 30, 2004
                                ------------------      ------------------        ------------------       ------------------
Income statement data:
         Net operating revenues                  $ --               $ 839,094                  $ 848,373             $ 2,518,510
         Direct cost of revenues                   --                 588,741                    523,255               1,728,828
         Operating expenses                        --                 211,653                    286,418                 674,482
                                --------------------- ----------------------- - ------------------------ -----------------------
         Net income                              $ --                $ 38,700                   $ 38,700               $ 115,200
                                --------------------- ----------------------- - ------------------------ -----------------------

Balance sheet data:
         Current assets                          $ --               $ 229,199                        $ --              $ 229,199
         Other assets                              --                  11,421                          --                 11,421
                                --------------------- ----------------------- - ------------------------ -----------------------
            Total assets                         $ --               $ 240,620                        $ --               $ 240,620
                                --------------------- ----------------------- - ------------------------ -----------------------

         Current liabilities                     $ --               $ 332,997                        $ --               $ 332,997
         Other liabilities                         --                      --                          --                      --
                                --------------------- ----------------------- - ------------------------ ------------------------
            Total liabilities                    $ --               $ 332,997                        $ --               $ 332,997
                                --------------------- ----------------------- - ------------------------ ------------------------

         On June 7, 2005, as described in Note 1. General - Description of Business, the Company, via its IPS subsidiary executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months and nine months ended September 30, 2005 and 2004, respectively. There were no operations for this component in the Company's financial statements for the third quarter of 2005.

         The following table contains selected financial statement data related to IntegriMED as of and for the three months and nine months ended September 30, 2005 and 2004, respectively:

                                              Three Months Ended                                 Nine Months Ended
                                  September 30, 2005      September 30, 2004        September 30, 2005       September 30, 2004
                                  ------------------      ------------------        ------------------       ------------------
Income statement data:
         Net operating revenues                    $ --                $ 46,597                  $ 191,771               $ 156,461
         Direct cost of revenues                     --                      --                         --                      --
         Operating expenses                          --                 468,364                    899,667               1,149,130
                                ----------------------- ----------------------- - ------------------------ -----------------------
         Net loss                                  $ --             $ (421,767)                $ (707,896)             $ (992,669)
                                ----------------------- ----------------------- - ------------------------ -----------------------
Balance sheet data:
         Current assets                            $ --               $ 287,656                        $ --              $ 287,656
         Other assets                                --                  72,566                          --                 72,566
                                ----------------------- ----------------------- - ------------------------ -----------------------
            Total assets                           $ --               $ 360,222                        $ --              $ 360,222
                                ----------------------- ----------------------- - ------------------------ -----------------------
         Current liabilities                       $ --               $ 454,337                        $ --              $ 454,337
         Other liabilities                           --                       --                         --                     --
                                ----------------------- ----------------------- - ------------------------ -----------------------
            Total liabilities                      $ --               $ 454,337                        $ --              $ 454,337
                                ----------------------- ----------------------- - ------------------------ -----------------------

         On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in the Tuscarawas ASC and MRI facility in Dover, Ohio. These transactions, which were deemed to be effective as of 12:01 a.m. on October 1, 2005, and are described in greater detail in Note 14. Subsequent Events. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the Tuscarawas ASC and Tuscarawas open MRI facility have been reclassified as assets held for sale and liabilities held for sale on the Company's consolidated balance sheet as of September 30, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months and nine months ended September 30, 2005.

         The following table contains selected financial statement data related to the Tuscarawas ASC and Open MRI as of and for the three months and nine months ended September 30, 2005:

                                                         Three Months Ended       Nine Months Ended
                                                         September 30, 2005       September 30, 2005
Income statement data:
         Net operating revenues                                      $ 737,355             $ 2,408,156
         Direct cost of revenues                                       383,657               1,102,898
         Operating expenses                                            443,772               1,364,214
                                                      ------------------------- -----------------------
         Net loss                                                   $ (90,074)              $ (58,956)
                                                      ------------------------- -----------------------
Balance sheet data:
         Cash overdraft                                             $ (45,074)              $ (45,074)
         Accounts receivable, net                                      615,293                 615,293
         Other current assets                                           70,953                  70,953
         Property and equipment, net                                 1,327,073               1,327,073
         Other long-term assets                                         71,376                  71,376
                                                      ------------------------- -----------------------
            Total assets held for sale                              $2,039,621              $2,039,621
                                                      ------------------------- -----------------------

         Accounts payable and accrued expenses                        $617,186                $617,186
         Capital lease obligation                                      374,256                 374,256
         Long-term debt                                                454,056                 454,056
                                                      ------------------------- -----------------------
            Total liabilities held for sale                        $ 1,445,498             $ 1,445,498
                                                      ------------------------- -----------------------

         On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. This transaction is described in Note 14. Subsequent Events. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months and nine months ended September 30, 2005 and 2004, respectively.

         The following table contains selected financial statement data related to Sutter as of and for the three months and nine months ended September 30, 2005 and 2004, respectively:

                                            Three Months Ended                                  Nine Months Ended
                                September 30, 2005      September 30, 2004         September 30, 2005        September 30, 2004
                                ------------------      ------------------         ------------------        ------------------
Income statement data:
         Net operating revenues            $ 106,151               $ 108,861                    $ 322,470               $ 327,340
         Direct cost of revenues              54,372                  55,595                      169,353                 164,843
         Operating expenses                   49,068                  49,906                      144,696                 152,170
                                --------------------- ----------------------- - -------------------------- -----------------------
         Net income                          $ 2,711                 $ 3,360                      $ 8,421                $ 10,327
                                --------------------- ----------------------- - -------------------------- -----------------------

Balance sheet data:
         Current assets                    $ 102,924                $ 96,271                    $ 102,924                $ 96,271
         Other assets                         14,066                  14,736                       14,066                  14,736
                                --------------------- ----------------------- - -------------------------- -----------------------
            Total assets                   $ 116,990               $ 111,007                    $ 116,990               $ 111,007
                                --------------------- ----------------------- - -------------------------- -----------------------

         Current liabilities                $ 21,778                $ 10,277                     $ 21,778                $ 10,277
         Other liabilities                        --                       --                          --                      --
                                --------------------- ----------------------- - -------------------------- -----------------------
            Total liabilities               $ 21,778                $ 10,277                     $ 21,778                $ 10,277
                                --------------------- ----------------------- - -------------------------- -----------------------

         In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close SurgiCare Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company has recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months and nine months ended September 30, 2005.

         The following table contains selected financial statement data related to SurgiCare Memorial Village as of and for the three months and nine months ended September 30, 2005:


                                            Three Months Ended        Nine Months Ended
                                            September 30, 2005       September 30, 2005
Income statement data:
         Net operating revenues                          $ 61,046              $ 1,329,899
         Direct cost of revenues                          432,739                1,186,019
         Operating expenses                               384,836                1,134,303
                                         ------------------------- ------------------------
         Net loss                                     $ (756,529)              $ (990,423)
                                         ------------------------- ------------------------

Balance sheet data:
         Current assets                                 $ 714,255                $ 714,255
         Other assets                                     552,107                  552,107
                                         ------------------------- ------------------------
            Total assets                              $ 1,266,362              $ 1,266,362
                                         ------------------------- ------------------------

         Current liabilities                            $ 940,149                $ 940,149
         Other liabilities                                 52,546                   52,546
                                         ------------------------- ------------------------
            Total liabilities                           $ 992,695                $ 992,695
                                         ------------------------- ------------------------

         The following table summarizes the components of loss from operations of discontinued components:


                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                        2005        2004           2005          2004
                                                  --------------------------   ----------------------------
Loss from operations of discontinued components:
------------------------------------------------
Heart Center
    Net income                                               $-     $55,362               $-      $120,163
CARDC
    Net income                                                -      38,700           38,700      $115,200
    Gain on disposal                                          -                      268,292
Bellaire SurgiCare
    Net loss                                                  -           -         (188,417)            -
    Loss on disposal                                          -           -         (163,050)            -
IntegriMED
    Net loss                                                  -    (421,767)        (707,896)     (992,669)
    Loss on disposal                                          -           -          (47,101)            -
Tuscarawas ASC and Open MRI
    Net loss                                            (90,074)          -          (58,956)            -
Dr. Sutter
    Net income                                            2,711       3,360            8,421        10,327
SurgiCare Memorial Village
    Net loss                                           (756,529)          -         (990,423)            -
                                                  ---------------------------------------------------------
        Total loss from operations of discontinued
         components                                   $(843,892)  $(324,345)     $(1,840,430)    $(746,979)
                                                  =========================================================

Note 11.  Litigation

         On October 5, 2004, Orion's predecessor, SurgiCare, was named as a defendant in a suit entitled Shirley Browne and Bellaire Anesthesia Management Consultants, Inc. ("BAMC") v. SurgiCare, Inc., Bellaire SurgiCare, Inc., Sherman Nagler, Jeffrey Penso, and Michael Mineo, in the 152nd Judicial District Court of Harris County, Texas, Cause No. 2004-55688. The dispute arises out of the for cause termination of BAMC's exclusive contract to provide anesthesia services to Bellaire SurgiCare, Inc. Ms. Browne had filed a charge of discrimination with the EEOC on February 6, 2004, claiming that she was terminated in retaliation for having previously complained about discriminatory treatment and a hostile work environment. She claimed she had been discriminated against based on her sex, female, and retaliated against in violation of Title VII. The Company denied Ms. Browne's allegations of wrongdoing. The EEOC mediation took place in May 2004. The mediation was unsuccessful. The EEOC declined to institute an action and issued a right to sue letter, which prompted the lawsuit. Ms. Browne filed suit shortly thereafter. The parties have reached a preliminary settlement, which has been accrued for as of September 30, 2005, on all matters for dismissal of all claims.

         On July 12, 2005, Orion was named as a defendant in a suit entitled American International Industries, Inc. vs. Orion HealthCorp, Inc., previously known as SurgiCare, Inc., Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., and Brantley Venture Partners IV, L.P. in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. This case involves allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing American International Industries, Inc. ("AII") to convert its SurgiCare Class AA convertible preferred stock ("Class AA Preferred Stock") into shares of Orion's Class A Common Stock. AII asserts that the value of its Class A Common Stock of Orion has fallen as a direct result of the alleged material misrepresentations by the Company. AII is seeking actual damages of $3,800,000, punitive damages of $3,800,000, and rescission of the agreement to convert the Class AA Preferred Stock into Class A Common Stock. The Company and the other defendants filed an Answer denying the allegations set forth in the Complaint.

         In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company's management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company's financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

Note 12.  Employee Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

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

                                              Three Months Ended                                 Nine Months Ended
                                  September 30, 2005      September 30, 2004        September 30, 2005       September 30, 2004
                                  ------------------      ------------------        ------------------       ------------------
Net loss - as reported                   $ (6,082,287)             $ (896,426)             $ (16,110,705)           $ (2,603,273)
Deduct:  Total stock-based
 employee compensation (expense
 determined under the fair value-
 based method for all awards), net
 of tax effect                                (45,831)                (26,363)                  (109,589)               (128,883)
                                  --------------------- -----------------------   ------------------------ -----------------------
Net loss - pro forma                     $ (6,128,118)             $ (922,789)             $ (16,220,294)           $ (2,732,156)
                                  ===================== =======================   ======================== =======================
Net loss per share:
Basic - as reported                          $ (0.591)               $ (0.104)                  $ (1.629)               $ (0.303)
Basic - pro forma                            $ (0.595)               $ (0.107)                  $ (1.640)               $ (0.318)
Diluted - as reported                        $ (0.591)               $ (0.104)                  $ (1.629)               $ (0.303)
Diluted - pro forma                          $ (0.595)               $ (0.107)                  $ (1.640)               $ (0.318)

         On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company. In the third quarter of 2005, 360,000 stock options to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions currently duplicated at the Company's Houston and Atlanta facilities. No options were granted to employees for the first nine months of 2004. The information for 2004 relates to SurgiCare prior to the acquisition and restructuring transactions.

Note 13.  Long-Term Debt and Lines of Credit

         Following is a summary of the Company's long-term debt and lines of credit as of September 30, 2005 and December 31, 2004, respectively.


                                                                                                           As of
                                                                                                  September    December
                                                                                                   30, 2005    31, 2004
                                                                                                 ----------- -----------
Promissory note due to sellers of MBS, bearing interest at 8%, interest payable monthly or on
 demand, matures December 15, 2007                                                               $1,000,000  $1,000,000

Working capital loan due to sellers of MBS, non-interest bearing, due on demand                     299,545     383,112

Term loan with a financial institution, non-interest bearing, matures November 15, 2010           3,114,539   3,135,853

Revolving line of credit with a financial institution, bearing interest at 6.5%, interest payable
 monthly or on demand, $500,000 matures December 2005 and $287,650 matures June 2006                777,964     787,650

$2,750,000 revolving line of credit, bearing interest at prime (6.75% at September 30, 2005) plus
 3%, interest payable monthly, matures December 14, 2006                                          2,260,601   1,316,937

Convertible notes, bearing interest at 18%, interest payable monthly, matured October 2004           50,000     320,000

Note payable due to a related party, bearing interest at 6%, interest payable monthly, matures
 November 24, 2005                                                                                   22,569      50,000

Insurance financing note payable, bearing interest at 5.25%, interest payable monthly, matures
 January 2006                                                                                        (8,449)      7,621

Convertible promissory notes due to a related party, bearing interest at 9%, matures April 19,
 2006                                                                                             1,250,000           -
                                                                                                 ----------- -----------
Total                                                                                            $8,766,769  $7,001,173
Less: current portion                                                                            (4,889,356) (2,762,334)
                                                                                                 ----------- -----------
Total long-term debt                                                                             $3,877,413  $4,238,839
                                                                                                 =========== ===========

Note 14.  Subsequent Events

         On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in the Tuscarawas ASC and the Tuscarawas open MRI facility in Dover, Ohio. On September 30, 2005, Orion executed a Purchase Agreement (the "TASC Agreement") by and among Tuscarawas Ambulatory Surgery Center, L.L.C. ("TASC"), each of the individuals holding a minority equity interest in TASC (the "TASC Selling Investors" and together with Orion, the "TASC Sellers") and Union Hospital ("Union"). The consummation of the transactions contemplated by the TASC Agreement (the "TASC Closing") occurred concurrently with the execution of the TASC Agreement, as amended by the Closing Distribution Agreement, which was deemed to be effective as of 12:01 a.m. on October 1, 2005 (the "TASC Closing Date").

         Prior to the execution of the TASC Agreement, the TASC Sellers owned units in TASC, which is organized as an Ohio limited liability corporation. Under the TASC Agreement, the TASC Selling Investors agreed to sell 19.5 ownership units (the "TASC Units") to Union and Orion agreed to sell 54 TASC Units, which represents 100% of Orion's equity interests in TASC, to Union, such that upon the TASC Closing Date, Union would own 70% of the TASC Units.

         As consideration for the purchase of these TASC Units, Union paid a price of $12,666.67 per TASC Unit for a total purchase price of $950,000. The purchase price, less $82,632.47 in closing costs, was paid to the TASC Sellers as follows on the TASC Closing Date:

     (i)  Payment to Orion of $208,823.73 in immediately available funds;
     (ii) Retention by Orion of the $250,000 escrow closing deposit previously paid by Union;
    (iii) As a portion of the single note payable from Union to Orion due on or before March 30, 2006 in the gross amount of $530,547.37 (the "Note")[which relates to all three transactions described herein], the amount of $196,638.75; and
     (iv) Payment of 100% of the net purchase price to the TASC Selling Investors (collectively, $217,909.11), such amount to be by cashier's or certified check.

         Additionally, as part of the TASC Agreement, Orion executed a management services agreement (the "TASC MSA) with TASC for a period of two years from the Closing Date. The terms of the TASC MSA are substantially the same as those of the management services agreement under which Orion performed management services prior to the execution of the TASC Agreement.

         On September 30, 2005 and concurrent with the execution of the TASC Agreement, Union and TASC Anesthesia, L.L.C. ("TASC Anesthesia"), an Ohio limited liability company whose sole member is TASC, executed an Asset Purchase Agreement (the "TASC Anesthesia Agreement") to purchase certain assets of TASC Anesthesia for the purchase price of $77,524.00, payable to the TASC Sellers on a pro rata basis, determined by the TASC Units that were owned by each TASC Seller immediately prior to the execution of the TASC Agreement. The consummation of the transactions contemplated by the TASC Anesthesia Agreement (the "TASC Anesthesia Closing") occurred concurrently with the execution of the TASC Anesthesia Agreement, as amended by the Closing Distribution Agreement, which was deemed to be effective as of 12:01 a.m. on October 1, 2005 (the "TASC Anesthesia Closing Date"). The consideration for the TASC Anesthesia Agreement was paid to the TASC and then distributed to the TASC Sellers as follows as of the TASC Anesthesia Closing Date:

     (i)  Payment to Orion of $27,908.64 in immediately available funds;
     (ii) As a portion of the Note, the amount of $11,960.85; and
     (iii) Payment of 100% of the purchase  price to the TASC Selling  Investors
          (collectively,   $37,986.76),  such  amount  to  be  by  cashier's  or
          certified check.

         On September 30, 2005, Orion executed a Purchase Agreement (the "TOM Agreement") by and among Tuscarawas Open MRI, L.P. ("TOM"), each of the individuals holding a minority equity interest in TOM (the "TOM Selling Investors" and together with Orion, the "TOM Sellers") and Union. The consummation of the transactions contemplated by the TOM Agreement (the "TOM Closing") occurred concurrently with the execution of the TOM Agreement, as amended by the Closing Distribution Agreement, which was deemed to be effective as of 12:01 a.m. on October 1, 2005 (the "TOM Closing Date").

         Prior to the execution of the TOM Agreement, the TOM Sellers owned general or limited partnership interests in TOM (together, the "Interests"), which is organized as an Ohio limited partnership. Under the TOM Agreement, the TOM Selling Investors agreed to sell 29% of the Interests (the "TOM Interests") to Union and Orion agreed to sell 41% of the TOM Interests, which represents 100% of Orion's equity interests in TOM, to Union, such that upon the TOM Closing Date, Union will own 70% of the TOM Interests.

         As consideration for the purchase of these TOM Interests, Union paid a price of $26,640.34 per TOM Interest for a total purchase price of $2,188,237.35. The purchase price, less $82,632.47 in closing costs, was paid to the TOM Sellers as follows as of the TOM Closing Date:

     (i)  Payment to Orion of $486,426.85 in immediately available funds;
     (ii) Retention by Orion of the $250,000 escrow closing deposit previously paid by Union;
     (iii) As a portion of the Note, the amount of $321,947.77; and
     (iv) Payment of 100% of the net purchase price to the TASC Selling Investors (collectively, $1,047,230.43), such amount to be by cashier's or certified check.

         Additionally, as part of the TOM Agreement, Orion executed a management services agreement (the "TOM MSA") with TOM for a period of two years from the Closing Date. The terms of the TOM MSA are substantially the same as those of the management services agreement under which Orion performed management services prior to the execution of the TOM Agreement.

         On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS as shown on the balance sheet on October 31, 2005 in exchange for termination of the MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter has been released from any further obligation to IPS arising from any previous agreement.

         In November 2005, the Company decided that, as a result of ongoing losses at its SurgiCare Memorial Village ASC, it would need to either find a buyer for the Company's equity interests in SurgiCare Memorial Village or close the facility. The Company is in the process of identifying any charges related to selling or closing SurgiCare Memorial Village and will record such charges, if any, in the Company's financial statements in the period in which they are determinable.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                                                         DESCRIPTION
------------------      ------------------------------------------------------------------------------------------------------------
Exhibit 2.1             Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.)
                        and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on
                        Form 8-K filed on June 13, 2005)
Exhibit 2.2             Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery Center,
                        L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas
                        Ambulatory Surgery Center, L.L.C., and Union Hospital (Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on October 7, 2005)
Exhibit 2.3             Asset Purchase Agreement, dated as of September 30, 2005, by and between Union Hospital and TASC
                        Anesthesia, L.L.C. (Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on
                        Form 8-K filed on October 7, 2005)
Exhibit 2.4             Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion
                        HealthCorp, Inc each of the individuals holding a minority equity interest in Tuscarawas Open MRI, L.P., and Union Hospital (Incorporated by reference to Exhibit 2.3 filed with the Company's Current Report on
                        Form 8-K filed on October 7, 2005)
Exhibit 10.1            First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp,
                        Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and Healthcare Business Credit
                        Corporation (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form
                        10-QSB filed on May 13, 2005)
Exhibit 10.2            Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P.
                        to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.2 filed with the
                        Company's Quarterly Report on Form 10-QSB filed on May 13, 2005)
Exhibit 10.3            Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital
                        Corporation to Healthcare Business Credit Corporation (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-QSB filed on May 13, 2005)
Exhibit 10.4            Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and
                        Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current
                        Report on Form 8-K filed on June 7, 2005)
Exhibit 10.5            Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and
                        Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company's Current
                        Report on Form 8-K filed on June 7, 2005)
Exhibit 10.6            Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 filed with the Company's Quarterly Report on Form 10-QSB filed on August 12, 2005)
Exhibit 10.7            Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005
                        (Incorporated by reference to Exhibit 10.7 filed with the Company's Quarterly Report on Form 10-QSB filed on August 12, 2005)
Exhibit 10.8            Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion HealthCorp,
                        Inc. and Keith G. LeBlanc
Exhibit 31.1            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1            Section 1350 Certification
Exhibit 32.2            Section 1350 Certification