Form 10KSB
period 2005-12-31
ORION HEALTHCORP INC
filed 2006-03-31
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The registrant’s revenues for fiscal year ended December 31, 2005: $29,564,885

The aggregate market value of the shares of Class A Common Stock of the Registrant (excluding the Class B Common Stock and Class C Common Stock) held by non-affiliates on March 27, 2006 was approximately $3,301,288 based upon the closing price per share for the registrant’s Class A Common Stock on the American Stock Exchange on that day. The aggregate market value of the shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of the registrant held by non-affiliates on March 27, 2006 (assuming full conversion of Class B Common Stock and Class C Common Stock into shares of Class A Common Stock) was approximately $3,359,249 based upon the closing price per share for the registrant’s Class A Common Stock on the American Stock Exchange on that day.

As of March 27, 2006, 12,428,042 shares of the registrant’s Class A Common Stock, par value $0.001, were outstanding, 10,448,470 shares of the registrant’s Class B Common Stock, par value $0.001, were outstanding and 1,437,572 shares of the registrant’s Class C Common Stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be filed on or about April 12, 2006 in connection with the Annual Meeting of Stockholders to be held on May 12, 2006, have been incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

ORION HEALTHCORP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act,” and collectively, with the Securities Act, the “Acts”). Forward-looking statements include statements preceded by, followed by or that include the words “may,” “will,” “would,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of Orion HealthCorp, Inc. and its affiliated companies (“Orion” or the “Company”) described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, the loss of major customers, labor and employee benefits, forbearance on the Company’s revolving lines of credit as a result of the Company’s default on its financial covenants, increases in interest rates on the Company’s indebtedness as well as general market conditions, competition and pricing, integration of business and operations and the success of the Company’s business strategies. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Orion is a healthcare services organization providing outsourced business services to physicians. The Company serves the physician market through two subsidiaries, Integrated Physician Solutions, Inc. (“IPS”), which provides business and management services to general and subspecialty pediatric physician practices; and Medical Billing Services, Inc. (“MBS”), which provides billing, collection and practice management services, primarily to hospital-based physicians.

The Company was incorporated in Delaware on February 24, 1984 as Technical Coatings, Incorporated. On December 15, 2004, the Company completed a transaction to acquire IPS (the “IPS Merger”) and to acquire Dennis Cain Physician Solutions, Ltd. (“DCPS”) and MBS (the “DCPS/MBS Merger”) (collectively, the “2004 Mergers”). As a result of these transactions, IPS and MBS became wholly owned subsidiaries of the Company, and DCPS is a wholly owned subsidiary of MBS. Simultaneously with the 2004 Mergers, the Company changed its name from SurgiCare, Inc. to Orion. (See “Part I. Item 1. Description of Business — Acquisitions and Restructuring Transactions.”)

On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, the Company consummated its restructuring transactions (the “Closing”), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the “Reverse Stock Split”). SurgiCare common stock was converted to Orion Class A Common Stock (the “Reclassification”). The Company also created Class B Common Stock and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

Strategic Focus

In April 2005, the Company initiated a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this strategic plan, the Company began to divest certain non-strategic assets. In addition, the Company ceased investment in business lines that did not complement the Company’s strategic plan and redirected financial resources and company personnel to areas that management believes enhance long-term growth potential. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Consistent with its strategic plan, the Company also completed a series of transactions involving the divestiture of non-strategic assets in 2005.

Integrated Physician Solutions

IPS, a Delaware corporation, was founded in 1996 to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999.

As of December 31, 2005, IPS managed nine practice sites, representing five medical groups in Illinois and Ohio. IPS provides human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services to these medical groups. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

There is a standard forty-year management service agreement (“MSA”) between IPS and the various affiliated medical groups whereby a management fee is paid to IPS. IPS owns all of the assets used in the operation of the medical groups. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians and treated as an expense on IPS’s financial statements as “physician group distribution.”

Medical Billing Services

MBS is based in Houston, Texas and was incorporated in Texas on October 16, 1985. DCPS is based in Houston, Texas and was organized as a Texas limited liability company on September 16, 1998. DCPS reorganized as a Texas limited partnership on August 31, 2003. MBS (which includes the operations of DCPS) offers its clients a complete outsourcing service, which includes practice management and billing and collection services more fully described below, allowing them to avoid the infrastructure investment in their own back-office operations. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens.

Medical Practice Management Services.  MBS provides a wide range of management services to medical practices. These management services help create a more efficient medical practice, providing assistance with the business aspects associated with operating a medical practice. MBS’s management services include the following:

•	Accounting and bookkeeping services;

•	Evaluation of staffing needs;

•	Provision of temporary staff services;

•	Quality assurance program development;

•	Physician credentialing assistance;

•	Fee schedule review, specific to locality;

•	Formulation of scheduling systems; and

•	Training and continuing education programs.

Billing and Collection Services.  MBS provides billing and collection services to its clients. These include coding, reimbursement services, charge entry, claim submission, collection activities, and financial reporting services, including:

•	Current Procedural Terminology (“CPT”) and International Classification of Diseases (“ICD-9”) utilization reviews;

•	Charge ticket (superbill) evaluations;

•	Fee schedule analyses;

•	Reimbursement audits; and

•	Training seminars.

Managed Care Consulting Services.  MBS provides consulting services to assist clients with navigating and interacting with managed care organizations. Some of the managed care consulting services are:

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

MBS provides services to approximately 58 customers throughout Texas. These customers include anesthesiologists, pathologists, and radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ambulatory surgery centers (“ASCs.”)

Ambulatory Surgery Center Business

As of December 31, 2005, the Company owned interests as general partner in two ASCs, both of which are located in Texas. The Company sold its interest in SurgiCare Memorial Village L.P. (“Memorial Village”) effective January 31, 2006 and in San Jacinto Surgery Center Ltd. (“San Jacinto”) effective March 1, 2006. (See “Part I. Item 1. Description of Business — Certain Recent Developments.”) The following table sets forth information related to Orion’s ASCs in operation at December 31, 2005:

		Acquisition
Name	Location	Date	Ownership

SurgiCare Memorial Village L.P.	Houston, Texas	Oct. 2000	49%
San Jacinto Surgery Center Ltd.	Baytown, Texas	Oct. 2000	10%

On March 1, 2005, the Company closed its wholly owned subsidiary, Bellaire SurgiCare, Inc. (“Bellaire SurgiCare”), and consolidated its operations with the operations of Memorial Village.

In April 2005, due to unsatisfactory financial performance of the Company’s surgery centers and in accordance with its strategic plan, the Company began the process of divesting its surgery center ownership interests.

On September 30, 2005, Orion executed purchase agreements to sell its 51% ownership interest in Tuscarawas Ambulatory Surgery Center, L.L.C. (“TASC”) and its 41% ownership interest in Tuscarawas Open MRI, L. P., (“TOM”) both located in Dover, Ohio, to Union Hospital (“Union”). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. (“TASC Anesthesia”), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM.

As consideration for the purchase of the 70% ownership interests in TASC and TOM, Union paid purchase prices of $950,000 and $2,188,237, respectively. Orion’s portion of the total proceeds for TASC, TASC Anesthesia and TOM, after closing costs of $82,632, was cash in the amount of $1,223,159 and a note due on or before March 30, 2006 in the amount of $530,547. As a result of these transactions, Orion no longer has an ownership interest in TASC, TOM or TASC Anesthesia.

Additionally, as part of the TASC and TOM transactions, Orion executed two-year management services agreements (the “TASC MSA” and the “TOM MSA”) with terms substantially the same as those of the management services agreements under which Orion performed management services to TASC and TOM prior to the transactions. In the first quarter of 2006, the Company received notification that Union was exercising its option to terminate the TASC MSA and TOM MSA. (See “Part I. Item 1. Description of Business — Certain Recent Transactions.)

Acquisitions and Restructuring Transactions

Acquisition of IPS

In connection with the IPS Merger, IPS equity holders and certain IPS debt holders received an aggregate of 4,470,654 shares of the Company’s Class A Common Stock. This number approximately equaled the total number of shares of SurgiCare common stock outstanding on a fully diluted basis immediately prior to closing the IPS Merger and the other transactions consummated at the Closing.

Statement of Financial Accounting Standards (“SFAS”) No. 141 requires that, in a business combination effected through the issuance of shares or other equity interests, as in the case of the IPS Merger, a determination be made as to which entity is the acquirer for accounting purposes. This determination is principally based on the relative voting rights in the combined entity held by existing stockholders of each of the combining companies, the composition of the board of directors of the combined entity, and the expected composition of the executive management of the combined entity. Based on an assessment of the relevant facts and circumstances existing with respect to the IPS Merger, it was determined that IPS was the acquirer for accounting purposes, even though IPS is a subsidiary of Orion.

Accordingly, the IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, has been allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity, and, thus, IPS’s historical results have become those of the combined company.

Issuance of Class B Common Stock

On December 15, 2004, Orion issued 11,482,261 shares of its Class B Common Stock (the “Investment Transaction”) to Brantley Partners IV, L.P. (“Brantley IV”) and various other investors for $13,328,350 in cash. The Class B Common Stock was issued pursuant to the terms of (i) the Amended and Restated Stock Subscription Agreement dated February 9, 2004, as amended on July 16, 2004, between Brantley IV and SurgiCare, (ii) the Supplemental Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and certain affiliates of Brantley IV, and (iii) the Second Amendment and Supplement to Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and certain other investors, including Brantley Capital Corporation (“Brantley Capital”), an affiliate of Brantley IV.

At the Closing, Orion used $6,037,111 of the proceeds of the Investment Transaction to repay the outstanding principal and a portion of the accrued but unpaid interest on a note owed immediately prior to the Closing by SurgiCare and IPS to an affiliate of Brantley IV. Additionally, the Company used $3,683,492 of the proceeds of the Investment Transaction to repay a portion of the indebtedness owed by the Company to unaffiliated third parties and restructured additional existing indebtedness. The shares of Class B Common Stock are convertible into shares of Class A Common Stock based on a formula described under the caption “Item 5. Market for Common Equity and Related Stockholder Matters — Recent Sales of Unregistered Securities.”

The shares received by Brantley IV, Brantley Capital and the other co-investors constituted approximately 69.6% of Orion’s outstanding equity after the Closing, on an as-converted basis. Brantley IV also received the option to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing.

Acquisition of DCPS and MBS

In connection with the DCPS/MBS Merger, holders of MBS common stock, DCPS limited partnership interests and Dennis Cain Management, LLC (“DCM”) limited liability company interests received an aggregate of $3,000,000 in cash, promissory notes of Orion in the aggregate principal amount of $1,000,000 and 1,575,760 shares of the Company’s Class C Common Stock. The purchase price was subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly formed company and its predecessors in 2004 and 2005. Pursuant to the DCPS/MBS Merger Agreement the adjustments were based on whether DCPS and MBS, on a combined basis, meet an earnings before income taxes, depreciation and amortization (“EBITDA”) target of $2 million for the fiscal years ended December 31, 2004 and 2005. Additionally, two of the principal owners of DCPS and MBS, as part of employment agreement executed in connection with the DCPS/MBS Merger, were entitled to receive additional payments up to $175,000 each based on the amount by which EBITDA of DCPS and MBS on a combined basis exceeded $1.2 million for the year ended December 31, 2005. The Company has accrued a liability in the amount of $840,286 as of December 31, 2005 based on these provisions and adjusted the purchase price accordingly. The Company will also issue 285,726 shares of Class A Common Stock as a result of this purchase price adjustment. In addition, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the DCPS and MBS equity. The shares of Class C Common Stock are convertible into shares of Class A Common Stock based on a formula described under the caption “Item 5. Market for Common Equity and Related Stockholder Matters — Recent Sales of Unregistered Securities.”

New Line of Credit and Debt Restructuring

In connection with the Closing, Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the “Loan and Security Agreement”), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (“CIT”). Under this facility, up to $4,000,000 of loans could be made available to Orion, subject to a borrowing base, which is determined based on a percentage of eligible outstanding accounts receivable less than 180 days old. As discussed below, the amount available under this credit facility has been reduced. Orion borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility was equal to the prime rate plus 3%. Upon an event of default, CIT can accelerate the loans or call the guaranties described below. (Please see “Part II, Item 8B. Other Information” for additional discussion regarding the Company’s defaults under the Loan and Security Agreement.) In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services (collectively, “DVI”) from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

Pursuant to the Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to the Guaranty Agreement (the “Brantley Capital Guaranty”; and together with the Brantley IV Guaranty, collectively, the “Guaranties”), dated as of December 15, 2004, provided by Brantley Capital to CIT, Brantley Capital agreed to provide a deficiency guaranty in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of March 31, 2006.

Post-Restructuring Loan Transactions

On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the “First Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the “First Note”) payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company’s outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First Note is due in a lump sum on April 19, 2006 (the “First Note Maturity Date”); (iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “First Note Conversion Price”). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of March 31, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,076,283 shares of Class A Common Stock. The Company is in the process of negotiating an extension on the First Note.

On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the “Second Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the “Second Note”) payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company’s outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due in a lump sum on April 19, 2006 (the “Second Note Maturity Date”); (iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “Second Note Conversion Price”). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of March 31, 2006, if Brantley IV were to convert the Second Note, the Company would have to issue 234,423 shares of Class A Common Stock. The Company is in the process of negotiating an extension on the Second Note.

Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the “First Amendment”), dated March 22, 2005, with certain of the Company’s affiliates and subsidiaries, and CIT, whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley IV Guaranty”), dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley Capital Guaranty”), dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV.

In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided “Default Rate” of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company’s ability to continue as a going concern.

2005 IPS Transactions

On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “CARDC Settlement”) with Dr. Bradley E. Chipps, M.D. and Capital Allergy and Respiratory Disease Center, a medical corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other.

On June 7, 2005, InPhySys, Inc. (f/k/a IntegriMED, Inc.) (“IntegriMED”), a wholly owned subsidiary of IPS, executed an Asset Purchase Agreement (the “IntegriMED Agreement”) with eClinicalWeb, LLC (“eClinicalWeb”) to sell substantially all of the assets of IntegriMED. The IntegriMED Agreement was deemed to be effective as of midnight on June 6, 2005. As consideration for the purchase of the acquired assets, eClinicalWeb issued to IntegriMED the following: (i) a two percent (2%) ownership interest in eClinicalWeb; and (ii) $69,034, for the payoff of certain leases and purchase of certain software. Also eClinicalWeb agreed to sublease certain office space from IPS that was occupied by employees of IntegriMED.

On October 31, 2005, IPS executed a Mutual Release and Settlement Agreement (the “Sutter Settlement”) with John Ivan Sutter, M.D., PA (“Dr. Sutter”) to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter purchased the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other.

Certain Recent Developments

On January 12, 2006, the Company was notified by Union that it was exercising its option to terminate the TOM MSA as of March 12, 2006. In 2005, management fee revenue related to TOM was $38,837.

On February 3, 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA as of April 3, 2006. In 2005, management fee revenue related to TASC was $95,846.

On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the “Memorial Agreement”) for the sale of substantially all of its assets to First Surgical Memorial Village, L.P. (“First Surgical”). Memorial Village is approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of Orion. The Agreement was deemed to be effective as of January 31, 2006.

As consideration for the acquired assets, Memorial Village received a total purchase price of $1,100,000, of which Orion received approximately $815,000 after payment of certain legal and other post-closing expenses. The proceeds received by Orion consisted of (i) approximately $677,000 representing the principal amount of a note payable owed to Orion from Memorial Village, (ii) approximately $99,000 representing Orion’s pro-rata share of the net proceeds after payment of certain legal and other post-closing expenses, and (iii) a reserve fund of approximately $39,000, pending approval of the assumption of certain capital leases by First Surgical.

On March 1, 2006, San Jacinto Surgery Center, Ltd. (“San Jacinto”) executed an Asset Purchase Agreement (the “San Jacinto Agreement”) for the sale of substantially all of its assets to San Jacinto Methodist Hospital (“Methodist”). San Jacinto is approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of Orion.

As consideration for the acquired assets, San Jacinto received a total purchase price of $5,500,000, of which Orion received approximately $450,000 representing Orion’s pro-rata share of the net proceeds and approximately $148,000 representing the principal and interest amounts of a note payable owed to Orion from San Jacinto. Additionally, as part of the closing of the San Jacinto Agreement, Orion was obligated to make payments from its portion of the proceeds, including (i) approximately $357,000 representing distributions due to the limited partners of San Jacinto for cash collections previously received by Orion, (ii) payment of accounts payable and other expenses, and (iii) approximately $250,000 to CIT which represents repayment of the obligations related to San Jacinto under the Loan and Security Agreement.

As of March 13, 2006, the Company has retired approximately $778,000 of debt at a discounted price of $112,500.

Revenues

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

Medical Billing Services

MBS’s principal source of revenues is fees charged to clients based on a percentage of net collections of the client’s accounts receivable. MBS recognizes revenue and bills its clients when the clients receive payment on those accounts receivable. MBS typically receives payment from the client within 30 days of billing. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS also earns fees from the various consulting services that MBS provides, including medical practice management services, managed care contracting, coding and reimbursement services.

Surgery and Diagnostic Centers

Orion’s principal source of revenues from its surgery center business was a surgical facility fee charged to patients for surgical procedures performed in its ASCs and for diagnostic services performed at TOM. Orion depended upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of its patients. Patients were responsible for the co-payments and deductibles when applicable. The fees varied depending on the procedure, but usually included all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees did not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which were billed directly to third-party payers by such physicians. In addition to the facility fee revenues, Orion also earned management fees from its operating facilities and development fees from centers that it developed. As more fully described in “Part I. Item 1. Description of Business” under the captions “Strategic Focus — Ambulatory Surgery Center Business” and “Certain Recent Developments,” the Company no longer has ownership or management interests in surgery and diagnostic centers.

ASCs, such as those in which Orion owned an interest at December 31, 2005, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Medicare program currently pays ASCs and physicians in accordance with fee schedules, which are prospectively determined.

In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include standard indemnity insurance programs as well as managed care structures such as preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”) and other similar structures.

Competition

Integrated Physician Solutions

IPS competes with many local, regional and national companies in the healthcare business services markets in which they operate. IPS is able to compete based on its long-term MSAs, by providing a high level of service, having employees with many years of experience in the healthcare market and focusing on the practice area of pediatrics. IPS’s affiliated medical groups compete with many other physician parties that provide similar specialties in their respective geographic area.

Medical Billing Services

There are several companies that compete with MBS, including Per Se Technologies, Inc., CBIZ, Inc., RMI, and Houston Medical Records. MBS also competes with regional and local billing companies as well as physician groups performing billing and collection services in house. Many of these competitors have greater resources than MBS. The principal competitive factors that affect the ability of MBS and its competitors to provide such services are the ability to provide proactive practice management services, the efficiency and effectiveness of converting medical services to cash while minimizing compliance risk, the relationship with the client or prospective client, pricing of services offered, the experience and expertise of personnel, reputation, and access to capital.

Government Regulation

Administrative Simplification and Privacy Requirements.  There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December  28, 2000, the Department of Health and Human Services (“DHHS”) released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and in August 2002 published revisions to the final rules. These final health privacy regulations generally required compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information. In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations generally became mandatory on April 21, 2005. These security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory on October  16, 2002. However, entities that filed for an extension before October 16, 2002 had until October 16, 2003 to comply with the regulations. The Company believes that the cost of compliance with these regulations has not had a material adverse effect on its business, financial position or results of operations. If the Company fails to comply with these regulations, it could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, the Company’s facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities that would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or the possibility of material adverse effects on its business or revenues arising from such future actions. The Company believes, however, that it will be able to adjust its operations to be in compliance with any regulatory or statutory provision, as may be applicable.

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

Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act (“FCA”), which may be enforced by the federal government directly, or by a qui tam plaintiff (a private person suing on the government’s behalf under a statute that assigns a certain part of the penalty award to the government). Under the FCA, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times the actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the anti-kickback statute and “Stark II” provisions of the Omnibus Budget Reconciliation Act of 1993 should also be prosecuted as violations of the federal FCA. Even though the Company believes that it has procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws and regulations defining the proper parameters of Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite the Company’s best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the FCA or related statutes.

Integrated Physician Solutions

IPS’s customers must comply with the governmental regulations, such as those relating to HIPAA, Medicare and Medicaid, which affect healthcare providers. When providing its customers with healthcare business services and information technology solutions, IPS must consider the healthcare regulatory framework in which its customers operate in order to provide them with services and products that will not compromise their compliance with these regulations. IPS’s products and services are HIPAA compliant. IPS has HIPAA Business Associate agreements in place with all companies that are third-party business partners and may receive protected patient health information.

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

Employees

As of December 31, 2005, the Company had a total workforce of 327 employees.

IPS employed a total of 152 persons, 108 of which were full-time employees and 44 of which were part-time or as-needed (“PRN”) employees. Of the total, 14 were located at IPS’s office in Roswell, Georgia, while the remaining employees were located at IPS’s affiliated medical groups. IPS’s employees worked in the following positions: corporate management (6), corporate administration (5), field management and operations (6), administration (64), clinical (69), and information technology (2).

MBS and its subsidiary had a total of 136 employees in its Houston and Arlington, Texas offices, 129 of which were full-time employees and seven of which were part-time employees. MBS’s employees worked in the following areas: administration (104); management or supervisory (29), and information technology (3).

Orion and its subsidiaries employed 39 persons in its surgery center business, 18 of which were full-time employees and 21 of which were part-time or PRN employees. These employees worked in the following positions: administration (6), clinical (23), operations (1), and technicians (9).

ITEM 2.	DESCRIPTION OF PROPERTY

Orion’s principal office is located at 1805 Old Alabama Road, Suite 350, Roswell, Georgia. The Roswell property is approximately 8,600 square feet. The property is leased from an unaffiliated third party for an initial term that expires on May 1, 2007. IPS also leases space for nine medical offices. The leases relating to these facilities have terms that begin to expire on May 31, 2006 and continuing to May 10, 2010.

Orion also has three billing offices in Houston and Arlington, Texas, and had two surgery center locations in Houston and Baytown, Texas on December 31, 2005. The first Houston billing office is located at 10700 Richmond Avenue, Houston, Texas. The Richmond Avenue property is approximately 21,000 square feet. This property is leased from an unaffiliated third party for an initial term that expires on June 30, 2011. The other Houston billing office is located at 714 FM 1960 West, Houston, Texas, and is approximately 10,200 square feet, with a lease term that expires on December 31, 2006. The Arlington billing office is located at 3939 Green Oaks Blvd West, Arlington, Texas, with a lease term that expires on November 30, 2006. The two surgery centers in operation on December 31, 2005 occupied leased space with remaining lease terms ranging from February 28, 2006 to October 31, 2012. Effective with the sales of the surgery centers in the first quarter of 2006, Orion had no further obligation under these facility leases.

Annual rental payments related to the Company’s facility leases totaled $1,998,300 for the year ended December 31, 2005. Rental payments related to the Company’s principal office in Roswell, Georgia were offset by approximately $63,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

ITEM 3.	LEGAL PROCEEDINGS

On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. In their complaint, the P.A., the former shareholders of CAMI and the physicians seek recovery of pre-merger accounts receivable for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The U.S. District Court confirmed the award in the amount of $548,884 and judgment was entered. IPS has accrued approximately $540,000 for possible losses related to this claim. On June 1, 2005, IPS and the physicians executed a settlement agreement under which $300,000 of the judgment was paid to the physicians with the remaining amount of the judgment being returned to IPS. All claims asserted in the lawsuit and arbitration were dismissed with prejudice.

On October 5, 2004, Orion’s predecessor, SurgiCare, was named as a defendant in a suit entitled Shirley Browne and Bellaire Anesthesia Management Consultants, Inc. (“BAMC”) v. SurgiCare, Inc., Bellaire SurgiCare, Inc., Sherman Nagler, Jeffrey Penso, and Michael Mineo, in the 152nd Judicial District Court of

Harris County, Texas, Cause No. 2004-55688. The dispute arose out of the for cause termination of BAMC’s exclusive contract to provide anesthesia services to Bellaire SurgiCare, Inc. Ms. Browne had filed a charge of discrimination with the EEOC on February 6, 2004, claiming that she was terminated in retaliation for having previously complained about discriminatory treatment and a hostile work environment. She claimed she had been discriminated against based on her sex, female, and retaliated against in violation of Title VII. The Company denied Ms. Browne’s allegations of wrongdoing. The EEOC declined to institute an action and issued a right to sue letter, which prompted the lawsuit. The parties have reached a final settlement, which was accrued for as of September 30, 2005 and paid on December  27, 2005, on all matters for dismissal of all claims.

On July 12, 2005, Orion was named as a defendant in a suit entitled American International Industries, Inc. vs. Orion HealthCorp, Inc., previously known as SurgiCare, Inc., Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., and Brantley Partners IV, L.P. in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. This case involves allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing American International Industries, Inc. (“AII”) to convert its SurgiCare Class AA convertible preferred stock (“Class AA Preferred Stock”) into shares of Orion Class A Common Stock. AII asserts that the value of its Class A Common Stock of Orion has fallen as a direct result of the alleged material misrepresentations by the Company. AII is seeking actual damages of $3,800,000, punitive damages of $3,800,000, and rescission of the agreement to convert the Class AA Preferred Stock into Class A Common Stock. The Company and the other defendants filed an Answer denying the allegations set forth in the Complaint.

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

Market Information

The Company’s Class A Common Stock is currently traded on AMEX under the symbol ONH. From July 2001 to December 15, 2004, the Company’s common stock was traded on AMEX under the symbol SRG.

On December 15, 2004, the Company completed a one-for-ten reverse stock split and reclassified its outstanding common stock as Class A Common Stock. No fractional shares of common stock were issued as a result of the reverse stock split and reclassification. In lieu of receiving fractional shares, stockholders received a cash payment in U.S. dollars equal to such fraction multiplied by the closing price of the common stock reported on AMEX on the effective date of the reverse stock split. In addition, each option and warrant to purchase common stock outstanding on the effective date of the reverse stock split was adjusted so that the number of shares of common stock to be issued upon their exercise was divided by ten and the exercise price of each option and warrant was multiplied by ten and the options and warrants became exercisable for Class A Common Stock. The number of shares of Class A Common Stock reserved under our stock option plans and for issuance pursuant to warrants to purchase the Company’s Class A Common Stock were similarly adjusted. If the adjustments to the options and warrants described above resulted in any right to acquire a fractional share of common stock, such fractional share was disregarded and the number of shares of Class A Common

Stock reserved for issuance under the plans and warrants and the number of shares of common stock subject to any such options and warrants became the next lower number of Class A Common Stock, rounding all fractions downward.

On March 27, 2006, the last sale price of our common stock as reported on AMEX was $0.42 per share. The following table sets forth for the periods indicated the high and low per share closing prices for the Company’s common stock for the periods prior to December 15, 2004 and the Class A Common Stock for periods after December 15, 2004, in each as reported by AMEX. Prices prior to December 15, 2004 are restated to reflect the one-for-ten Reverse Stock Split of the Company’s common stock on December 15, 2004.

Fiscal 2005	High	Low

Quarter ended March 31, 2005	$2.70	$0.90
Quarter ended June 30, 2005	$1.40	$0.62
Quarter ended September 30, 2005	$0.88	$0.37
Quarter ended December 31, 2005	$0.49	$0.25

Fiscal 2004	High	Low

Quarter ended March 31, 2004	$6.70	$3.50
Quarter ended June 30, 2004	$5.20	$3.10
Quarter ended September 30, 2004	$4.30	$2.60
Quarter ended December 31, 2004	$4.30	$2.70

Holders

As of March 27, 2006, there were approximately (i) 459 holders of record of the Company’s Class A Common Stock and 12,424,452 shares of Class A Common Stock issued and outstanding; (ii) 4 holders of record of the Company’s Class B Common Stock and 10,448,470 shares of Class B Common Stock outstanding; and (iii) 6 holders of record of the Company’s Class C Common Stock and 1,437,572 shares of Class C Common Stock outstanding.

Dividends

The Company has not paid dividends on shares of its common stock within the last three years, and does not expect to declare or pay any cash dividends on its common shares in the foreseeable future. The Loan and Security Agreement does not allow payment of dividends without the prior written consent of CIT.

Subject to the terms of any preferred stock or any other class of stock having any preference or priority over the Class A Common Stock, Class B Common Stock and Class C Common Stock that the Company may issue in the future, all dividends and other distributions will be made to the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock in the following order of priority:

•	First, the holders of the shares of Class B Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, are entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to $1.15 plus an amount equal to nine percent (9%) per annum on such amount, without compounding, from the date the Class B Common Stock was first issued.

•	Second, the holders of the shares of Class C Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, are entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to $3.30. After the full required distributions have been made to the holders of shares of Class C Common Stock (other than shares concurrently being converted into Class A Common Stock) as described in the previous sentence, each share of Class C Common Stock then outstanding will be retired and will not be reissued.

•	Third, after the full distributions have been made to the holders of the shares of Class B Common Stock and Class C Common Stock as described above, all holders of the shares of Class A Common Stock and Class B Common Stock, as a single class, shall thereafter be entitled to receive all remaining distributions pro rata based on the number of outstanding shares of Class A Common Stock or Class B Common Stock held by each holder, provided that for purposes of such remaining distributions, each share of Class B Common Stock will be deemed to have been converted into one share of Class A Common Stock (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting the Class A Common Stock).

Recent Sales of Unregistered Securities

Class B Common Stock Conversions.  As part of the acquisition and restructuring transactions completed on December 15, 2004, the Company created Class B Common Stock, which was issued in connection with the Investment Transaction. The Class B Common Stock is designed to provide the holder of shares of Class B Common Stock with a return equal to the original purchase price for the Class B Common Stock plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price for the Class B Common Stock, without compounding, from the date the Class B Common Stock was first issued to the date of payment. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and the nine percent (9%) return described above through the date of conversion. As of March 27, 2006, each share of Class B Common Stock is convertible into 4.053388780170 shares of Class A Common Stock. As of that date, 10,448,470 shares of Class B Common Stock were issued and outstanding.

From October 1, 2005 through March 27, 2006, holders of shares of Class B Common Stock converted an aggregate of 193,836 shares of Class B Common Stock into 852,582 shares of Class A Common Stock. The Company’s Class A Common Stock was issued upon conversion of certain of the Company’s Class B Common Stock as of the following dates:

	Number of Shares of	Number of Shares of
	Class B Common	Class A Common
Effective Date of Issuance	Stock Converted	Stock Issued

10/27/05	64,612	264,845
11/4/05	86,149	391,823
11/4/05	43,075	195,914

There was no placement agent or underwriter for the conversions. The Company processed the conversions internally. The shares of Class A Common Stock were not sold for cash. The Company did not receive any consideration in connection with the conversions, other than the return of the shares of Class B Common Stock. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the Class A Common Stock upon conversion of shares of the Class B Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 3(a)(9) of the Securities Act. In connection with the original issuance of the Class B Common Stock in the Investment Transaction, the Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. For purposes of the exemption, the Company relied upon: (i) certain representations and warranties of the individuals and entities receiving equity securities in the Investment Transaction at the Closing; and (ii) its own independent investigation to confirm that each of such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D). The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Class B Common Stock in the Investment Transaction.

Class C Common Stock Conversions.  As part of the acquisition and restructuring transactions completed on December 15, 2004, the Company created its Class C Common Stock, which was issued in connection with the DCPS/MBS Merger. Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below.

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

From October 1, 2005 through March 27, 2006, holders of shares of Class C Common Stock converted an aggregate of 24,549 shares of Class C Common Stock into 221,764 shares of Class A Common Stock. The Class C conversion ratio for each Class C conversion was determined by the Anti-Dilution Option calculated after each conversion of Class B Common Stock. The Company’s Class A Common Stock was issued upon conversion of certain of the Company’s Class C Common Stock as of the following dates:

	Number of Shares of	Number of Shares of
	Class C Common	Class A Common
Effective Date of Issuance	Stock Converted	Stock Issued

11/13/05	4,114	33,938
11/13/05	206	1,697
11/13/05	206	1,697
11/13/05	3,324	27,422
11/13/05	41	339
11/13/05	337	2,783
11/25/05	5,454	51,424
11/25/05	273	2,571
11/25/05	273	2,571
11/25/05	4,407	41,551
11/25/05	55	514
11/25/05	447	4,217
11/25/05	2,706	25,520
11/25/05	135	1,276
11/25/05	135	1,276
11/25/05	2,187	20,620
11/25/05	27	255
11/25/05	222	2,093

There was no placement agent or underwriter for the conversions. The Company processed the conversions internally. The shares were not sold for cash. The Company did not receive any consideration in connection with the conversions, other than the return of the shares of Class C Common Stock. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the Class A Common Stock upon conversion of shares of the Class C Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 3(a)(9) of the Securities Act. In connection with the original issuance of the Class C Common Stock in the DCPS/MBS Merger, the Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. For purposes of the exemption, the Company relied upon: (i) certain representation and warranties of certain individuals and entities receiving equity securities in the DCPS/MBS Merger at the Closing; (ii) its own independent investigation to confirm that certain of such individuals and entities were “accredited investors” (as such term is defined in Rule 501 of Regulation D); and (iii) the inclusion of no more than 35 purchasers who were not “accredited investors” in accordance with Rule 506 of Regulation D. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Class C Common Stock in the DCPS/MBS Merger.

Equity Compensation Plan Information

The following table gives information about Orion common stock that may be issued upon the exercise of options, warrants and rights under all of Orion’s existing equity compensation plans as of December 31, 2005.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in 1st Column)

Equity compensation plans approved by security holders	2,197,786	$1.48	1,402,214
Equity compensation plans not approved by security holders	—	—	—
Total	2,197,786	$1.48	1,402,214

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected Orion’s financial condition and results of operations as well as Orion’s liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation.

Forward Looking Statements

The following discussion may contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of Orion and its affiliated companies described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, the loss of major customers, labor and employee benefits, forbearance on the Company’s revolving lines of credit as a result of the Company’s default on its financial covenants, increases in interest rates on the Company’s indebtedness as well as general market conditions, competition and pricing, integration of business and operations and the success of the Company’s business strategies. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

Overview

Orion is a healthcare services organization providing outsourced business services to physicians, serving the physician market through two subsidiaries, IPS and MBS. IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. IPS currently provides services to five pediatric groups in Illinois and Ohio, representing 37 physicians. MBS provides billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists. MBS currently provides services to approximately 58 clients, representing 337 physicians. The Company believes the core competency of Orion is its long-term experience and success in working with and creating value for physicians.

Strategic Focus

In 2005, the Company initiated a strategic plan designed to accelerate its growth and enhance its future earnings potential. As part of this plan, the Company began to divest certain non-strategic assets and ceased investing in business lines that did not complement the Company’s plan, and redirected financial resources and company personnel to areas that management believes enhances long-term growth potential.

More specifically, the Company has taken the following actions since the first quarter of 2005:

•	In March 2005, Orion closed Bellaire SurgiCare, one of the Company’s ASCs in Houston, Texas, because of declining case load volume and unsatisfactory financial performance and combined the operations of Bellaire SurgiCare with Memorial Village;

•	In June 2005, Orion sold IntegriMED, a wholly-owned subsidiary of IPS, to eClinicalWeb;

•	In August 2005, the Company closed the SurgiCare corporate headquarters in Houston, Texas and transitioned all corporate functions to its offices in Roswell, Georgia;

•	In October 2005, Orion sold its interests in TASC, TASC Anesthesia and TOM in Dover, Ohio to Union Hospital;

•	In January 2006, the Company sold substantially all of the assets of Memorial Village in Houston, Texas to First Surgical Memorial Village, L.P.;

•	In early 2006, the Company was notified by Union Hospital that it was exercising its option to terminate the TOM MSA and TASC MSA as of March 12, 2006 and April 3, 2006, respectively; and

•	In March 2006, the Company sold substantially all of the assets of San Jacinto in Baytown, Texas to San Jacinto Methodist Hospital.

With the completion of these activities, the Company no longer has any ownership or management interests in ASCs. Additionally, the Company believes that it is now positioned to focus on its physician services business and the physician billing and collections market, leveraging its existing presence to expand into additional geographic regions and increase the range of services it provides to physicians. Part of this strategy will include acquiring financially successful billing companies focused on providing services to hospital-based physicians and increasing sales and marketing efforts in existing markets. Any acquisitions will require additional capital, and, in November 2005, the Company made a determination to explore potential additional sources of financing. In connection with this exploration, the Company has engaged Stephens Inc.

as its placement agent for a private offering of debt or equity. The engagement, which is for up to one year, provides for (i) an up front payment of $20,000, (ii) a success fee ranging from one to six percent of gross proceeds (depending on whether the offering is of senior debt, subordinated debt or equity or equity linked securities), against which the upfront payment will be credited, and (iii) other typical provisions including indemnification by the Company of the placement agent. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company’s existing stockholders.

Financial Overview

As more fully described below, the Company’s results of operations for the year ended December 31, 2005 as compared to the same period in 2004 reflect several important factors, many relating to the impact of transactions which occurred as part of the Company’s strategic plan referred to above.

•	Significant changes in revenues, resulting from increased patient volume and rate increases in IPS’s operations and from inclusion of a full year of revenues for MBS in 2005 as compared to two weeks of revenue in 2004;

•	Inclusion of expenses in 2005 relating to the separation agreement for the Company’s former president,

•	Professional and consulting fees incurred in connection with the 2004 Mergers and significant 2005 transactions,

•	Inclusion of a full year of operating expenses for MBS in 2005 as compared to two weeks of operating expenses in 2004; and

•	Significant charges for impairment of intangible assets and goodwill in 2005 as a result of the significant 2005 transactions.

Critical Accounting Policies and Estimates

The preparation of Orion’s financial statements is in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Orion’s management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. Orion believes the following critical accounting policies affect the most significant areas involving management’s judgments and estimates. In addition, please refer to Note 1, Organization and Accounting Policies, of Orion’s consolidated financial statements included beginning on Page F-7 of this report for further discussion of the Company’s accounting policies.

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

IPS is a PPM company. IPS’s MSAs governing the contractual relationship with its affiliated medical groups are for forty year terms; are not terminable by the physician practice other than for bankruptcy or fraud; provide IPS with decision making authority other than related to the practice of medicine; provide for employment and non-compete agreements with the physicians governing compensation; provide IPS the right to assign, transfer or sell its interest in the physician practice and assign the rights of the MSAs; provide IPS with the right to receive a management fee based on results of operations and the right to the proceeds from a sale of the practice to an outside party or, at the end of the MSA term, to the physician group. Based on this analysis, IPS has determined that its contracts meet the criteria of EITF 97-2 for consolidating the results of operations of the affiliated medical groups and has adopted EITF 97-2 in its statement of operations. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. IPS believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices would be accounted for under the purchase method of accounting.

Revenue Recognition.  IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’s affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the twelve months ended December 31, 2005 and 2004.

MBS’s principal source of revenues is fees charged to clients based on a percentage of net collections of the client’s accounts receivable. MBS recognizes revenue and bills its clients when the clients receive payment on those accounts receivable. MBS typically receives payment from the client within 30 days of billing. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS also earns fees from the various consulting services that MBS provides, including medical practice management services, managed care contracting, coding and reimbursement services.

Accounts Receivable and Allowance for Doubtful Accounts.  IPS’s affiliated medical groups grant credit without collateral to its patients, most of which are insured under third-party payer arrangements. The provision for bad debts that relates to patient service revenues is based on an evaluation of potentially uncollectible accounts. The provision for bad debts includes a reserve for 100% of the accounts receivable older than 180 days. Establishing an allowance for bad debt is subjective in nature. IPS uses historical collection percentages to determine the estimated allowance for bad debts, and adjusts the percentage on a quarterly basis.

MBS records uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, MBS has experienced minimal credit losses and has not written-off any material accounts during 2005 or 2004.

Investment in Limited Partnerships.  At December 31, 2005, the Company owned a 10% general partnership interest in San Jacinto. The investment is accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, the Company sold its interest in San Jacinto. (See “Part I. Item 1. Description of Business — Certain Recent Developments.)

The general partnership interest was accounted for as an investment in limited partnership due to the interpretation of SFAS 94/Accounting Research Bulletin (“ARB”) 51 and the interpretations of such by Issue 96-16 and Statement of Position “SOP” 78-9. Under those interpretations, the Company could not consolidate its interest in an entity in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, and capital expenditure and debt approval by limited partners and the general form versus substance analysis.

Goodwill and Other Intangible Assets.  Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually. The Company evaluates its goodwill and other intangible assets in the fourth quarter of each fiscal year, unless circumstances require testing at other times. (See “Results of Operations — Charge for Impairment of Intangible Assets” for additional discussion regarding the impairment testing of identifiable intangible assets.)

Recent Accounting Pronouncements

In November 2004, the EITF reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“EITF 03-13”). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Auditing Practices Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance (“APB 25”).

The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R)permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). The Company will be required to apply SFAS 123(R) for its quarter ending March 31, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company will adopt the modified prospective transition method beginning in 2006.

Results of Operations

The IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, were allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity, and, thus, IPS’s historical results became those of the combined company. Orion’s results for fiscal 2005 include the results of IPS, MBS (which includes DCPS) and the Company’s ambulatory surgery and diagnostic center business for the twelve months ended December 31, 2005. Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of MBS (which includes DCPS) and the Company’s ambulatory surgery and diagnostic center business commencing on December 15, 2004. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS. This discussion should be read in conjunction with Orion’s consolidated financial statements for the years ended December 31, 2005 and 2004 and related notes thereto, which are included as a separate section of this report commencing on page F-1.

Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, Orion’s financial results for the twelve months ended December 31, 2004 have been reclassified to reflect the operations, which includes its surgery and diagnostic center businesses, which were discontinued in 2005.

The following table sets forth selected statements of operations data expressed as a percentage of Orion’s net operating revenue for the years ended December 31, 2005 and 2004, respectively. Orion’s historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

	Twelve Months Ended
	December 31,	December 31,
	2005	2004

Net operating revenues	100.0%	100.0%
Total operating expenses	154.0%	136.4%

Loss from continuing operations before other income (expenses)	(54.0)%	(36.4)%
Total other income (expenses), net	(1.2)%	8.2%

Loss from continuing operations	(55.2)%	(28.2)%
Discontinued operations
Loss from operations of discontinued components, including net loss on disposal	(13.8)%	(6.9)%

Net loss	(69.0)%	(35.1)%
Preferred stock dividends	0.0%	(3.4)%

Net loss attributable to common stockholders	(69.0)%	(38.5)%

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

The following table sets forth, for the periods indicated, the consolidated statements of operations of Orion.

	For the Years Ended
	December 31,
	2005	2004

Net operating revenues	$29,564,885	$17,582,937
Operating expenses
Salaries and benefits	12,663,369	5,055,249
Physician group distribution	8,314,975	6,939,081
Facility rent and related costs	1,707,579	1,116,949
Depreciation and amortization	2,818,042	651,731
Professional and consulting fees	1,910,555	703,707
Insurance	898,495	534,650
Provision for doubtful accounts	1,176,405	1,065,137
Other expenses	5,024,169	3,115,015
Charge for impairment of intangible assets and goodwill	11,026,470	4,795,482

Total operating expenses	45,540,059	23,977,001

Loss from continuing operations before other income (expenses)	(15,975,174)	(6,394,064)

Other income (expenses)
Interest expense	(342,678)	(969,047)
Gain on forgiveness of debt	—	2,427,938
Other expense, net	(24,066)	(21,978)

Total other income (expenses), net	(366,744)	1,436,913

Minority interest loss in partnership	(6,124)	—

Loss from continuing operations	(16,348,042)	(4,957,152)
Discontinued operations
Loss from operations of discontinued components, including net loss on disposal of $2,073,480 for the year ended December 31, 2005	(4,091,459)	(1,217,944)

Net loss	(20,439,501)	(6,175,095)
Preferred stock dividends	—	(606,100)

Net loss attributable to common stockholders	$(20,439,501)	$(6,781,195)

Net Operating Revenues.  Net operating revenues of the Company consist of patient service revenue, net of contractual adjustments, related to the operations of IPS’s affiliated medical groups, billing services revenue related to MBS and other revenue. For the twelve months ended December 31, 2005, consolidated net operating revenue increased $11,981,948, or 68.1%, to $29,564,885, as compared with $17,582,937 for the twelve months ended December 31, 2004. Orion’s results for fiscal 2005 include the results of IPS, MBS and the Company’s ambulatory surgery and diagnostic center business for the twelve months ended December 31, 2005. Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of MBS and the Company’s ambulatory surgery and diagnostic center business for the two weeks beginning December 15, 2004.

MBS’s net operating revenues totaled $9,979,232 for the twelve months ended December 31, 2005. In 2004, MBS’s net operating revenues, which totaled $426,359, represented operations beginning on December 15, 2004 after the DCPS/MBS Merger.

IPS’s net patient service revenue increased $2,261,614, or 13.4%, from $16,928,348 for the year ended December 31, 2004 to $19,189,962 for the year ended December 31, 2005. The increase in net patient service revenue for IPS’s affiliated medical groups was primarily the result of the following:

•	Increases in patient volume and productivity. Three of IPS’s four clinic-based affiliated pediatric groups experienced increases in patient volume in 2005, with total procedures and office visits for all clinic-based facilities increasing 24,423 and 6,619, respectively, to 415,622 and 168,257 for the twelve months ended December 31, 2005. One medical group added two full-time equivalent (“FTE”) providers in July 2004 that have been considerably more productive than the physicians they replaced. Additionally, the increased usage of electronic medical records software in 2005 has improved overall productivity in another affiliated medical group, primarily in the area of patient scheduling. These productivity increases contributed to an average increase of 255 procedures per provider in 2005, as compared to the same period in 2004.

•	Rate increases. In addition to increases in production, several of the clinic-based affiliated medical groups increased their rates in 2005 for core procedure and visit CPT codes. These rate increases were the result of an analysis of the medical groups’ 2004 rates as compared to the reimbursement rates of key insurers that showed that, in many cases, the insurer’s reimbursement rates were higher than the medical groups’ core charges.

•	Increases in other sources of patient revenue. In July 2005, physicians at one of IPS’s affiliated medical groups began to provide services on a rotating basis to a clinic started by a local hospital for a flat fee of $14,000 per month.

Other revenue totaled $228,230 in 2004, increasing $167,460, or 73.4%, to $395,690 for the year ended December 31, 2005. For the twelve months ended December 31, 2005, revenue from the Company’s vaccine program, which is a group purchasing alliance for vaccines and medical supplies, totaled $319,799, an increase of $91,569 over 2004. The vaccine program, which had a total of 222 enrolled participants at the end of 2004, added approximately 204 members during the year ended December 31, 2005. Additionally, revenue related to a small number of former IntegriMED customers not fully transitioned to eClinicalWeb at the time of the IntegriMED Agreement totaled approximately $58,000 for the year ended December 31, 2005. This revenue is not expected to be recurring revenue and the final customer was transitioned from the Company in November 2005.

Operating Expenses.

Salaries and Benefits.  Consolidated salaries and benefits increased $7,608,119 to $12,663,369 for the year ended December 31, 2005, as compared to $5,055,249 in 2004. MBS’s salaries and benefits totaled $6,243,209 for the twelve months ended December 31, 2005. In 2004, MBS’s salaries and benefits, which totaled $262,230, represented wages beginning on December 15, 2004 after the DCPS/MBS Merger.

In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to the staff reductions resulting from this corporate consolidation, salaries and benefits related to corporate staff in Houston, Texas totaled $864,010 in 2005. In 2004, salaries and benefits for the Houston, Texas corporate employees totaled $45,865, which represented wages beginning on December 15, 2004 after the IPS Merger. Severance, retention costs and accrued vacation related to the corporate staff reductions at the Company’s Houston, Texas office totaled $143,250 for the year ended December 31, 2005. Additionally, effective November 8, 2005, Keith G. LeBlanc resigned his position as president and director of the Company to pursue other interests. Mr. LeBlanc will remain as a consultant to the Company for a period of twelve months. The Company and Mr. LeBlanc executed a Separation Agreement and General Release (the “Separation Agreement”) governing Mr. LeBlanc’s separation benefits and consulting agreement. The Separation Agreement is incorporated by reference to Exhibit 10.8 of the Company’s Form 10-QSB for the quarter ended September 30, 2005, which was filed on November 14, 2005. Salaries and benefits expense in 2005 included an accrual of $484,520 for separation benefits related to the Separation Agreement.

Clinical salaries & benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and are directly related to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $1,728,764 in 2005, an increase of $126,374 over the same period in 2004. These expenses represented approximately 9.0% and 9.5% of net operating revenue for the twelve months ended December 31, 2005 and 2004, respectively.

Administrative salaries and benefits, excluding MBS and the former staff of the Company’s Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS’s affiliated medical groups as well as Orion corporate staff in Roswell, Georgia. These expenses increased $127,033, or 5.1%, from $2,476,378 for the year ended December 31, 2004 to $2,603,411 for the same period in 2005. The additional salaries expense can be attributed primarily to: (i) the addition of one billing FTE and the promotion of several employees to supervisor at two of IPS’s affiliated medical groups as the result of billing office reorganizations, which accounted for approximately $57,000 of the increase; and (ii) combined salary increases totaling approximately $62,000 for the Company’s Chief Executive Officer and Chief Financial Officer as a result of the IPS Merger on December 15, 2004.

Physician Group Distribution.  Physician group distribution increased $1,375,894, or 19.8%, for the year ended December 31, 2005 to $8,314,975, as compared with $6,939,081 for the year ended December 31, 2004. Pursuant to the terms of the MSAs governing each of IPS’s affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the Company’s financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the twelve months ended December 31, 2005, management fee revenue totaled $1,450,784 and represented approximately 14.9% of net operating income as compared to management fee revenue totaling $1,246,470 and representing approximately 13.8% of net operating income in 2004. Physician group distributions represented 42.5% of net operating revenues in 2005, compared to 40.4% of net operating revenues for the same period in 2004. The increase in physician group distributions in 2005 was directly related to the increase in net patient service revenue, which was primarily the result of increased patient volume during the year.

Facility Rent and Related Costs.  Facility rent and related costs increased 52.9% from $1,116,949 for the year ended December 31, 2004 to $1,707,579 for the year ended December 31, 2005. MBS’s facility rent and related costs totaled $502,917 for the twelve months ended December 31, 2005. In 2004, MBS’s rent expenses totaled $9,291, which represented expenses beginning on December 15, 2004 after the DCPS/MBS Merger. Facility rent and related costs associated with the Company’s former Houston, Texas office totaled $625,453 in 2005 as compared to $11,940 for the period beginning on December 15, 2004 after the IPS Merger.

Facility rent and related costs associated with IPS’s affiliated medical groups and Orion’s corporate office totaled $1,082,126 for the year ended December 31, 2005 compared to $1,105,009 for the same period in 2004. One of IPS’s affiliated medical groups refurbished its existing office space at two locations at a cost of approximately $36,000. Rent expense related to the Company’s corporate office in Roswell, Georgia decreased in 2005 due to approximately $63,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

Depreciation and Amortization.  Consolidated depreciation and amortization expense totaled $2,818,042 for the year ended December 31, 2005, an increase of $2,166,312 over the year ended December 31, 2004.

For the twelve months ended December 31, 2005, depreciation expense related to the fixed assets of MBS totaled $86,081. In 2004, MBS’s depreciation expenses totaled $1,692, which represented the expense beginning on December 15, 2004 after the DCPS/MBS Merger. Depreciation expense associated fixed assets related to the Company’s former Houston, Texas office totaled $46,454 in 2005 as compared to $20,764 for the period beginning on December 15, 2004 after the IPS Merger. Depreciation expense related to the fixed assets of IPS and Orion totaled $118,620 and $132,716 for the years ended December 31, 2005 and 2004, respectively.

Amortization expense related to the MSAs for IPS’s affiliated medical groups totaled $386,125 and $358,116 for the years ended December 31, 2005 and 2004, respectively.

As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. The amortization expense related to the intangible assets recorded as a result of the IPS Merger totaled $1,118,670 and $94,089 for the years ended December 31, 2005 and 2004, respectively. (See “Charge for Impairment of Intangible Assets” and “Discontinued Operations” for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

As part of the DCPS/MBS Merger, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $1,062,093 and $44,254 for the years ended December 31, 2005 and 2004, respectively.

Professional and Consulting Fees.  For the year ended December 31, 2005, professional and consulting fees totaled $1,910,555, an increase of $1,206,848, or 171.5%, over the same period in 2004. For the twelve months ended December 31, 2005, MBS recorded professional and consulting expenses totaling $275,176. In 2004, MBS’s professional and consulting fees totaled $22,020 for the period beginning on December 15, 2004 after the DCPS/MBS Merger.

IPS’s and Orion’s professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, increased from $681,687 for the year ended December 31, 2004 to $1,635,379 for the year ended December 31, 2005. The increase is primarily the result of (i) approximately $345,000 in additional accounting and audit fees as a result of the expanded reporting requirements resulting from the 2004 Mergers; (ii) approximately $355,000 in additional legal fees resulting from the 2004 Mergers, including a $90,000 charge to legal fees recorded in the third quarter of 2005 related to a litigation settlement; (iii) approximately $91,000 in professional fees for investor relations and corporate communications; (iv) approximately $57,000 in costs associated with the small number of former IntegriMED customers not fully transitioned to eClinicalWeb at the time of the IntegriMED Agreement; and (v) approximately $20,000 in consulting fees incurred during the year related to accounting software upgrades in the corporate office.

Insurance.  Consolidated insurance expense, which includes the costs of professional liability insurance for affiliated physicians, property and casualty and general liability insurance and directors and officers’ liability insurance, increased from $534,650 for the year ended December 31, 2004 to $898,495 for the year ended December 31, 2005. For the twelve months ended December 31, 2005, MBS’s insurance expenses totaled $13,637. In 2004, MBS recorded insurance expense totaling $136 for the period beginning on December 15, 2004 after the DCPS/MBS Merger.

IPS’s and Orion’s insurance expenses totaled $900,768 for the twelve months ended December 31, 2005, an increase of $366,255 over the same period in 2004. Directors and officers’ liability insurance increased approximately $240,000 from 2004 to 2005, and relates solely to the increase in premiums as a result of the 2004 Mergers. General liability insurance, which includes property & casualty insurance for the affiliated medical groups and the corporate office in Roswell, Georgia, increased from $20,050 for the year ended December 31, 2004 to $92,381 for the twelve months ended December 31, 2005. The expense for 2005 included insurance premiums totaling $86,379 related to the Company’s former office in Houston, Texas, while the 2004 expense only included $1,601 for the period beginning December 15, 2004 after the IPS Merger. Professional liability insurance for the affiliated medical groups increased $28,674 from $457,360 for the twelve months ended December 31, 2004 to $486,034 for the same period in 2005. This increase is primarily due to a combination of two factors at one of the affiliated medical groups: (i) the addition of a FTE provider in 2005 coupled with (ii) an approximately $2,500 per provider annual rate increase over 2004 premiums.

Provision for Doubtful Accounts.  Orion’s consolidated provision for doubtful accounts, or bad debt expense, increased $111,268, or 10.4%, for the year ended December 31, 2005 to $1,176,405. IPS’s provision for doubtful accounts for the twelve months ended December 31, 2005 totaled $1,154,464 and accounted for 5.9% of net operating revenues as compared to 6.2% of net operating revenues for the same period in 2004. The total collection rate, after contractual allowances, for IPS’s affiliated medical groups was 68.6% for the year ended December 31, 2005, compared to 67.1% for the same period in 2004.

Other Expenses.  Consolidated other expenses totaled $5,024,169 for the year ended December 31, 2005, an increase of $1,909,154 over the same period in 2004. Other expenses include general and administrative expenses such as office supplies, telephone & data communications, printing & postage, transfer agent fees, and board of directors’ compensation and meeting expenses, as well as some direct clinical expenses, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS. MBS’s other expenses totaled $1,240,494 for the twelve months ended December 31, 2005, and included approximately $641,000 in postage and courier fees, approximately $391,000 for office supplies & telephone expenses, and approximately $51,000 in travel expenses related to new business marketing. In 2004, MBS’s other expenses totaled $118,783 for the period beginning on December 15, 2004 after the DCPS/MBS Merger.

For the year ended December 31, 2005, IPS’s direct clinical expenses, other than salaries and benefits, totaled $2,349,706, an increase of $377,721, or 19.2%, over 2004 direct clinical expenses, which totaled $1,971,985. Vaccine expenses accounted for $358,408 of the total increase in direct clinical expenses in 2005, increasing from $1,565,833 in 2004 to $1,924,241 in 2005, largely as a result of the increase in patient volume at IPS’s affiliated medical groups during the year. Vaccine expenses represented approximately 10.0% of net operating revenue for the twelve months ended December 31, 2005 compared to approximately 9.2% of net operating revenue for the same period in 2004. Additionally, IPS’s affiliated medical groups began using two new vaccines in 2005 — Menactra and Decavac — which replaced lower-priced vaccines previously utilized by the medical groups.

Orion’s and IPS’s general and administrative expenses totaled $1,192,545 for the twelve months ended December 31, 2005, an increase of $215,012 over 2004 totals. Of the total increase, approximately $109,000 and $16,000 relate to Orion’s board of directors’ fees and travel expenses and transfer agent fees, respectively, both of which were new costs for the Company in 2005. Additional printing costs associated with the Company’s Securities and Exchange Commission (“SEC”) filings totaled approximately $65,000 for the twelve months ended December 31, 2005. Travel expenses related primarily to employee travel between Roswell, Georgia and Houston, Texas as part of the process of the consolidation of corporate functions totaled approximately $94,000 in 2005.

Charge for Impairment of Intangible Assets.  For the twelve months ended December 31, 2005, the Company recorded a total charge for impairment of intangible assets of $11,026,470 as compared to $4,795,482 for the year ended December 31, 2004. As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill.

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

As a result of the CARDC Settlement described in “Part I. Item 1. Description of Business — 2005 IPS Transactions,” the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. Based on the pending sales transaction involving TASC and TOM, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC, TOM and Memorial Village were impaired and recorded a charge for impairment of intangible assets of $6,362,849 for the quarter ended June 30, 2005. The sale of the Company’s interests in TASC and TOM was completed effective as of October 1, 2005 and is described in greater detail under the caption “Part I. Item 1. Description of Business — Strategic Focus — Ambulatory Surgery Center Business.”

In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. Based on the decision to sell or close Memorial Village, as well as the continuing uncertainty of cash flows related to the Company’s surgery center segment, the Company determined that the joint venture interests for San Jacinto, as well as the management contracts associated with Memorial Village and San Jacinto, were impaired and recorded an additional charge for impairment of intangible assets totaling $3,461,351 for the quarter ended September 30, 2005.

As described in “Part I. Item 1. Description of Business — Certain Recent Developments,” effective January 31, 2006 and March 1, 2006, respectively, the Company executed asset purchase agreements to sell substantially all of the assets of Memorial Village and San Jacinto. On January 12, 2006, the Company was notified by Union that it was exercising its option to terminate the TOM MSA as of March 12, 2006. Additionally, on February 3, 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA as of April 3, 2006. As a result of the sales of Memorial Village and San Jacinto, as well as the termination of the TASC MSA and TOM MSA, the Company no longer has an ownership or management interest in any ambulatory surgery centers and, as such, the Company tested the remaining identifiable intangible assets related to the surgery centers from the IPS Merger at December 31, 2005. Based on the terminations of the TASC MSA and TOM MSA, as well as the sales of Memorial Village and San Jacinto, the Company determined that the management contracts associated with TASC and TOM were impaired and recorded an additional charge for impairment of intangible assets of $1,163,830 for the quarter ended December 31, 2005.

As a result of the Sutter Settlement described in “Part I. Item 1. Description of Business — 2005 IPS Transactions,” the Company also recorded an additional $38,440 charge for impairment of intangible assets for the quarter ended December 31, 2005.

Other Income and Expenses.

Interest Expense.  Consolidated interest expense totaled $342,678 for the twelve months ended December 31, 2005, a decrease of $626,368 from the same period in 2004. Interest expense activity in 2005, including decreases from 2004, can be explained generally by the following:

•	Brantley Debt. As part of the Investment Transaction, the Company used $6,037,111 of proceeds to repay debt and accrued interest owed to an affiliate of Brantley IV. Additionally, Brantley Capital and Brantley III each held debt of IPS and were party to the Amended and Restated Debt Exchange Agreement, dated February 9, 2004, as amended by the First Amendment to Debt Exchange Agreement dated July 16, 2004 (the “Debt Exchange Agreement”) under which Brantley Capital and Brantley III received Class A Common Stock in exchange for the contribution of an aggregate of approximately $4,375,000 in debt, including accrued interest as of the Closing, to Orion. Brantley Capital also received Class A Common Stock equal to the amount of approximately $593,000 in accrued dividends owed to it by IPS in exchange for such indebtedness. Interest expense related to the Brantley Capital, Brantley III and Brantley IV subsidiary debt totaled approximately $566,000 in 2004.

In March and April 2005, the Company borrowed an aggregate of $1,250,000 from Brantley IV. (See “Part I. Item 1. Description of Business — Acquisitions and Restructuring Transactions — Post-Restructuring Loan Transactions.) Interest expense related to these notes totaled approximately $89,000 for the twelve months ended December 31, 2005.

•	DVI Restructuring. As described in “Part I. Item 1. Description of Business — Acquisitions and Restructuring Transactions — New Line of Credit and Debt Restructuring,” the Company restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing. Interest expense related to IPS’s portion of the restructured debt totaled $207,428 in 2004.

•	New Line of Credit. As part of the restructuring transactions, the Company also entered into the Loan and Security Agreement with CIT, borrowing $1.6 million under this facility concurrently with the Closing. Interest expense related to this line of credit totaled $208,211 for the year ended December 31, 2005, an increase of $42,510 over the interest expense for 2004 related to the Company’s previous revolving credit facility with DVI.

Gain on Forgiveness of Debt.  On August 25, 2003, the Company’s lender, DVI, announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. Both IPS and SurgiCare had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, the Company negotiated a discount on the term loans and a buy-out of the revolving lines of credit. As part of that agreement, the Company executed a new loan agreement with U.S. Bank Portfolio Services (“USBPS”), as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. Additionally, as part of that transaction, the Company entered into a new secured two-year revolving line of credit with CIT, which was used to pay-off the DVI revolving lines of credit. The total gain on the cancellation of debt was $4,956,885 (net of accrued interest totaling $24,597 related to a 60-day extension of the original settlement agreement with USBPS) and was allocated based on the historical note balances of IPS and SurgiCare. The gain allocated to SurgiCare reduced the amount of debt assumed in the purchase price calculation, along with the resulting allocation of the fair value of the Company’s historical net assets to intangible assets and goodwill. The gain allocated to IPS (net of $12,093 in accrued interest) totaled $2,424,978 for the year ended December 31, 2004. The remaining $2,960 gain on forgiveness of debt recorded in 2004 relates to previously negotiated settlements by the Company with certain creditors.

Discontinued Operations.

Heart Center.  On September 19, 2003, IPS entered into a Settlement Agreement (the “Heart Center Settlement”) with Dr. Jane Kao (“Dr. Kao”)and the Heart Center to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Heart Center Settlement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA between IPS and the Heart Center. Additionally, among other provisions, after December 31, 2004, Dr. Kao, the Heart Center and IPS were released from any further obligation to each other arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the year ended December 31, 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in Company’s financial statements in 2005.

The following table contains selected financial statement data related to the Heart Center as of and for the year ended December 31, 2004.

2004

Income statement data:
Net operating revenues	$2,275,890
Operating expenses	2,130,379

Net income	$145,511

Balance sheet data:
Current assets	$—
Other assets	—

Total assets	$—

Current liabilities	$3,953
Other liabilities	—

Total liabilities	$3,953

Bellaire SurgiCare.  As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component after March 31, 2005.

The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$161,679	$23,123
Operating expenses	350,097	129,430

Net loss	$(188,418)	$(106,307)

Balance sheet data:
Current assets	$—	$284,192
Other assets	—	395,997

Total assets	$—	$680,189

Current liabilities	$—	$583,580
Other liabilities	—	39,689

Total liabilities	$—	$623,269

CARDC.  On April 1, 2005, IPS entered into the CARDC Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after March 31, 2005.

The following table contains selected financial statement data related to CARDC as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$848,373	$3,210,158
Operating expenses	809,673	3,056,258

Net income	$38,700	$153,900

Balance sheet data:
Current assets	$—	$237,367
Other assets	—	9,971

Total assets	$—	$247,338

Current liabilities	$—	$233,711
Other liabilities	—	—

Total liabilities	$—	$233,711

IntegriMED.  On June 7, 2005, as described in “Part I. Item 1. Description of Business — Strategic Focus — Integrated Physician Solutions,” IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after June 30, 2005.

The following table contains selected financial statement data related to IntegriMED as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$191,771	$258,673
Operating expenses	899,667	1,710,891

Net loss	$(707,896)	$(1,452,218)

Balance sheet data:
Current assets	$—	$443,120
Other assets	—	62,575

Total assets	$—	$505,695

Current liabilities	$—	$571,766
Other liabilities	—	—

Total liabilities	$—	$571,766

TASC and TOM.  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of October 1, 2005, and are described in greater detail in “Part I. Item 1. Description of Business — Strategic Focus — Ambulatory Surgery Center Business.” As a result of these transactions, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. As a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to TASC and TOM totaled $789,173 and reduced the gain on disposal. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after September 30, 2005.

The following table contains selected financial statement data related to TASC and TOM as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$2,408,156	$177,761
Operating expenses	2,458,234	123,551

Net income (loss)	$(50,078)	$54,210

Balance sheet data:
Current assets	$—	$772,035
Other assets	—	1,632,949

Total assets	$—	$2,404,984

Current liabilities	$—	$779,684
Other liabilities	—	724,563

Total liabilities	$—	$1,504,247

Sutter.  On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after October 31, 2005.

The following table contains selected financial statement data related to Sutter as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$356,351	$434,063
Operating expenses	347,643	421,352

Net income	$8,708	$12,711

Balance sheet data:
Current assets	$—	$112,920
Other assets	—	15,296

Total assets	$—	$128,216

Current liabilities	$—	$9,806
Other liabilities	—	—

Total liabilities	$—	$9,806

Memorial Village.  In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company’s surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. As described in “Part I. Item 1. Description of Business — Certain Recent Developments,” effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of Memorial Village have been reclassified as assets held for sale and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to Memorial Village totaled $2,005,383. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively.

The following table contains selected financial statement data related to Memorial Village as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$1,490,799	$112,994
Operating expenses	2,966,860	90,966

Net income (loss)	$(1,476,061)	$22,028

Balance sheet data:
Other current assets	$152,856	$243,321
Property and equipment, net	430,244	739,810

Total assets held for sale	$583,100	$983,131

Capital lease obligation	79,206	55,939

Total liabilities held for sale	$79,206	$55,939

San Jacinto.  As described in “Part I. Item 1. Description of Business — Certain Recent Developments,” effective March 1, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of San Jacinto, which is 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company and is not consolidated in the Company’s financial statements. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to San Jacinto totaled $694,499.

Orion.  Prior to the divestiture of the Company’s ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company’s financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $407,595 for the year ended December 31, 2005. Additionally, the Company recorded equity in the earnings of San Jacinto in the amount of $43,273 for the twelve months ended December 31, 2005, while sustaining a minority interest loss in TOM of $93,802 for the same period. For the year ended December 31, 2004, the Company generated management fee revenue of $15,219, a minority interest loss in Memorial Village of $51,800 and equity in the earning of San Jacinto totaling $1,169. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-term investment in San Jacinto and the distributions due to the limited partners of San Jacinto have been reclassified as assets and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005.

The following table summarizes the components of loss from operations of discontinued components:

	2005	2004

Heart Center
Net income	$—	$145,511
Loss on disposal	—	(12,366)
Bellaire SurgiCare
Net loss	(188,418)	(106,308)
Loss on disposal	(163,049)	—
CARDC
Net income	38,700	153,900
Gain on disposal	268,292	—
IntegriMED
Net loss	(707,896)	(1,452,218)
Loss on disposal	(47,101)	—
TASC and TOM
Net income (loss)	(50,079)	54,210
Gain on disposal, net of loss on write-down of goodwill	568,539	—
Sutter
Net income	8,708	12,711
Loss on disposal	(279)	—
Memorial Village
Net income (loss)	(1,476,061)	22,028
Loss on write-down of goodwill	(2,005,383)	—
San Jacinto
Loss on write-down of goodwill	(694,499)	—
Orion
Net income (loss)	357,066	(35,412)

Total loss from operations of discontinued components, including net loss on disposal	$(4,091,459)	$(1,217,943)

Preferred Stock Dividends.  Prior to the IPS Merger, holders of IPS’s Series A-2 preferred stock were entitled to receive, when, as and if declared by the board of directors, cumulative dividends payable at the annual rate of $0.40 for each share. Dividends were accrued, even if not declared, and were to be declared and paid in cash in equal installments on the first day of January, April, July and October immediately following the issue date, or continue to be accrued until such time as the preferred stockholders demanded payment. Preferred stock dividends in the amount of $606,100 were accrued for the twelve months ended December 31, 2004. No cash payments of dividends were made in 2005 or 2004. The Series A-2 redeemable convertible preferred stock, along with the other three series of redeemable convertible preferred stock held by IPS stockholders prior to the IPS Merger, including any accrued and unpaid dividends therein, were exchanged for shares of Orion Class A Common Stock as a part of the IPS Merger.

Liquidity and Capital Resources

Net cash used in operating activities totaled $3,309,084 for the year ended December 31, 2005 compared to net cash used in operating activities of $2,820,499 for the same period in 2004. Net cash used in operations increased over 2004 primarily as a result of the growth in operating expenses related to the IPS Merger and the DCPS/MBS Merger. The net impact of discontinued operations on net cash used in operating activities in 2005 totaled $3,352,219.

For the year ended December 31, 2005, net cash provided by investing activities totaled $1,947,564 compared to $1,716,708 in net cash provided by investing activities for the same period in 2004, which included $2,090,677 in net proceeds related to the 2004 Mergers. In 2005, the Company received proceeds from the sale of TASC and TOM in the fourth quarter of 2005, in addition to the sales of CARDC, IntegriMED and Sutter in the first, second and fourth quarters of 2005, respectively. (See “Part I. Item 1. Description of Business” for more information under the captions “Strategic Focus — Ambulatory Surgery Center Business” and “2005 IPS Transactions”).

Net cash provided by financing activities totaled $958,482 for the year ended December 31, 2005 compared to net cash provided by financing activities totaling $1,756,105 for the year ended December 31, 2004. The following financing activities occurred in 2005:

•	Net repayments of capital lease obligations totaled $492,819, including approximately $635,000 in repayments related to discontinued operations;

•	Net borrowings on the CIT revolving credit facility totaled $386,340; and

•	In March and April 2005, the Company borrowed an aggregate of $1,250,000 from Brantley IV. (See “Part I. Item 1. Description of Business — Acquisitions and Restructuring Transactions — Post-Restructuring Loan Transactions.”)

As of December 31, 2005, the Company had $298,807 of cash and cash equivalents on hand and a working capital deficit of $6,544,351. The Company incurred an operating loss of $16,348,041 for the year ended December 31, 2005. In addition, the Company has used substantial amounts of working capital in its operations.

The Company’s consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2004 and 2005, and has used substantial amounts of working capital in its operations. Additionally, as described more fully below, the Company received notification from CIT in December 2005 that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing the 2004 Mergers and restructuring transactions in December 2004, which are described in Part I. Item 1. Description of Business, under the caption

“Acquisitions and Restructuring Transactions,” and borrowing from related parties. On December 15, 2004, Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement. Under this facility, initially up to $4,000,000 of loans could be made available to Orion, subject to a borrowing base. As discussed below, the amount available under this credit facility has been reduced. Orion borrowed $1,600,000 under this facility concurrently with the closing of the Restructuring. The interest rate under this facility was, prior to default, the prime rate plus 3%. Upon an event of default, CIT can accelerate the loans or call the Guaranties described below. (Please see “Part II, Item 8B. Other Information” for additional discussion regarding the Company’s defaults under the Loan and Security Agreement.) In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

Pursuant to the Brantley IV Guaranty, provided by Brantley IV to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to the Brantley Capital Guaranty, provided by Brantley Capital to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of December 31, 2005.

On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000. On April 19, 2005, Brantley IV loaned the Company an additional $225,000. (See “Part I. Item 1. Description of Business — Acquisitions and Restructuring Transactions — Post-Restructuring Loan Transactions.”) Additionally, as part of these loan transactions, the Company entered into the First Amendment, dated March 22, 2005, with CIT whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended Brantley IV Guaranty, which reduces the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended Brantley Capital Guaranty, which reduces the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273.

As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the twelve months ended December 31, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company’s assets. As of December 31, 2005, the outstanding principal under the revolving credit facility was $1,703,277. The full amount of the loan as of December 31, 2005 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided “Default Rate” of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company’s ability to continue as a going concern.

As of December 31, 2005, the Company’s existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company’s strategic plans and redirected financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in “Part I. Item 1. Description of Business — 2005 IPS Transactions,” IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. These transactions are described in greater detail under the caption “Part I. Item 1. Description of Business — Certain Recent Developments.”

The Company intends to continue to manage its use of cash. However, the Company’s business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company’s cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. In November 2005, the Company made a determination to explore potential additional sources of financing. In connection with this exploration, the Company has engaged Stephens Inc. as its placement agent for a private offering of debt or equity. The engagement, which is for up to one year, provides for (i) an up front payment of $20,000, (ii) a success fee ranging from one to six percent of gross proceeds (depending on whether the offering is of senior debt, subordinated debt or equity or equity linked securities), against which the upfront payment will be credited, and (iii) other typical provisions including indemnification by the Company of the placement agent. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company’s existing stockholders.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s consolidated financial statements and related notes thereto are included as a separate section of this report, commencing on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company maintains a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the design and effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic filings.

Changes in Internal Controls.  During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the twelve months ended December 31, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company’s assets. As of March 27, 2006, the outstanding principal under the revolving credit facility was $1,316,313. The full amount of the loan is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided “Default Rate” of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company and on its ability to continue as a going concern. The Company is currently in negotiations with the lender to obtain, among other provisions, a waiver of the events of default relating to the financial covenants. In the event the lender declares the obligations under the credit facility to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to the lender or its other creditors. As a result, such action would have a material adverse effect on the Company’s ability to continue as a going concern.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held on May 12, 2006.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Class A Common Stock, to file reports of ownership and changes in ownership of the Company’s Class A Common Stock, on Forms 3, 4, and 5, with the SEC and to provide copies of these Forms 3, 4, and 5 to the Company.

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements of the Exchange Act applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2005, except that late filings to report the statement of changes in beneficial ownership on Form 3 and 4 were made as follows:

Grant Date	Name	Title	Transaction

6/17/05	Terrence L. Bauer	Chief Executive Officer	Stock option grant — 300,000 shares
6/17/05	Dennis Cain	CEO, MBS	Stock option grant — 150,000 shares
6/17/05	David Crane	Director	Stock option grant — 10,000 shares
6/17/05	Michael Finn	Director	Stock option grant — 17,000 shares
6/17/05	Gerald McIntosh	Former Director	Stock option grant — 10,000 shares
6/17/05	Stephen H. Murdock	Chief Financial Officer	Stock option grant — 200,000 shares
6/17/05	Robert Pinkas	10% Beneficial Owner	Stock option grant — 17,000 shares
6/17/05	Tom Smith	President & COO, MBS	Stock option grant — 150,000 shares
6/17/05	Joseph Valley, Jr.	Director	Stock option grant — 20,000 shares
8/31/05	Terrence L. Bauer	Chief Executive Officer	Restricted stock unit grant — 300,000 units
8/31/05	Keith G. LeBlanc	Former President and Director	Restricted stock unit grant — 250,000 units
8/31/05	Stephen H. Murdock	Chief Financial Officer	Restricted stock unit grant — 100,000 units

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

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held on May 12, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held on May 12, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held on May 12, 2006.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

Exhibit 2.1	Amended and Restated Agreement and Plan of Merger by and among SurgiCare, Inc., IPS Acquisition, Inc., and Integrated Physician Solutions, Inc., dated February 9, 2004 as amended by First Amendment to Agreement and Plan of Merged dated as of July 16, 2004 and Second Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit 2.2	Amended and Restated Agreement and Plan of Merger dated February 9, 2004, by and among SurgiCare, Inc., DCPS/MBS Acquisition, Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc. and the sellers party thereto as amended by First Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit 2.3	Second Amendment to Agreement and Plan of Merger dated December 15, 2004 among SurgiCare, Inc., DCPS/MBS Acquisition Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc., and the Sellers party thereto. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)*

Exhibit 2.4	Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.) and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 13, 2005)*

Exhibit 2.5	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery Center, L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Ambulatory Surgery Center, L.L.C., and Union Hospital (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*

Exhibit 2.6	Asset Purchase Agreement, dated as of September 30, 2005, by and between Union Hospital and TASC Anesthesia, L.L.C. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*

Exhibit 2.7	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Open MRI, L.P., and Union Hospital (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)

Exhibit 3.2	Amended and Restated By-Laws of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 4.1	Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)

Exhibit 10.1	Agreement dated as of June 23, 2004 by and between American International Industries, Inc., a Nevada corporation, and SurgiCare, Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed on November 15, 2004)

Exhibit 10.2	Amended and Restated Stock Subscription Agreement, dated February 9, 2004, among SurgiCare, Inc. and Brantley Venture Partners IV, L.P., as amended by the First Amendment to Stock Subscription Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit No.	Description

Exhibit 10.3	Amended and Restated Debt Exchange Agreement, dated February 9, 2004, among SurgiCare, Inc., Brantley Venture Partners III, L.P., and Brantley Capital Corporation as amended by the First Amendment to Debt Exchange Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit 10.4	Supplemental Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.5	Second Amendment and Supplement to Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.6	Loan and Security Agreement, dated December 15, 2004, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.7	Guaranty Agreement, dated as of December 15, 2004, issued by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.8	Guaranty Agreement, dated December 15, 2004, issued to Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.9	Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.10	Warrant, dated December 15, 2004, issued to Brantley Capital Corporation by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.11	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L. Bauer (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.12	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.13	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H. Murdock (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.14	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Dennis Cain (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.15	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Tom M. Smith (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.16	Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit No.	Description

Exhibit 10.17	Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley Venture Partners III, L.P., Brantley Venture Partners IV, L.P. and Brantley Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.18	Orion HealthCorp, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)

Exhibit 10.19	First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)

Exhibit 10.20	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)

Exhibit 10.21	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)

Exhibit 10.22	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit 10.23	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit 10.24	Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)

Exhibit 10.25	Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)

Exhibit 10.26	Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005)

Exhibit 10.27	Asset Purchase Agreement, dated as of February 8, 2006, between and among SurgiCare Memorial Village, L.P. and First Surgical Memorial Village, L.P., joined herein by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 14, 2006)*

Exhibit 10.28	Asset Purchase Agreement, dated as of March 1, 2006, by and between San Jacinto Methodist Hospital and San Jacinto Surgery Center, Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006)*

Exhibit 21	List of Subsidiaries of Orion HealthCorp, Inc.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

*	Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. The Company agrees to furnish to the SEC on a supplemental basis a copy of any omitted exhibit or schedule.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held on May 12, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION HEALTHCORP, INC.

By:	/s/ Terrence L. Bauer
Terrence L. Bauer
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Dated: March 31, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Terrence L. Bauer and Stephen H. Murdock, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

By: /s/ Terrence L. Bauer Terrence L. Bauer President, Chief Executive Officer and Director (Principal Executive Officer)	By: /s/ Michael J. Finn Michael J. Finn Director

By: /s/ Paul H. Cascio Paul H. Cascio Director and Non-Executive Chairman of the Board	By: /s/ Joseph M. Valley, Jr. Joseph M. Valley, Jr. Director

By: /s/ David Crane David Crane Director	By: /s/ Stephen H. Murdock Stephen H. Murdock Chief Financial Officer (Principal Accounting and Financial Officer)

ORION HEALTHCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orion HealthCorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balances sheets of Orion HealthCorp, Inc. (formerly SurgiCare, Inc.) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion HealthCorp, Inc. (formerly SurgiCare, Inc.) and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  UHY Mann Frankfort Stein and Lipp CPAs, LLP

Houston, Texas
March 31, 2006

Orion HealthCorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

Current assets
Cash and cash equivalents	$298,807	$701,846
Accounts receivable, net of contractual and doubtful accounts allowances of $2,407,935 and $5,494,295, respectively	2,798,304	4,469,240
Inventory	206,342	519,509
Prepaid expenses and other current assets	715,671	519,843
Assets held for sale	975,839	—

Total current assets	4,994,963	6,210,438

Property and equipment, net of accumulated depreciation of $1,838,983 and $5,827,438, respectively	741,966	3,370,928

Other long-term assets
Intangible assets, excluding goodwill, net	13,797,714	26,876,995
Goodwill	2,490,695	5,373,645
Other assets, net	92,432	534,314

Total other long-term assets	16,380,841	32,784,954

Total assets	$22,117,770	$42,366,320

Current liabilities
Accounts payable and accrued expenses	$6,738,278	$6,784,950
Other current liabilities	25,000	304,144
Income taxes payable	—	116,943
Current portion of capital lease obligations	92,334	258,478
Current portion of long-term debt	4,231,674	2,762,334
Liabilities held for sale	452,027	—

Total current liabilities	11,539,313	10,226,849

Long-term liabilities
Capital lease obligations, net of current portion	213,600	540,274
Long-term debt, net of current portion	3,871,593	4,238,839
Deferred tax liability	—	620,977
Minority interest in partnership	35,000	169,500

Total long-term liabilities	4,120,193	5,569,590

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, Class A, par value $0.001; 70,000,000 shares authorized, 12,428,042 and 8,602,149 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	12,428	8,602
Common Stock, Class B, par value $0.001; 25,000,000 shares authorized, 10,448,470 and 11,482,261 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	10,448	11,482
Common Stock, Class C, par value $0.001; 2,000,000 shares authorized, 1,437,572 and 1,575,760 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	1,438	1,576
Additional paid-in capital	56,928,016	56,602,786
Accumulated deficit	(50,455,748)	(30,016,247)
Treasury stock — at cost; 9,140 shares	(38,318)	(38,318)

Total stockholders’ equity	6,458,264	26,569,881

Total liabilities and stockholders’ equity	$22,117,770	$42,366,320

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004

Net operating revenues	$29,564,885	$17,582,937
Operating expenses
Salaries and benefits	12,663,369	5,055,249
Physician group distribution	8,314,975	6,939,081
Facility rent and related costs	1,707,579	1,116,949
Depreciation and amortization	2,818,042	651,731
Professional and consulting fees	1,910,555	703,707
Insurance	898,495	534,650
Provision for doubtful accounts	1,176,405	1,065,137
Other expenses	5,024,169	3,115,015
Charge for impairment of intangible assets and goodwill	11,026,470	4,795,482

Total operating expenses	45,540,059	23,977,001

Loss from continuing operations before other income (expenses)	(15,975,174)	(6,394,064)

Other income (expenses)
Interest expense	(342,678)	(969,047)
Gain on forgiveness of debt	—	2,427,938
Other expense, net	(24,066)	(21,978)

Total other income (expenses), net	(366,744)	1,436,913

Minority interest loss in partnership	(6,124)	—

Loss from continuing operations	(16,348,042)	(4,957,152)
Discontinued operations
Loss from operations of discontinued components, including net loss on disposal of $2,073,480 for the year ended December 31, 2005	(4,091,459)	(1,217,944)

Net loss	(20,439,501)	(6,175,095)
Preferred stock dividends	—	(606,100)

Net loss attributable to common stockholders	$(20,439,501)	$(6,781,195)

Weighted average common shares outstanding
Basic	10,440,539	8,602,149
Diluted	10,440,539	8,602,149
Loss per share
Basic
Net loss per share from continuing operations	$(1.57)	$(0.58)
Net loss per share from discontinued operations	$(0.39)	$(0.14)

Net loss per share	$(1.96)	$(0.72)

Diluted
Net loss per share from continuing operations	$(1.57)	$(0.58)
Net loss per share from discontinued operations	$(0.39)	$(0.14)

Net loss per share	$(1.96)	$(0.72)

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004

	Common Stock
	Class A		Class B		Class C		Additional Paid-in		Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Shares	Amount	Equity (Deficit)

Balance, January 1, 2004	—	$—	—	$—	—	$—	$9,392,506	$(23,235,052)	(111,817)	$(625,000)	$(14,464,725)
Acquisitions and restructuring transactions (Note 3)	8,602,149	8,602	11,482,261	11,482	1,575,760	1,576	47,210,280	—	102,677	586,682	47,815,801
Dividends accrued and unpaid	—	—	—	—	—	—	—	(606,100)	—	—	(606,100)
Net loss	—	—	—	—	—	—	—	(6,175,095)	—	—	(6,175,095)

Balance, December 31, 2004	8,602,149	$8,602	11,482,261	$11,482	1,575,760	$1,576	$56,602,786	$(30,016,247)	(9,140)	$(38,318)	$26,569,881
Conversion of notes payable into Class A Common Stock	374,164	374	—	—	—	—	335,848	—	—	—	336,222
Conversion of Class B Common Stock into Class A Common Stock	2,875,726	2,876	(1,033,791)	(1,034)	—	—	(1,842)	—	—	—	—
Conversion of Class C Common Stock into Class A Common Stock	660,536	661	—	—	(138,188)	(138)	(523)	—	—	—	(0)
Other	(84,533)	(85)	—	—	—	—	(8,253)	—	—	—	(8,338)
Net loss	—	—	—	—	—	—	—	(20,439,501)	—	—	(20,439,501)

Balance, December 31, 2005	12,428,042	$12,428	10,448,470	$10,448	1,437,572	$1,438	$56,928,016	$(50,455,748)	(9,140)	$(38,318)	$6,458,264

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004
		“Revised”

Operating activities
Net loss	$(20,439,501)	$(6,175,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for impairment of intangible assets	11,026,471	4,795,482
Write-down of goodwill	3,489,055	—
Provision for doubtful accounts	1,176,405	1,126,536
Depreciation and amortization	2,818,042	735,738
Gain on forgiveness of debt	—	(2,427,938)
Conversion of notes payable to common stock	57,885	—
Impact of discontinued operations	(3,352,219)	77,366
Changes in operating assets and liabilities:
Accounts receivable	1,649,987	(761,829)
Inventory	114,093	(59,519)
Prepaid expenses and other assets	(114)	265,887
Other assets	49,145	(19,268)
Accounts payable and accrued expenses	221,164	(519,608)
Other liabilities	(119,499)	141,749

Net cash used in operating activities	(3,309,086)	(2,820,499)

Investing activities
Sale (purchase) of property and equipment	3,636,368	(282,422)
Impact of discontinued operations	(1,688,803)	(91,547)
Net proceeds from merger transaction	—	2,090,677

Net cash provided by investing activities	1,947,565	1,716,708

Financing activities
Net borrowings of capital lease obligations	142,525	19,017
Net borrowings on line of credit	386,340	1,900,000
Net borrowings of notes payable	3,356,833	—
Net repayments of notes payable	(3,976)	—
Net repayments of other obligations	(44,008)	(162,912)
Impact of discontinued operations	(2,879,232)	—

Net cash provided by financing activities	958,482	1,756,105

Net increase (decrease) in cash and cash equivalents	(403,039)	652,314
Cash and cash equivalents, beginning of year	701,846	49,532

Cash and cash equivalents, end of year	$298,807	$701,846

Supplemental cash flow information
Cash paid during the year for
Income taxes	$—	$—
Interest	$360,375	$380,896

In 2005, the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 1.	Organization and Accounting Policies

Orion HealthCorp, Inc. (formerly SurgiCare, Inc. “SurgiCare”) and its subsidiaries (“Orion” or the “Company”) maintain their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accounting principles followed by the Company and its subsidiaries and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Description of Business

Orion is a healthcare services organization providing outsourced business services to physicians. The Company serves the physician market through two subsidiaries, Integrated Physician Solutions, Inc. (“IPS”), which provides business and management services to general and subspecialty pediatric physician practices; and Medical Billing Services, Inc. (“MBS”), which provides billing, collection and practice management services, primarily to hospital-based physicians.

The Company was incorporated in Delaware on February 24, 1984 as Technical Coatings, Incorporated. On December 15, 2004, the Company completed a transaction to acquire IPS (the “IPS Merger”) and to acquire Dennis Cain Physician Solutions, Ltd. (“DCPS”) and MBS (the “DCPS/MBS Merger”) (collectively, the “2004 Mergers”). As a result of these transactions, IPS and MBS became wholly owned subsidiaries of the Company, and DCPS is a wholly owned subsidiary of MBS. On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, the Company changed its name from SurgiCare, Inc. to Orion and consummated its restructuring transactions (the “Closing”), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split (the “Reverse Stock Split”). SurgiCare common stock was converted to Orion Class A Common Stock (the “Reclassification”). The Company also created Class B Common Stock and Class C Common Stock, which were issued in connection with the equity investments and acquisitions. (See Note 3. Acquisitions and Restructuring Transactions).

In April 2005, the Company initiated a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this strategic plan, the Company began to divest certain non-strategic assets. In addition, the Company ceased investment in business lines that did not complement the Company’s strategic plan and redirected financial resources and Company personnel to areas that management believes enhance long-term growth potential. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Consistent with its strategic plan, the Company also completed a series of transactions involving the divestiture of non-strategic assets in 2005.

Integrated Physician Solutions

IPS, a Delaware corporation, was founded in 1996 to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999.

As of December 31, 2005, IPS managed nine practice sites, representing five medical groups in Illinois and Ohio. IPS provides human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services to these medical groups. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

There is a standard forty-year management service agreement (“MSA”) between IPS and the various affiliated medical groups whereby a management fee is paid to IPS. IPS owns all of the assets used in the operation of the medical groups. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice, for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians and treated as an expense on IPS’s financial statements as “physician group distribution.”

On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “CARDC Settlement”) with Bradley E. Chipps, M.D. (“Dr. Chipps”) and Capital Allergy and Respiratory Disease Center, a medical corporation (“CARDC”) to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other.

On June 7, 2005, InPhySys, Inc. (formerly known as IntegriMED, Inc.) (“IntegriMED”), a wholly owned subsidiary of IPS, executed an Asset Purchase Agreement (the “IntegriMED Agreement”) with eClinicalWeb, LLC (“eClinicalWeb”) to sell substantially all of the assets of IntegriMED. The IntegriMED Agreement was deemed to be effective as of midnight on June 6, 2005. As consideration for the purchase of the acquired assets, eClinicalWeb issued to IntegriMED the following: (i) a two percent (2%) ownership interest in eClinicalWeb; and (ii) $69,034 for the payoff of certain leases and purchase of certain software. Also eClinicalWeb agreed to sublease certain office space from IPS that was occupied by employees of IntegriMED.

On October 31, 2005, IPS executed a Mutual Release and Settlement Agreement (the “Sutter Settlement”) with John Ivan Sutter, M.D., PA (“Dr. Sutter”) to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other.

Medical Billing Services

MBS is based in Houston, Texas and was incorporated in Texas on October 16, 1985. DCPS is based in Houston, Texas and was organized as a Texas limited liability company on September 16, 1998. DCPS reorganized as a Texas limited partnership on August 31, 2003. MBS (which includes the operations of DCPS) offers its clients a complete outsourcing service, which includes practice management and billing and collection services, allowing them to avoid the infrastructure investment in their own back-office operations. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens.

MBS provides services to approximately 58 customers throughout Texas. These customers include anesthesiologists, pathologists, and radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ambulatory surgery centers (“ASCs.”)

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Ambulatory Surgery Center Business

As of December 31, 2005, the Company owned interests as general partner in two ASCs, both of which are located in Texas. The Company sold its interest in SurgiCare Memorial Village L.P. (“Memorial Village”) effective January 31, 2006 and in San Jacinto Surgery Center Ltd. (“San Jacinto”) effective March 1, 2006. (See Note 18. Subsequent Events). The following table sets forth information related to Orion’s ASCs in operation at December 31, 2005:

		Acquisition
Name	Location	Date	Ownership

SurgiCare Memorial Village L.P.	Houston, Texas	Oct. 2000	49%
San Jacinto Surgery Center Ltd.	Baytown, Texas	Oct. 2000	10%

On March 1, 2005, the Company closed its wholly owned subsidiary, Bellaire SurgiCare, Inc. (“Bellaire SurgiCare”), and consolidated its operations with the operations of Memorial Village.

In April 2005, due to unsatisfactory financial performance of the Company’s surgery centers and in accordance with its strategic plan, the Company began the process of divesting its surgery center ownership interests.

On September 30, 2005, Orion executed purchase agreements to sell its 51% ownership interest in Tuscarawas Ambulatory Surgery Center, L.L.C. (“TASC”) and its 41% ownership interest in Tuscarawas Open MRI, L. P., (“TOM”) both located in Dover, Ohio, to Union Hospital (“Union”). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. (“TASC Anesthesia”), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM.

As consideration for the purchase of the 70% ownership interests in TASC and TOM, Union Hospital paid purchase prices of $950,000 and $2,188,237, respectively. Orion’s portion of the total proceeds for TASC, TASC Anesthesia and TOM, after closing costs of $82,632, was cash in the amount of $1,223,159 and a note due on or before March 30, 2006 in the amount of $530,547. As a result of these transactions, Orion no longer has an ownership interest in TASC, TOM or TASC Anesthesia.

Additionally, as part of the TASC and TOM transactions, Orion executed two-year management services agreements (the “TASC MSA” and the “TOM MSA”) with terms substantially the same as those of the management services agreements under which Orion performed management services to TASC and TOM prior to the transactions. In the first quarter of 2006, the Company received notification that Union was exercising its option to terminate the TASC MSA and TOM MSA. (See Note 18. Subsequent Events).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Orion’s results for fiscal 2005 include the results of IPS, MBS and the Company’s ambulatory surgery and diagnostic center business for the twelve months ended December 31, 2005. Orion’s results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of MBS and the Company’s surgery and diagnostic center business commencing on December 15, 2004. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In November 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”), reached a consensus in applying the conditions in Paragraph 42 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“EITF 03-13”). Evaluation of whether operations and cash flows have been eliminated depends on whether (i) continuing operations and cash flows are expected to be generated, and (ii) the cash flows, based on their nature and significance are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance (“APB 25”).

The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R)permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). The Company will be required to apply SFAS 123(R) for its quarter ending March 31, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company will adopt the modified prospective transition method beginning in 2006. The pro forma net income effect of using the fair value method for the past two fiscal years is presented in the table under the caption “Stock-Based Compensation,” below. The pro forma compensation costs presented below and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in Current Procedure Terminology (“CPT”) code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer’s current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS’s affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable.

MBS’s principal source of revenues is fees charged to clients based on a percentage of net collections of the client’s accounts receivable. MBS recognizes revenue and bills it clients when the clients receive payment on those accounts receivable. MBS typically receives payment from the client within 30 days of billing. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS also earns fees from the various consulting services that MBS provides, including medical practice management services, managed care contracting, coding and reimbursement services.

Orion’s principal source of revenues from its surgery center business was a surgical facility fee charged to patients for surgical procedures performed in its ASCs and for diagnostic services performed at TOM. Orion depended upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of its patients. Patients were responsible for the co-payments and deductibles when applicable. The fees varied depending on the procedure, but usually included all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees did not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which were billed directly to third-party payers by such physicians. In addition to the facility fee revenues, Orion also earned management fees from its operating facilities and development fees from centers that it developed. As more fully described in Note 18. Subsequent Events, the Company no longer has ownership or management interests in surgery and diagnostic centers.

ASCs, such as those in which Orion owned an interest at December 31, 2005, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Medicare program currently pays ASCs and physicians in accordance with fee schedules, which are prospectively determined.

In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include standard indemnity insurance programs as well as managed care structures such as preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”) and other similar structures.

Accounts Receivable and Allowance for Doubtful Accounts.

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Investment in Limited Partnerships

At December 31, 2005, the Company owned a 10% general partnership interest in San Jacinto. The investment is accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, the Company sold its interest in San Jacinto. (See Note 18. Subsequent Events).

The general partnership interest was accounted for as an investment in limited partnership due to the interpretation of SFAS 94/Accounting Research Bulletin (“ARB”) 51 and the interpretations of such by Issue 96-16 and Statement of Position (“SOP”) 78-9. Under those interpretations, the Company could not consolidate its interest in an entity in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, and capital expenditure and debt approval by limited partners and the general form versus substance analysis.

Segments of an Enterprise and Related Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has two reportable segments — IPS and MBS. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. The Company’s reportable segments consist of: (i) the pediatric medical groups that provide patient care operating under the MSA; and (ii) MBS, which provides practice management, billing and collection, managed care consulting and coding/reimbursement services to hospital-based physicians and clinics. Management chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

Goodwill and Intangible Assets

Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

The Company adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141.

As part of the acquisition and restructuring transactions that closed on December 15, 2004 and as detailed in Note 3. Acquisitions and Restructuring Transactions, the Company recorded intangible assets and goodwill related to the 2004 Mergers. (See also Note 4. Goodwill and Intangible Assets).

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more than likely that such asset will not be realizable.

Stock Based Compensation

At December 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for these plans under APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company under the Company’s 2004 Incentive Plan, as amended. In the third quarter of 2005, stock options totaling 360,000 to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions duplicated at the Company’s Houston, Texas and Roswell, Georgia facilities. No options were granted to employees in 2004.

On August 31, 2005, the Company granted 650,000 restricted stock units to certain officers of the Company under the Company’s 2004 Incentive Plan, as amended.

The fair value of options is calculated using the Black-Scholes option-pricing model. Had the Company adopted the fair value method of accounting for stock based compensation, compensation expense would have been higher, and net loss and net loss attributable to common shareholders would have increased for the periods presented. No change in cash flows would occur. The effects of applying SFAS No. 123(R) in this pro forma disclosure are not indicative of future amounts.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net loss per share of Class A Common Stock if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

	For the Years Ended December 31,
	2005	2004

Net loss — as reported	$(20,439,501)	$(6,175,095)
Deduct: Total stock-based employee compensation (expense determined under the fair value-based method for all awards), net of tax effect	(142,861)	(155,245)

Net loss — pro forma	$(20,582,362)	$(6,330,340)

Net loss per share:
Basic — as reported	$(1.96)	$(0.72)
Basic — pro forma	$(1.97)	$(0.74)
Diluted — as reported	$(1.96)	$(0.72)
Diluted — pro forma	$(1.97)	$(0.74)

The above pro forma effects on net loss per share of Class A Common Stock are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards may be made in subsequent periods.

Reclassifications

Certain reclassifications have been made in the 2004 financial statements to conform to the reporting format in 2005. Such reclassifications had no effect on previously reported earnings. The most significant reclassifications relate to the presentation of discontinued operations for comparative purposes on the consolidated statements of operations. Additionally, in 2005 the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which were reported on a combined basis as a single amount in 2004.

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

Note 2.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2004 and 2005, and has used substantial amounts of working capital in its operations. Additionally, as described more fully below, the Company received notification from CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (“CIT”) in December 2005 that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing a series of acquisitions and restructuring

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

transactions (the “Restructuring”), which occurred in December 2004 and are described in Note 3. Acquisitions and Restructuring Transactions, and borrowing from related parties. In connection with the closing of these transactions, the Company entered into a new secured two-year revolving credit facility pursuant to a Loan and Security Agreement (the “Loan and Security Agreement”), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and CIT. In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services, Inc. (collectively, “DVI”) from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

Pursuant to a Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the “Brantley Capital Guaranty”), dated as of December 15, 2004, provided by Brantley Capital Corporation (“Brantley Capital”) to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of December 31, 2005.

In addition to the Closing, on March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the “First Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the “First Note”) payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company’s outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First Note is due in a lump sum on April 19, 2006 (the “First Note Maturity Date”); (iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “First Note Conversion Price”). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of December 31, 2005, if Brantley IV were to convert the Second Note, the Company would have to issue 1,054,168 shares of Class A Common Stock. The Company is in the process of negotiating an extension on the First Note.

On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the “Second Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the “Second Note”) payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company’s outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due in a lump sum on April 19, 2006 (the “Second Note Maturity Date”); (iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “Second Note Conversion Price”). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of December 31, 2005, if Brantley IV were to convert the Second Note, the Company would have to issue 229,569 shares of Class A Common Stock. The Company is in the process of negotiating an extension on the Second Note.

Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the “First Amendment”), dated March 22, 2005, with certain of the Company’s affiliates and subsidiaries, and CIT, whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley IV Guaranty”), dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement (the “Amended Brantley Capital Guaranty”), dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273. Paul H. Cascio, the Chairman of the board of directors of Orion, and Michael J. Finn, a director of Orion, are affiliates of Brantley IV.

As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the twelve months ended December 31, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company’s assets. As of December 31, 2005, the outstanding principal under the revolving credit facility was $1,703,277. The full amount of the loan as of December 31, 2005 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided “Default Rate” of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company’s ability to continue as a going concern.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2005, the Company’s existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company’s strategic plans and redirected financial resources and Company personnel to areas that management believes enhance long-term growth potential. On June 7, 2005, as described in Note 1. Organization and Accounting Policies, IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. (See Note 18. Subsequent Events).

The Company intends to continue to manage its use of cash. However, the Company’s business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company’s cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. In November 2005, the Company made a determination to explore potential additional sources of financing. In connection with this exploration, the Company has engaged Stephens Inc. as its placement agent for a private offering of debt or equity. The engagement, which is for up to one year, provides for (i) an up front payment of $20,000, (ii) a success fee ranging from one to six percent of gross proceeds (depending on whether the offering is of senior debt, subordinated debt or equity or equity linked securities), against which the upfront payment will be credited, and (iii) other typical provisions including indemnification by the Company of the placement agent. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company’s existing stockholders.

Note 3.	Acquisitions and Restructuring Transactions

Acquisition of IPS

In connection with the IPS Merger, IPS equity holders and certain IPS debt holders received an aggregate of 4,470,654 shares of the Company’s Class A Common Stock. This number approximately equaled the total number of shares of SurgiCare common stock outstanding on a fully diluted basis immediately prior to closing the IPS Merger and the other transactions consummated at the Closing.

SFAS No. 141 requires that, in a business combination effected through the issuance of shares or other equity interests, as in the case of the IPS Merger, a determination be made as to which entity is the acquirer for accounting purposes. This determination is principally based on the relative voting rights in the combined entity held by existing stockholders of each of the combining companies, the composition of the board of directors of the combined entity, and the expected composition of the executive management of the combined entity. Based on an assessment of the relevant facts and circumstances existing with respect to the IPS Merger, it was determined that IPS was the acquirer for accounting purposes, even though IPS is a subsidiary of Orion.

Accordingly, the IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company’s tangible and intangible assets and liabilities

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity, and, thus, IPS’s historical results have become those of the combined company.

Issuance of Class B Common Stock

On December 15, 2004, Orion issued 11,482,261 shares of its Class B Common Stock (the “Investment Transaction”) to Brantley Partners IV, L.P. (“Brantley IV”) and various other investors for $13,328,350 in cash. The Class B Common Stock was issued pursuant to the terms of (i) the Amended and Restated Stock Subscription Agreement dated February 9, 2004, as amended on July 16, 2004, between Brantley IV and SurgiCare, (ii) the Supplemental Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and certain affiliates of Brantley IV, and (iii) the Second Amendment and Supplement to Stock Subscription Agreement, dated as of December 15, 2004, by and among SurgiCare, Brantley IV and certain other investors, including Brantley Capital, an affiliate of Brantley IV.

At the Closing, Orion used $6,037,111 of the proceeds of the Investment Transaction to repay the outstanding principal and a portion of the accrued but unpaid interest on a note owed immediately prior to the Closing by SurgiCare and IPS to an affiliate of Brantley IV. Additionally, the Company used $3,683,492 of the proceeds of the Investment Transaction to repay a portion of the indebtedness owed by the Company to unaffiliated third parties and restructured additional existing indebtedness.

Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and a nine percent (9%) return on the original purchase price for the Class B Common Stock without compounding, from the date of issuance through the date of conversion. As of December 31, 2005, each share of Class B Common Stock was convertible into 4.700108783239 shares of Class A Common Stock. As of that date, there were 10,448,470 shares of Class B Common Stock issued and outstanding.

Acquisition of DCPS and MBS

In connection with the DCPS/MBS Merger, holders of MBS common stock, DCPS limited partnership interests and Dennis Cain Management, LLC (“DCM”) limited liability company interests received an aggregate of $3,000,000 in cash, promissory notes of Orion in the aggregate principal amount of $1,000,000 and 1,575,760 shares of the Company’s Class C Common Stock. The purchase price was subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly formed company and its predecessors in 2004 and 2005. Pursuant to the DCPS/MBS Merger Agreement the adjustments was based on whether DCPS and MBS, on a combined basis, meet an earnings before income taxes, depreciation and amortization (“EBITDA”) target of $2 million for the fiscal years ended December 31, 2004 and 2005. Additionally, two of the principal owners of DCPS and MBS, as part of employment agreements executed in connection with the DCPS/MBS Merger were entitled to receive additional payments up to $175,000 each, based on the amount by which EBITDA of DCPS and MBS on a combined basis, exceeded $1.2 million for the year ended December 31, 2005. The Company has accrued a liability in the amount of $840,286 as of December 31, 2005 based on these provisions and adjusted the purchase price accordingly. The Company will also issue 285,726 shares of Class A Common Stock as a result of this purchase price adjustment. In addition, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the DCPS and MBS equity.

Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below. As of December 31, 2005, there were 1,437,572 shares of Class C Common Stock issued and outstanding.

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

New Line of Credit and Debt Restructuring

On December 15, 2004, Orion also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement. Under this facility, initially up to $4,000,000 of loans could be made available to Orion, subject to a borrowing base, which is determined based on a percentage of eligible outstanding accounts receivable less than 180 days old. As discussed below, the amount available under this credit facility has been reduced. Orion borrowed $1,600,000 under this facility concurrently with the closing of the Restructuring. The interest rate under this facility is the prime rate plus 3%. Upon an event of default, CIT can accelerate the loans or call the Guaranties described below. (See Note 6. Long-Term Debt and Lines of Credit, for additional discussion regarding the Company’s defaults under the Loan and Security Agreement.) In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

In connection with the Loan and Security Agreement, Brantley IV and Brantley Capital issued the Guaranties. See Note 2. Going Concern, for a description of the terms of the Guaranties. On March 16, 2005, and April 19, 2005, Brantley IV made the First Loan and Second Loan, respectively. See Note 2. Going Concern, for a description of the terms of the First Loan and Second Loan.

Note 4.	Goodwill and Intangible Assets

Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

The Company adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141.

As part of the acquisition and restructuring transactions that closed on December 15, 2004, the Company recorded intangible assets and goodwill related to the 2004 Mergers. As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004.

As a result of the CARDC Settlement described in Note 1. Organization and Accounting Policies — Description of Business — Integrated Physician Solutions, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. Based on the pending sales transaction involving TASC and TOM, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC, TOM and Memorial Village were impaired and recorded a charge for impairment of intangible assets of $6,362,849 for the quarter ended June 30, 2005. The sale of the Company’s interests in TASC and TOM was completed effective as of October 1, 2005. (See Note 1. Organization and Accounting Policies — Description of Business — Ambulatory Surgery Center Business).

In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. Based on the decision to sell or close Memorial Village, as well as the continuing uncertainty of cash flows related to the Company’s surgery center segment, the Company determined that the joint venture interests for San Jacinto, as well as the management contracts associated with Memorial Village and San Jacinto, were impaired and recorded an additional charge for impairment of intangible assets totaling $3,461,351 for the quarter ended September 30, 2005.

As described in Note 18. Subsequent Events, effective January 31, 2006 and March 1, 2006, respectively, the Company executed Asset Purchase Agreements to sell substantially all of the assets of Memorial Village and San Jacinto. Also in the first quarter of 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA and TOM MSA. As a result of the sales of Memorial Village and San Jacinto, as well as the termination of the TASC MSA and TOM MSA, the Company no longer has an ownership or management interest in any ambulatory surgery centers and, as such, the Company tested the remaining identifiable intangible assets related to the surgery centers from the IPS Merger at December 31, 2005. Based on the terminations of the TASC MSA and TOM MSA, as well as the sales of Memorial Village and San Jacinto, the Company determined that the management contracts associated with TASC and TOM were impaired and recorded an additional charge for impairment of intangible assets of $1,163,830 for the quarter ended December 31, 2005.

As a result of the Sutter Settlement, which is described in Note 1. Organization and Accounting Policies — Description of Business — Integrated Physician Solutions, the Company also recorded an additional $38,440 charge for impairment of intangible assets for the quarter ended December 31, 2005.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

In order to determine whether the goodwill recorded as a result of the IPS Merger was impaired at December 31, 2005, the Company compared the fair value of each ASC’s assets to its net carrying value. As each of the ASCs was sold between October 1, 2005 and March 1, 2006, the fair value of each ASC was best determined by the purchase price of the assets. Since TASC and TOM were sold effective October 1, 2005, the balance sheet at September 30, 2005 was used to determine the fair value of its assets. Since the Memorial Village and San Jacinto transactions took place after year-end, the December 31, 2005 balance sheets were used to determine the carrying value of the assets of those entities. The Company determined that the fair value of each ASC was greater than the carrying value in each case and concluded that there was no impairment of goodwill at December 31, 2005. As a result of the sale of all of the entities related to the Company’s ambulatory surgery center business, the Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill of $3,489,055 for the quarter ended December 31, 2005. The charge for the write-down of goodwill is included in discontinued operations.

The changes in the carrying amount of intangible assets for the years ended December 31, 2005 and 2004 are as follows:

Balance, January 1, 2004	$7,813,457
Amortization expense	(496,469)
Merger transaction — Intangible assets — IPS Merger	15,700,764
Merger transaction — Intangible assets — DCPS/MBS Merger	8,578,225
Charge for impairment — Bellaire SurgiCare	(4,014,055)
Charge for impairment — CARDC	(704,927)

Balance, December 31, 2004	$26,876,995
Amortization expense	(2,566,891)
Charge for impairment — TASC	(1,069,776)
Charge for impairment — TOM	(1,999,666)
Charge for impairment — Memorial Village	(4,501,047)
Charge for impairment — San Jacinto	(2,761,084)
Charge for impairment — Sutter	(38,440)
Charge for impairment — Orion	(142,377)

Balance, December 31, 2005	$13,797,714

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

Balance, January 1, 2004	$—
Merger transaction — Goodwill — IPS Merger	3,889,459
Merger transaction — Goodwill — DCPS/MBS Merger	939,709
Charge for impairment — Bellaire SurgiCare	(76,500)
Goodwill — Deferred tax liability	620,977

Balance, December 31, 2004	$5,373,645
Charge for impairment — TASC	(74,460)
Charge for impairment — Memorial Village	(76,500)
Charge for impairment — San Jacinto	(86,700)
Charge for impairment — Orion	(276,420)
Purchase price adjustment — IPS Merger	900,876
Purchase price adjustment — DCPS/MBS Merger	840,286
Goodwill — Deferred tax benefit	(620,977)
Goodwill — write-down related to discontinued operations	(3,489,055)

Balance, December 31, 2005	$2,490,695

The Company’s amortizable identifiable intangible assets consist of the MSAs, client relationships, non-compete agreements, and acquired software, which are amortizable over periods of five to twenty-five years. Future annual amortization of the Company’s identifiable intangible assets for the next five years is as follows:

Fiscal Year Ending	Amount

2006	$1,406,938
2007	1,406,938
2008	1,406,938
2009	1,389,915
2010	998,397

$6,609,126

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Earnings per Share

Basic earnings per share are calculated on the basis of the weighted average number of shares of Class A Common Stock outstanding at year-end. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method, conversion of debt and conversion of Class B Common Stock and Class C Common Stock.

	For the Years Ended December 31,
	2005		2004

Net loss	$(20,439,501)		$(6,175,095)
Weighted average number of shares of Class A Common Stock outstanding for basic net loss per share	10,440,539		8,602,149
Dilutive stock options, warrants and restricted stock units	(a	)	(a	)
Convertible notes payable	(b	)	(b	)
Class B Common Stock	(c	)	(c	)
Class C Common Stock	(d	)	(d	)
Weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share	10,440,539		8,602,149
Net loss per share — Basic	$(1.96)		$(0.72)
Net loss per share — Diluted	$(1.96)		$(0.72)

The following potentially dilutive securities are not included in the 2005 and 2004 calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share, because the effect would be anti-dilutive due to the net loss for the year:

a) 2,510,347 and 889,841 options, warrants and restricted stock units were outstanding at December 31, 2005 and 2004, respectively.

b) $50,000 and $320,000 of notes were convertible into Class A Common Stock at December 31, 2005 and 2004, respectively. The conversion price was equal to $3.50 per share until January 31, 2004. Subsequent to that date, the conversion price is equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date.

c) 10,448,470 and 11,482,261 shares of Class B Common Stock were outstanding at December 31, 2005 and 2004, respectively. The conversion mechanism for the Class B Common Stock is explained in Note 3. Acquisitions and Merger Transactions, under the caption “Issuance of Class B Common Stock.”

d) 1,437,572 and 1,575,760 shares of Class C Common Stock were outstanding at December 31, 2005 and 2004, respectively. The conversion mechanism for the Class C Common Stock is explained in Note 3. Acquisitions and Restructuring Transactions, under the caption “Acquisition of DCPS and MBS.”

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 6.	Long-Term Debt

Long-term debt is as follows:

	As of December 31,
	2005	2004

Promissory note due to sellers of MBS, bearing interest at 8%, interest payable monthly or on demand, matures December 15, 2007	$1,000,000	$1,000,000
Working capital due to sellers of MBS, due on demand	199,697	383,112
Term loan with a financial institution, non-interest bearing, matures November 15, 2010(1), net of discount of $641,467 and $614,291, respectively	3,108,677	3,135,853
Revolving line of credit with a financial institution, bearing interest at 6.5%, interest payable monthly or on demand(2)	778,006	787,650
$2,300,000 revolving line of credit, bearing interest at prime (7.25% at December 31, 2005) plus 6%, interest payable monthly, matures December 14, 2006(3)	1,703,277	1,316,937
Convertible notes, bearing interest at 18%, interest payable monthly, convertible on demand	50,000	320,000
Note payable due to a related party, bearing interest at 6%, interest payable monthly, due on demand	13,610	50,000
Insurance financing note payable, bearing interest at 5.25%, interest payable monthly	—	7,621
Convertible promissory notes due to a related party, bearing interest at 9%, mature April 19, 2006	1,250,000	—

Total long-term debt	8,103,267	7,001,173
Less: current portion of long-term debt	(4,231,674)	(2,762,334)

Long-term debt, net of current portion	$3,871,593	$4,238,839

(1)	This note was affected by the acquisition and restructuring transactions consummated on December 15, 2004, which are described in greater detail in Note 3 under the caption “New Line of Credit and Debt Restructuring.”

(2)	This note was affected by the acquisition and restructuring transactions consummated on December 15, 2004, which are described in greater detail in Note 3 under the caption “New Line of Credit and Debt Restructuring.” Additionally, as of March 13, 2006, these notes were paid in full at a significant discount. (See Note 18. Subsequent Events).

(3)	As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. At December 31, 2005, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The full amount of the loan as of December 31, 2005 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided “Default Rate” of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company’s ability to continue as a going concern. Future aggregate annual maturities of long-term debt are as follows:

Fiscal Year Ending	Amount

2006	$4,231,674
2007	457,360
2008	1,457,360
2009	457,360
2010	1,499,513

Total long-term debt	8,103,267
Less: current portion of long-term debt	(4,231,674)

Long-term debt, net of current portion	$3,871,593

Note 7.	Capital Lease Obligations

The Company has entered into several leases for computer software and hardware. These leases are accounted for as capital leases.

Future annual minimum lease payments are as follows:

Fiscal Year Ending	Amount

2006	$152,794
2007	145,440
2008	115,581
2009	26,490
2010	—

Total future minimum lease payments	440,305
Less: Amounts representing interest	(55,166)

Present value of future minimum lease payments	385,139
Less: Liabilities held for sale	(79,205)
Less: Current portion of capital lease obligations	(92,334)

Capital lease obligations, net of current portion	$213,600

Note 8.	Operating Leases

The Company leases its treatment facilities and corporate office space under operating leases that expire in various years through 2011. The leases provide for annual operating expense increases. The Company also leases medical equipment under an operating lease that expires in 2006. Annual rental payments related to the

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s facility leases including discontinued operations totaled $1,998,300 and $1,167,269 for the years ended December 31, 2005 and 2004, respectively. Rental payments related to the Company’s principal office in Roswell, Georgia were offset by approximately $63,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

Future annual base rental payments under these lease agreements are as follows:

Fiscal Year Ending	Amount

2006	$1,295,690
2007	907,461
2008	621,687
2009	531,163
2010	374,493
Thereafter	160,238

Total future annual base rental payments(1)	$3,890,732

(1)	This total includes base rental payments in the amount of $49,884 related to Memorial Village, which was sold effective January 31, 2006. (See Note 18. Subsequent Events).

Note 9.	Related Party Transactions

On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, the Company consummated its restructuring transactions, which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also completed a one-for-ten reverse stock split, created three new classes of common stock and changed its name. SurgiCare common stock was converted to Orion Class A Common Stock. The Company also created Class B and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

In connection with the IPS Merger, IPS equityholders and certain IPS debtholders received an aggregate of 4,470,654 shares of the Company’s Class A Common Stock. This number approximately equaled the total number of shares of SurgiCare common stock outstanding on a fully-diluted basis immediately prior to closing the IPS Merger and the other transactions consummated at the Closing.

Orion also acquired DCPS, and MBS. The Company acquired MBS by merging a newly-formed SurgiCare subsidiary with and into MBS, with MBS as the surviving corporation. As a consequence of the merger, MBS became a wholly-owned subsidiary of Orion. DCPS was acquired by the contribution of the units of limited partnership interest in DCPS to Orion, and the limited liability company interests of DCM, which is the general partner of DCPS, were also contributed to Orion. Immediately following the Closing, the interests in DCPS and DCM were transferred to MBS.

In connection with the DCPS/MBS Merger, holders of MBS common stock, DCPS limited partnership interests and DCM limited liability company interests received an aggregate of $3,000,000 in cash, promissory notes of Orion in the aggregate principal amount of $1,000,000 and 1,575,760 shares of the Company’s Class C Common Stock. The purchase price was subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly-formed company and its predecessors in 2004 and 2005. Pursuant to the DCPS/MBS Merger Agreement the adjustments were based on whether DCPS and MBS, on a combined basis, meet the EBITDA target of an aggregate of $2 million for the fiscal years ended December 31, 2004 and 2005. Additionally, two of the principal owners of DCPS and MBS, as part of employment agreements executed in connection with the DCPS/MBS Merger were entitled to receive additional payments up to $175,000 each, based on the amount by which EBITDA of DCPS and MBS on a combined basis exceeded $1.2 million for the year ended

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2005. The Company has accrued a liability in the amount of $840,286 as of December 31, 2005 based on these provisions and adjusted the purchase price accordingly. The Company will also issue 285,726 shares of Class A Common Stock as a result of this purchase price adjustment. In addition, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the DCPS and MBS equityholders. The shares of Class C Common Stock are convertible into shares of Class A Common Stock.

On December 15, 2004, Orion issued 11,482,261 shares of its Class B Common Stock as part of the Investment Transaction. See Note 3. Acquisitions and Restructuring Transactions, for a description of the Investment Transaction.

The shares received by Brantley IV, Brantley Capital and the other co-investors in the Investment Transaction constituted approximately 69.6% of Orion’s outstanding equity after the Closing, on an as-converted basis. Brantley IV also received the option to purchase shares of Class A Common Stock for cash in an amount up to an aggregate of $3,000,000 after the Closing.

In connection with the Closing, Orion also entered into the Loan and Security Agreement and the Guarantees. See Note 2. Going Concern, for a description of the terms of the Guaranties.

On March 16, 2005 and April 19, 2005, Brantley IV made the First Loan and Second Loan, respectively. See Note 2. Going Concern, for a description of the terms of the First Loan and Second Loan.

Keith G. LeBlanc, as of December 15, 2004, entered into an employment agreement with Orion and became the President of Orion, reporting to its board of directors. He was elected to the Orion board of directors and began serving upon the Closing. As of the Closing, he owned 8,000 shares of Class A Common Stock (0.03% of Orion’s outstanding equity after the Closing on an as-converted basis). The total number of shares beneficially owned by Mr. LeBlanc, including shares issuable upon exercise of unexercised warrants on or prior to May 31, 2005, was 283,903 shares, or approximately 1.05% of the outstanding shares of Class A Common Stock as of the Closing, and shares issuable upon the exercise of such warrants. Mr. LeBlanc’s warrants have an exercise price of $3.20, with the exception of 4,000 warrants, which have an exercise price of $4.50. Effective November 8, 2005, Keith G. LeBlanc resigned his position as president and director of the Company to pursue other interests. Mr. LeBlanc will remain as a consultant to the Company for a period of twelve months. The Company and Mr. LeBlanc executed the Separation Agreement and General Release governing Mr. LeBlanc’s separation benefits and consulting agreement.

Terrence L. Bauer, the former President and Chief Executive Officer of IPS, entered into an employment agreement with Orion and became the Chief Executive Officer of Orion, reporting to its board of directors as of December 15, 2004. He has been elected to the Orion board of directors and began serving upon the Closing. As of immediately prior to the Closing, he owned 200,000 shares (7.1%) of IPS’s common stock, which converted to 13,110 shares of Class A Common Stock, which is approximately 0.05% of Orion’s outstanding equity after the Closing on an as-converted basis.

Stephen H. Murdock, the former Chief Financial Officer of IPS, entered into an employment agreement to become Chief Financial Officer of Orion effective December 15, 2004.

Dennis Cain, the former President of DCPS, entered into an employment agreement to become the Chief Executive Officer of MBS as of December 15, 2004. Pursuant to the DCPS/MBS Merger Agreement, he may have the authority to appoint a member to any advisory board established by the Orion board of directors. As of the Closing, he and his wife together owned, directly and indirectly, 787,880 shares of Class C Common Stock, subject to retroactive adjustment, which, together with 75,758 shares of Class A Common Stock that are to be issued at the direction of either Mr. Cain or Tom M. Smith, are, on an as-converted basis, approximately 3.30% of Orion’s outstanding equity after the Closing.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Tom M. Smith, the former President of MBS, entered into an employment agreement to become the President and Chief Operating Officer of MBS as of December 15, 2004. Pursuant to the DCPS/MBS Merger Agreement, he may have the authority to appoint a member to any advisory board established by the Orion board of directors. As of the Closing, he owned 636,607 shares of Class C Common Stock, subject to retroactive adjustment, which, together with 75,758 shares of Class A Common Stock that are to be issued at the direction of either Mr. Cain or Mr. Smith, are, on an as-converted basis, approximately 2.72% of Orion’s outstanding equity after the Closing.

Orion has entered into agreements to employ Messrs. LeBlanc, Bauer, Murdock, Cain and Smith in the capacities described above. The initial term of each employment agreement is five years. The employment agreements provide that Orion may pay bonuses to the executives upon the attainment of objectives determined by the board of directors. By entering into these employment agreements, the executives agree not to disclose confidential information or engage in an activity that interferes with Orion until the second anniversary of (i) the end of the executive’s employment agreement or (ii) termination of the executive’s employment (“Non-Competition Period”). If an executive’s employment is terminated without cause, the agreements provide for continuation of the executive’s base salary until the expiration of the Non-Competition Period and a minimum bonus of 50% of the average of the bonus payments made to the executive in the two years immediately preceding the termination. All options would also vest at that time. As of December 31, 2005, the Company’s combined base annual salary commitments related to the employment agreements totaled $3,120,000 through 2009.

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Brantley IV and its co-investors have registration rights for all of the shares of Class A Common Stock issuable upon conversion of its shares of Class B Common Stock. Initially, this will be approximately 16,033,984 shares but, assuming everything else remains the same, the number of shares of Class A Common Stock as to which Brantley IV and its co-investors have registration rights will continually increase, since the conversion factor for the Class B Common Stock is designed to yield additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock, including the additional investment by the Additional Investors, less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price from time to time outstanding less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion. Brantley IV and its co-investors and their permitted transferees will also have registration rights for any additional shares of Class A Common Stock (including Class A Common Stock into which other securities of Orion are convertible) issued to them. The third-party beneficiaries will have registration rights for one year with respect to an aggregate of up to approximately 6,122,172 shares of Class A Common Stock. If the registration rights are exercised and the underlying shares are offered or sold, Orion’s stock price could decline.

As of the Closing, Brantley IV and its co-investors, including Brantley Capital, owned shares of Class B Common Stock and Brantley III and Brantley Capital owned shares of Class A Common Stock. By virtue of their affiliations with Brantley III, Brantley IV, Brantley Capital and Brantley Capital Management, L.L.C., Messrs. Cascio and Finn may be deemed to have a pecuniary interest in the shares of Class B Common Stock held by Brantley IV and Brantley Capital and the shares of Class A Common Stock held by Brantley Capital

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

and Brantley III, which together initially represented approximately 57.3% of Orion’s outstanding equity after the Closing on an as-converted basis, and on an unconverted basis approximately 51.9% of the outstanding voting power of Orion. Assuming everything else remains the same, the percentage interest of Brantley IV and Brantley Capital upon conversion will continually increase, since the conversion factor for the Class B Common Stock is designed to yield additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock, including the additional investment by the Additional Investors, less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion.

Orion entered into a stockholders agreement with Brantley III, Brantley IV and Brantley Capital, pursuant to which each of Brantley III, Brantley IV and Brantley Capital have agreed to cast all votes necessary to elect as members of the board of directors of Orion one director as shall have been nominated by each of Brantley III, Brantley IV and Brantley Capital.

Note 10.	Income Taxes

The Company’s income tax provision consisted of the following:

	2005	2004
Current:
Federal	—	—
State	—	—
Deferred:
Federal	—	(201,594)
State	—	(419,383)

Total income tax provision	—	(620,977)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2005	2004
Deferred tax liabilities:
Intangibles	$(2,839,193)	$(7,606,686)
Accrual to cash conversion	—	(221,582)
Depreciation	22,400	28,847

Total deferred tax liabilities	(2,816,793)	(7,799,421)
Deferred tax assets:
Net operating loss — Federal and State	10,842,488	8,791,320
Allowance for bad debts	344,869	357,810
Impairment of intangibles	—	267,872
Other	8,174	8,772

Total deferred tax assets	11,195,531	9,425,774

Total net deferred tax assets	8,378,738	1,626,353
Valuation allowance	(8,378,738)	(2,247,330)

Net deferred tax assets	$—	$(620,977)

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Based on uncertainties associated with the future realization of the deferred tax assets, the Company established a valuation allowance for the entire amount of net deferred tax assets of $8,378,738 and $2,247,330, as of December 31, 2005 and 2004, respectively. The 2005 increase in valuation allowance is due to the increase in deferred tax assets net of the tax effect of the impairment of intangibles.

A reconciliation from the statutory federal income tax rate to the income tax expense from continuing operations is as follows for the years ended December 31, 2005 and 2004:

	2005	2004
Federal benefit at statutory rate	$(6,791,387)	$(2,144,801)
State income tax benefit, net of Federal benefit at statutory rate	(938,502)	(236,201)
Nondeductible writeoffs and amortization of intangible assets	1,199,120	175,402
Other	21,203	(41,730)
Change in valuation allowance	6,509,566	2,247,330

Tax expense (Benefit)	$—	$—

At December 31, 2005, the Company had net operating loss carryforwards of approximately $28,530,000 (federal), which will begin to expire in the year 2011 and $28,540,000 (state), which will begin to expire in the year 2006. As a result of the acquisitions and restructuring transactions, the Company has undergone an ownership change and the utilization of the tax net operating losses are subject to potential limitations pursuant to Internal Revenue Code section 382. These limitations could reduce the amount of the net operating loss carryforwards utilized in the future. Furthermore, the ultimate utilization of the carryforwards is dependent upon the timing and extent of the Company’s future profitability. The annual limitations combined with the expiration date of the carryforwards may prevent the utilization of the carryforwards.

Note 11.	Preferred Stock

On December 15, 2004, as part of the acquisitions and restructuring transactions described in Note 3. Acquisitions and Restructuring Transactions, the Company created two new classes of common stock and one new class of preferred stock. Pursuant to the Form 8A that was filed with the Securities and Exchange Commission on December 15, 2004, the Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 (the “Preferred Stock”). Subject to the limitations prescribed by law and the provisions of the Company’s Certificate of Incorporation, the board of directors is authorized to issue the Preferred Stock from time to time in one or more series, each of such series to have such number of shares, voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions thereof, as shall be determined by the board of directors in a resolution or resolutions providing for the issue of such Preferred Stock. Subject to the powers and rights of any Preferred Stock, including any series thereof, having any preference or priority over, or rights superior to, the common stock, the holders of the common stock shall have and possess all powers and voting and other rights pertaining to the stock of the Company.

Also on December 15, 2004, all of IPS’s outstanding convertible preferred stock, including accrued and unpaid dividends, was converted to common stock and exchanged for shares of Orion as described in Note 3. Acquisitions and Restructuring Transactions.

There is no Preferred Stock issued and outstanding as of December 31, 2005.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Segment Reporting

The following table summarizes key financial information, by reportable segment, as of and for the years ended December 31, 2005 and 2004, respectively:

	2005
	IPS	MBS	Total

Net operating revenues	$19,189,962	$9,979,232	$29,169,194
Income from continuing operations	1,064,659	548,571	1,613,230
Depreciation and amortization	463,068	1,148,173	1,611,241
Total assets	8,955,214	10,532,449	19,487,663

	2004
	IPS	MBS	Total

Net operating revenues	$16,928,348	$426,359	$17,354,707
Income (loss) from continuing operations	888,354	(32,021)	856,333
Depreciation and amortization	445,325	45,946	491,271
Total assets	9,794,461	10,678,982	20,473,443

The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion’s consolidated balance sheets and statements of operations as of and for the years ended December 31, 2005 and 2004, respectively:

	2005	2004

Net operating revenues:
Total net operating revenues for reportable segments	$29,169,194	$17,354,707
Corporate revenues	395,691	228,230

Total consolidated net operating revenues	$29,564,885	$17,582,937

Loss from continuing operations:
Total loss from continuing operations for reportable segments	$1,613,230	$856,333
Charge for impairment of intangible assets	(11,026,470)	(4,795,482)
Extraordinary gain	—	2,427,938
Corporate overhead	(6,934,801)	(3,445,941)

Total consolidated loss from continuing operations	$(16,348,041)	$(4,957,152)

Depreciation and amortization (including charge for impairment of intangible assets and goodwill):
Total depreciation and amortization for reportable segments	$1,611,241	$491,271
Charge for impairment of intangible assets	11,026,470	4,795,482
Corporate depreciation and amortization	1,206,801	160,460

Total consolidated depreciation and amortization (including charge for impairment of intangible assets and goodwill)	$13,844,512	$5,447,213

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2005	2004

Total assets:
Total assets for reportable segments	$19,487,663	$20,473,443
Corporate assets	1,654,269	1,996,223
Assets held for sale or related to discontinued operations(1)	975,839	19,896,654

Total consolidated assets	$22,117,770	$42,366,320

(1)	The balance at December 31, 2004 includes $14,477,085 of intangible assets and goodwill that were impaired or written off in 2005.

Note 13.	Discontinued Operations

Heart Center.  On September 19, 2003, IPS entered into a Settlement Agreement (the “Heart Center Settlement”) with Dr. Jane Kao (“Dr. Kao”) and the Heart Center to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the Heart Center Settlement, Dr. Kao, the Heart Center and IPS agreed that, until December 31, 2004, each party would conduct their operations under the terms established by the MSA between IPS and the Heart Center. Additionally, among other provisions, after December 31, 2004, Dr. Kao, the Heart Center and IPS were released from any further obligation to each other arising from any previous agreement, and Dr. Kao purchased the accounts receivable related to the Heart Center and IPS terminated its ownership and management agreement with the Heart Center. The operations of this component are reflected in the Company’s consolidated statements of operations as ’loss from operations of discontinued components’ for the year ended December 31, 2004. IPS recorded a loss on disposal of this discontinued component of $12,366 for the year ended December 31, 2004. There were no operations for this component in Company’s financial statements in 2005.

The following table contains selected financial statement data related to the Heart Center as of and for the year ended 2004.

2004

Income statement data:
Net operating revenues	$2,275,890
Operating expenses	2,130,379

Net income	$145,511

Balance sheet data:
Current assets	$—
Other assets	—

Total assets	$—

Current liabilities	$3,953
Other liabilities	—

Total liabilities	$3,953

Bellaire SurgiCare.  As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ’loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component after March 31, 2005.

The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$161,679	$23,123
Operating expenses	350,097	129,430

Net loss	$(188,418)	$(106,307)

Balance sheet data:
Current assets	$—	$284,192
Other assets	—	395,997

Total assets	$—	$680,189

Current liabilities	$—	$583,580
Other liabilities	—	39,689

Total liabilities	$—	$623,269

CARDC.  On April 1, 2005, IPS entered into the CARDC Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after March 31, 2005.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table contains selected financial statement data related to CARDC as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$848,373	$3,210,158
Operating expenses	809,673	3,056,258

Net income	$38,700	$153,900

Balance sheet data:
Current assets	$—	$237,367
Other assets	—	9,971

Total assets	$—	$247,338

Current liabilities	$—	$233,711
Other liabilities	—	—

Total liabilities	$—	$233,711

IntegriMED.  On June 7, 2005, as described in Note 1., Organization and Accounting Policies, under the caption “Description of Business — Integrated Physician Solutions,” IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after June 30, 2005.

The following table contains selected financial statement data related to IntegriMED as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$191,771	$258,673
Operating expenses	899,667	1,710,891

Net loss	$(707,896)	$(1,452,218)

Balance sheet data:
Current assets	$—	$443,120
Other assets	—	62,575

Total assets	$—	$505,695

Current liabilities	$—	$571,766
Other liabilities	—	—

Total liabilities	$—	$571,766

TASC and TOM.  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of October 1, 2005, and are described in greater detail in Note 1. Organization and Accounting Policies, under the caption “Description of Business — Ambulatory Surgery

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Center Business.” As a result of these transactions, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. As a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to TASC and TOM totaled $789,173 and reduced the gain on disposal. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after September 30, 2005.

The following table contains selected financial statement data related to TASC and TOM as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$2,408,156	$177,761
Operating expenses	2,458,234	123,551

Net income (loss)	$(50,078)	$54,210

Balance sheet data:
Current assets	$—	$772,035
Other assets	—	1,632,949

Total assets	$—	$2,404,984

Current liabilities	$—	$779,684
Other liabilities	—	724,563

Total liabilities	$—	$1,504,247

Sutter.  On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after October 31, 2005.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table contains selected financial statement data related to Sutter as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$356,351	$434,063
Operating expenses	347,643	421,352

Net income	$8,708	$12,711

Balance sheet data:
Current assets	$—	$112,920
Other assets	—	15,296

Total assets	$—	$128,216

Current liabilities	$—	$9,806
Other liabilities	—	—

Total liabilities	$—	$9,806

Memorial Village.  In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company’s surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. As described in Note 18. Subsequent Events, effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of Memorial Village have been reclassified as assets held for sale and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to Memorial Village totaled $2,005,383. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table contains selected financial statement data related to Memorial Village as of and for the twelve months ended December 31, 2005 and 2004, respectively:

	2005	2004

Income statement data:
Net operating revenues	$1,490,799	$112,994
Operating expenses	2,966,860	90,966

Net income (loss)	$(1,476,061)	$22,028

Balance sheet data:
Other current assets	$152,856	$243,321
Property and equipment, net	430,244	739,810

Total assets held for sale	$583,100	$983,131

Capital lease obligation	79,206	55,939

Total liabilities held for sale	$79,206	$55,939

San Jacinto.  As described in Note 18. Subsequent Events, effective March 1, 2006, the Company executed an Asset Purchase Agreements to sell substantially all of the assets of San Jacinto, which is 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company and is not consolidated in the Company’s financial statements. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to San Jacinto totaled $694,499.

Orion.  Prior to the divestiture of the Company’s ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company’s financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $407,595 for the year ended December 31, 2005. Additionally, the Company recorded equity in the earnings of San Jacinto in the amount of $43,273 for the twelve months ended December 31, 2005, while sustaining a minority interest loss in TOM of $93,802 for the same period. For the year ended December 31, 2004, the Company generated management fee revenue of $15,219, a minority interest loss in Memorial Village of $51,800 and equity in the earnings of San Jacinto totaling $1,169. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-term investment in San Jacinto and the distributions due to the limited partners of San Jacinto have been reclassified as assets and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of loss from operations of discontinued components:

	2005	2004

Heart Center
Net income	$—	$145,511
Loss on disposal	—	(12,366)
Bellaire SurgiCare
Net loss	(188,418)	(106,308)
Loss on disposal	(163,049)	—
CARDC
Net income	38,700	153,900
Gain on disposal	268,292	—
IntegriMED
Net loss	(707,896)	(1,452,218)
Loss on disposal	(47,101)	—
TASC and TOM
Net income (loss)	(50,079)	54,210
Gain on disposal, net of loss on write-down of goodwill	568,539	—
Sutter
Net income	8,708	12,711
Loss on disposal	(279)	—
Memorial Village
Net income (loss)	(1,476,061)	22,028
Loss on write-down of goodwill	(2,005,383)	—
San Jacinto
Loss on write-down of goodwill	(694,499)	—
Orion
Net income (loss)	357,066	(35,412)

Total loss from operations of discontinued components, including net loss on disposal	$(4,091,459)	$(1,217,944)

Note 14.	Warrants and Options

Transactions with Other Than Employees

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued.

In 2005, the Company did not issue any warrants.

In 2004, the Company issued warrants as follows:

Number of	Exercise	Expiration	In connection
Shares	Price	Date	With

25,000	$0.01	December 15, 2009	Merger
100,000	$2.80	December 15, 2009	Merger

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table contains information regarding warrants for the years ended December 31, 2005 and 2004, respectively:

	2005		2004
	Warrants	Price per Share	Warrants	Price per Share

Outstanding on January 1	314,055	$0.01 - 10.00	273,568	$0.10 - 30.00
Issued	—		125,000	$0.01 - $2.80
Exercised	—		(5,214)	$3.50
Cancelled	—		(79,299)	$3.50 - 30.00

Outstanding on December 31	314,055	$0.01 - 10.00	314,055	$0.01 - 10.00

Weighted average exercise price	$4.43		$4.43
Weighted average fair value of warrants granted during the year	—		$1.68
Weighted average remaining life of warrants at December 31	2.27 years		2.97 years

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following weighted average assumptions:

	2005	2004

Risk-free interest rate	N/A	3.00%
Expected life	N/A	5.0 years
Expected dividends	N/A	None
Expected volatility	N/A	50%

Transactions with Employees and Directors

The Company accounts for its employee stock options under APB 25, “Accounting for Stock Issued to Employees,” for which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant.

In October 2001, the Company established a stock option plan, which authorized 140,000 shares of common stock (1,400,000 shares after giving effect for the reverse stock split) to be made available through an incentive program for employees. The options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. The options have a ten-year term. No options were granted under this plan in 2004 or 2003.

In December 2004, the Company adopted the 2004 Incentive Plan, which provides for issuance of up to 2.2 million shares of Class A Common Stock. On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company under the 2004 Incentive Plan, as amended. In the third quarter of 2005, stock options totaling 360,000 to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions duplicated at the Company’s Houston, Texas and Roswell, Georgia facilities. On August 31, 2005, the Company granted 650,000 restricted stock units to certain officers of the Company. No options were granted under the 2004 Incentive Plan in 2004.

The purpose of the 2004 Incentive Plan is to advance the interests of Orion and its affiliated companies by providing for the grant to participants of stock-based and other incentive awards, all as more fully described below.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following table contains information regarding options and restricted stock units for the years ended December 31, 2005 and 2004, respectively:

	2005		2004
	Options and		Options and
	Restricted Stock		Restricted Stock
	Units	Price per Share	Units	Price per Share

Outstanding on January 1	575,786	$3.20 - 20.05	691,858	$3.20 - 20.05
Issued	2,007,000	$0.84 - 20.05	—
Exercised	—		—
Forfeited	(386,494)	$0.84 - 20.05	(116,072)	$3.20 - 20.05

Outstanding on December 31	2,196,292	$0.84 - 20.05	575,786	$3.20 - 20.05

Exercisable on December 31	574,292		501,433

Weighted average exercise price
Outstanding	$1.48		$4.39
Exercisable	$4.23		$4.57
Weighted average remaining life at December 31
Outstanding	5.93 years		7.65 years
Exercisable	6.66 years		7.62 years

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 15.	401(k) Plan

IPS has an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to the dollar limitation as defined by the IRS for the taxable year. On discretionary basis, IPS may match up to 100% of the non-highly compensated employee’s deferrals, as long as the total of the employee’s deferrals and employer match contribution combined do not exceed 25% of their income. The amount of any employer matching contribution or maximum contribution cap shall be determined annually on a location-by-location basis. IPS’s contributions vest 33 1/3% after 2 years of service, 66 2/3% after 3 years of service, and 100% after 4 years of service. IPS contributed approximately $61,346 and $57,060 in match contributions in 2005 and 2004, respectively.

In 2004 and 2005, the Company had an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to the dollar limitation as defined by the IRS for the taxable year. On a discretionary basis, the Company could make a match equal to a uniform percentage of the employees’ salary deferrals that did not exceed 3% of the employees’ compensation. The Company’s contributions vest 20% after one year of service and 20% each year thereafter, being fully vested after five years of service. The Company did not make a matching contribution to the plan in 2005 or 2004.

In 2004, MBS had an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. This plan is a “safe harbor 401(k) plan, which means that MBS can make a safe harbor contribution equal to 100% of each employee deferral that does not exceed 3% of the employee’s compensation plus 50% of employee salary deferrals between 3% and 5% of the employee’s compensation. This safe harbor matching contribution is fully vested and is referred to as a basic matching contribution. Participants are permitted to defer compensation up to the dollar limitation as defined by the IRS for the taxable year. MBS may make a matching contribution equal to a uniform percentage of the employees’ salary deferrals, which percentage would be determined each year. On a discretionary basis, MBS may make a profit sharing contribution. MBS’s contributions vest 20% after two years of service, and 20% each year thereafter, being fully vested after six years of service. MBS did not make a matching contribution or profit sharing contribution to the plan during 2004. Concurrent with the DCPS/MBS Merger, the assets of MBS’s employee benefit plan were frozen. Effective in March 2005, all eligible MBS employees were transferred to SurgiCare’s employee benefit plan.

Effective January 1, 2006, the assets of the employee benefits plans of IPS, the Company and MBS were liquidated and transferred into one employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees of Orion HealthCorp, Inc.

Note 16.	Litigation

On January 1, 1999, IPS acquired Children’s Advanced Medical Institutes, Inc. (“CAMI”) in a merger transaction. On that same date, IPS began providing management services to the Children’s Advanced Medical Institutes, P.A. (the “P.A.”), an entity owned by the physicians affiliated with CAMI. The parties’ rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. In their complaint, the P.A., the former shareholders of CAMI and the physicians seek a claim against IPS for approximately $500,000 (which includes interest and attorneys’ fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The U.S. District Court confirmed the award in the amount of $548,884 and judgment was entered. IPS has accrued approximately $540,000 for possible losses related to this claim. On June 1, 2005, IPS and the physicians executed a settlement agreement under which $300,000 of the judgment was paid to the physicians with the remaining amount of the judgment being returned to IPS. All claims asserted in the lawsuit and arbitration were dismissed with prejudice.

On October 5, 2004, Orion’s predecessor, SurgiCare, was named as a defendant in a suit entitled Shirley Browne and Bellaire Anesthesia Management Consultants, Inc. (“BAMC”) v. SurgiCare, Inc., Bellaire SurgiCare, Inc., Sherman Nagler, Jeffrey Penso, and Michael Mineo, in the 152nd Judicial District Court of Harris County, Texas, Cause No. 2004-55688. The dispute arises out of the for cause termination of BAMC’s exclusive contract to provide anesthesia services to Bellaire SurgiCare, Inc. Ms. Browne had filed a charge of discrimination with the EEOC on February 6, 2004, claiming that she was terminated in retaliation for having previously complained about discriminatory treatment and a hostile work environment. She claimed she had been discriminated against based on her sex, female, and retaliated against in violation of Title VII. The Company denied Ms. Browne’s allegations of wrongdoing. The EEOC declined to institute an action and issued a right to sue letter, which prompted the lawsuit. The parties have reached a final settlement, which was accrued for as of September 30, 2005 and paid on December 27, 2005, on all matters for dismissal of all claims.

On July 12, 2005, Orion was named as a defendant in a suit entitled American International Industries, Inc. vs. Orion HealthCorp, Inc., previously known as SurgiCare, Inc., Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., and Brantley Partners IV, L.P. in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. This case involves allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing American International Industries, Inc. (“AII”) to convert its SurgiCare Class AA convertible preferred stock (“Class AA Preferred Stock”) into shares of Orion Class A Common Stock. AII asserts that the value of its Class A Common Stock of Orion has fallen as a direct result of the alleged material misrepresentations by the Company. AII is seeking actual damages of $3,800,000, punitive damages of $3,800,000, and rescission of the agreement to convert the Class AA Preferred Stock into Class A Common Stock. The Company and the other defendants filed an Answer denying the allegations set forth in the Complaint.

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

Effective December 15, 2004, the Company entered into employment agreements with key executives. The initial terms of the agreements are five years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive two-year terms. If the key executives are terminated without cause, the agreement provides for, among other things, a continuation of base salary through and until the end of the non-competition period, which for purposes of the employment agreement shall mean the period during the term of employment and thereafter until the second anniversary of the date of termination of the key executive’s employment with the Company. All equity incentives, including stock options, warrants and

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

restricted stock units, would also vest at that time. As of December 31, 2005, the Company’s combined base annual salary commitments related to the employment agreements totaled $3,120,000 through 2009.

Additionally, on November 9, 2005, the Company announced that Keith G. LeBlanc had resigned his position as president and director of the Company to pursue other interests. Mr. LeBlanc will remain as a consultant to the Company for a period of twelve months. The Company and Mr. LeBlanc executed the Separation Agreement governing Mr. LeBlanc’s separation benefits and consulting agreement. Salaries and benefits expense in 2005 included an accrual of $484,520 for separation benefits related to the Separation Agreement.

Note 18.	Subsequent Events

On January 12, 2006, the Company was notified by Union that it was exercising its option to terminate the TOM MSA as of March 12, 2006. In 2005, management fee revenue related to TOM was $38,837.

On February 3, 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA as of April 3, 2006. In 2005, management fee revenue related to TASC was $95,846.

On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the “Memorial Agreement”) for the sale of substantially all of its assets to First Surgical Memorial Village, L.P. (“First Surgical”). Memorial Village is approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of Orion. The Memorial Agreement was deemed to be effective as of January 31, 2006.

The property sold by Memorial Village to First Surgical (hereinafter collectively referred to as the “Memorial Acquired Assets”) included the equipment, inventory, goodwill, contracts, leasehold improvements, equipment leases, books and records, permits and licenses and other personal property owned by Memorial Village and used in the operation of Memorial Village’s business. The Memorial Acquired Assets did not include any of the following: accounts receivable, cash and cash equivalents, marketable securities, insurance policies, prepaid expenses, deposits with utility and/or service providers, shares of corporations, real estate owned by Memorial Village, or liabilities, other than those expressly assumed by the First Surgical in the Agreement.

As consideration for the Memorial Acquired Assets, Memorial Village received a total purchase price of $1,100,000, of which Orion received approximately $815,000 after payment of certain legal and other post-closing expenses. The proceeds received by Orion consisted of the following amounts:

i. Approximately $677,000 representing the principal amount of a note payable owed to Orion from Memorial Village;

ii. Approximately $99,000 representing Orion’s pro-rata share of the net proceeds after payment of certain legal and other post-closing expenses; and

iii. A reserve fund of approximately $39,000, pending approval of the assumption of certain capital leases by First Surgical.

On March 1, 2006, San Jacinto, executed an Asset Purchase Agreement (the “San Jacinto Agreement”) for the sale of substantially all of its assets to San Jacinto Methodist Hospital (“Methodist”). San Jacinto is approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of Orion.

The property sold by San Jacinto to Methodist (hereinafter collectively referred to as the “San Jacinto Acquired Assets”), included the leasehold title to real property, together with all improvements, buildings and fixtures, all major, minor or other equipment, all computer equipment and hardware, furniture and furnishings, inventory and supplies, current financial, patient, credentialing and personnel records, interest in all commitments, contracts, leases and agreements outstanding in respect to San Jacinto, to the extent assignable, all licenses and permits held by San Jacinto, all patents and patent applications and all logos, names, trade names,

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

trademarks and service marks, all computer software, programs and similar systems owned by or licensed to San Jacinto, goodwill and all interests in property, real, personal and mixed, tangible and intangible acquired by San Jacinto prior to March 1, 2006. The San Jacinto Acquired Assets did not include any of the following: restricted and unrestricted cash and cash equivalents, marketable securities, certificates of deposit, bank accounts, temporary investments, accounts receivable, notes receivable intercompany accounts of San Jacinto, and all commitments, contracts, leases and agreements other than those expressly assumed by Methodist in the San Jacinto Agreement.

As consideration for the San Jacinto Acquired Assets, San Jacinto received a total purchase price of $5,500,000, of which Orion received a net amount of approximately $598,000. The proceeds received by Orion consisted of the following amounts:

i. Approximately $450,000 representing Orion’s pro-rata share of the net proceeds; and

ii. Approximately $148,000 representing the principal and interest amounts of a note payable owed to Orion from San Jacinto.

As part of the closing of the Agreement, Orion was obligated to make payments, totaling $607,000, from its portion of the proceeds as follows:

i. Approximately $357,000 representing distributions due to the limited partners of San Jacinto for cash collections previously received by Orion, and payment of accounts payable and other expenses; and

ii. Approximately $250,000 to CIT, which represents repayment of the obligations related to San Jacinto under the Loan and Security Agreement.

As of March 13, 2006, the Company has retired approximately $778,000 of debt at a discounted price of $112,500.

Exhibit Index

Exhibit No.	Description

Exhibit 2.1	Amended and Restated Agreement and Plan of Merger by and among SurgiCare, Inc., IPS Acquisition, Inc., and Integrated Physician Solutions, Inc., dated February 9, 2004 as amended by First Amendment to Agreement and Plan of Merged dated as of July 16, 2004 and Second Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*
Exhibit 2.2	Amended and Restated Agreement and Plan of Merger dated February 9, 2004, by and among SurgiCare, Inc., DCPS/MBS Acquisition, Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc. and the sellers party thereto as amended by First Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*
Exhibit 2.3	Second Amendment to Agreement and Plan of Merger dated December 15, 2004 among SurgiCare, Inc., DCPS/MBS Acquisition Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc., and the Sellers party thereto. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)*
Exhibit 2.4	Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.) and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 13, 2005)*
Exhibit 2.5	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery Center, L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Ambulatory Surgery Center, L.L.C., and Union Hospital (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*
Exhibit 2.6	Asset Purchase Agreement, dated as of September 30, 2005, by and between Union Hospital and TASC Anesthesia, L.L.C. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*
Exhibit 2.7	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Open MRI, L.P., and Union Hospital (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*
Exhibit 3.1	Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)
Exhibit 3.2	Amended and Restated By-Laws of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 4.1	Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)
Exhibit 10.1	Agreement dated as of June 23, 2004 by and between American International Industries, Inc., a Nevada corporation, and SurgiCare, Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed on November 15, 2004)
Exhibit 10.2	Amended and Restated Stock Subscription Agreement, dated February 9, 2004, among SurgiCare, Inc. and Brantley Venture Partners IV, L.P., as amended by the First Amendment to Stock Subscription Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*
Exhibit 10.3	Amended and Restated Debt Exchange Agreement, dated February 9, 2004, among SurgiCare, Inc., Brantley Venture Partners III, L.P., and Brantley Capital Corporation as amended by the First Amendment to Debt Exchange Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit No.	Description

Exhibit 10.4	Supplemental Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.5	Second Amendment and Supplement to Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.6	Loan and Security Agreement, dated December 15, 2004, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.7	Guaranty Agreement, dated as of December 15, 2004, issued by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.8	Guaranty Agreement, dated December 15, 2004, issued to Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.9	Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.10	Warrant, dated December 15, 2004, issued to Brantley Capital Corporation by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.11	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L. Bauer (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.12	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.13	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H. Murdock (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.14	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Dennis Cain (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.15	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Tom M. Smith (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.16	Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.17	Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley Venture Partners III, L.P., Brantley Venture Partners IV, L.P. and Brantley Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.18	Orion HealthCorp, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)

Exhibit No.	Description

Exhibit 10.19	First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)
Exhibit 10.20	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)
Exhibit 10.21	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)
Exhibit 10.22	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005)
Exhibit 10.23	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 7, 2005)
Exhibit 10.24	Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)
Exhibit 10.25	Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)
Exhibit 10.26	Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005)
Exhibit 10.27	Asset Purchase Agreement, dated as of February 8, 2006, between and among SurgiCare Memorial Village, L.P. and First Surgical Memorial Village, L.P., joined herein by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 14, 2006)*
Exhibit 10.28	Asset Purchase Agreement, dated as of March 1, 2006, by and between San Jacinto Methodist Hospital and San Jacinto Surgery Center, Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006)*
Exhibit 21	List of Subsidiaries of Orion HealthCorp, Inc.
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification

*	Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. The Company agrees to furnish to the SEC on a supplemental basis a copy of any omitted exhibit or schedule.