Form 10QSB
period 2006-03-31
ORION HEALTHCORP INC
filed 2006-05-09
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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


              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                           WHICH REGISTERED
------------------------------------------------     ---------------------------
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


                                 Yes [ ] No [X]


As of May 9, 2006, 12,713,776 shares of the registrant's Class A Common Stock, par value $0.001, were outstanding, 10,448,470 shares of the registrant's Class B Common Stock, par value $0.001, were outstanding and 1,437,572 shares of the registrant's Class C Common Stock, par value $0.001, were outstanding.

Transitional Small Business Disclosure Format:


                                 Yes [ ] No [X]

                             ORION HEALTHCORP, INC.
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended March 31, 2006

                                TABLE OF CONTENTS

Item                                                                   Page
Number                                                                Number
------                                                               --------

                         PART I -- FINANCIAL INFORMATION

1.     Financial Statements
2.     Management's Discussion and Analysis or Plan of Operation
3.     Controls and Procedures

                          PART II -- OTHER INFORMATION

1.     Legal Proceedings
2.     Unregistered Sales of Equity Securities and Use of Proceeds
3.     Defaults Upon Senior Securities
4.     Submission of Matters to a Vote of Security Holders
5.     Other Information
6.     Exhibits
       SIGNATURES
       UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS           F-1
       INDEX OF EXHIBITS

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act," and collectively, with the Securities Act, the "Acts"). Forward-looking statements include statements preceded by, followed by or that include the words "may," "will," "would," "could," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

     The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of Orion HealthCorp, Inc. and its affiliated companies ("Orion" or the "Company") described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, the loss of major customers, labor and employee benefits, the inability to obtain a forbearance on the Company's revolving lines of credit as a result of the Company's default of its financial covenants, increases in interest rates on the Company's indebtedness as well as general market conditions, competition and pricing, and the Company's ability to successfully implement its business strategies. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The Company's unaudited consolidated condensed financial statements and related notes thereto are included as a separate section of this report but included herein, commencing on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected the Company's financial condition and results of operations as well as the Company's liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation.

Overview

     Orion is a healthcare services organization providing outsourced business services to physicians, serving the physician market through two subsidiaries, Medical Billing Services, Inc. ("MBS") and Integrated Physician Solutions, Inc. ("IPS"). MBS provides billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists. MBS currently provides services to approximately 58 clients, representing 337 physicians. IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. IPS currently provides services to five pediatric groups in Illinois and Ohio, representing 37 physicians. The Company believes the core competency of the Company is its long-term experience and success in working with and creating value for physicians.

Company History

     The Company was incorporated in Delaware on February 24, 1984 as Technical Coatings, Incorporated. On December 15, 2004, the Company completed a transaction to acquire IPS (the "IPS Merger") and to acquire Dennis Cain Physician Solutions, Ltd. ("DCPS") and MBS (the "DCPS/MBS Merger") (collectively, the "2004 Mergers"). As a result of these transactions, IPS and MBS became wholly owned subsidiaries of the Company, and DCPS is a wholly owned subsidiary of MBS. On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, the Company changed its name from SurgiCare, Inc. to Orion HealthCorp, Inc. and consummated its restructuring transactions (the "Closing"), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also created Class B Common Stock and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

Strategic Focus

     In 2005, the Company initiated a strategic plan designed to accelerate its growth and enhance its future earnings potential. As part of this plan, since the first quarter of 2005, the Company began divesting certain non-strategic assets and ceased investing in business lines that did not complement the Company's plan, and redirected financial resources and company personnel to areas that management believes enhances long-term growth potential. Specifically, in the first quarter of 2006, the Company sold SurgiCare Memorial Village, L.P. ("Memorial Village") to First Surgical Memorial Village, L.P. ("First Surgical") and sold San Jacinto Surgery Center, Ltd. ("San Jacinto") to San Jacinto Methodist Hospital ("Methodist"). Additionally, in early 2006, the Company was notified by Union Hospital that it was exercising its option to terminate the management services agreements for Tuscarawas Ambulatory Surgery Center, LLC ("TASC") and Tuscarawas Open MRI, L.P. ("TOM"). With the completion of these activities, the Company no longer has any ownership or management interests in ambulatory surgery and diagnostic centers.

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

Financial Overview

     As more fully described below, the Company's results of operations for the three months ended March 31, 2006 as compared to the same period in 2005 reflect several important factors, many relating to the impact of transactions which occurred as part of the Company's strategic plan referred to above.

     o The Company sold substantially all of the assets of Memorial Village and recorded a gain on disposition of discontinued components of $574,321;
     o The Company sold substantially all of the assets of San Jacinto and recorded a gain on disposition of discontinued components of $94,066;
     o The Company paid $112,500 in satisfaction of a $778,000 debt and recognized a gain on forgiveness of debt totaling $665,463; and
     o Income from continuing operations totaled $243,873 for the three months ended March 31, 2006.

Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements is in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. The Company's management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. The Company believes the following critical accounting policies affect the most significant areas involving management's judgments and estimates. In addition, please refer to "Note 1. General" of the Company's unaudited consolidated condensed financial statements included beginning on Page F-5 of this report for further discussion of the Company's accounting policies.

     Consolidation of Physician Practice Management Companies. In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued its Consensus on Issue 97-2 ("EITF 97-2"). EITF 97-2 addresses the ability of physician practice management ("PPM") companies to consolidate the results of medical groups with which it has an existing contractual relationship. Specifically, EITF 97-2 provides guidance for consolidation where PPM companies can establish a controlling financial interest in a physician practice through contractual management arrangements. A controlling financial interest exists, if, for a requisite period of time, the PPM has "control" over the physician practice and has a "financial interest" that meets six specific requirements. The six requirements for a controlling financial interest include:

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

     IPS is a PPM company. IPS's MSAs governing the contractual relationship with its affiliated medical groups are for forty year terms; are not terminable by the physician practice other than for bankruptcy or fraud; provide IPS with decision making authority other than related to the practice of medicine; provide for employment and non-compete agreements with the physicians governing compensation; provide IPS the right to assign, transfer or sell its interest in the physician practice and assign the rights of the MSAs; provide IPS with the right to receive a management fee based on results of operations and the right to the proceeds from a sale of the practice to an outside party or, at the end of the MSA term, to the physician group. Based on this analysis, IPS has determined that its contracts meet the criteria of EITF 97-2 for consolidating the results of operations of the affiliated medical groups and has adopted EITF 97-2 in its statement of operations. EITF 97-2 also has addressed the accounting method for future combinations with individual physician practices. IPS believes that, based on the criteria set forth in EITF 97-2, any future acquisitions of individual physician practices would be accounted for under the purchase method of accounting.

     Revenue Recognition. MBS's principal source of revenues is fees charged to clients based on a percentage of net collections of the client's accounts receivable. MBS recognizes revenue and bills its clients when the clients receive payment on those accounts receivable. MBS typically receives payment from the client within 30 days of billing. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS also earns fees from the various consulting services that MBS provides, including medical practice management services, managed care contracting, coding and reimbursement services.

     IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months ended March 31, 2006 and 2005.

     Accounts Receivable and Allowance for Doubtful Accounts. MBS records uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, MBS has experienced minimal credit losses and has not written-off any material accounts during the three months ended March 31, 2006 or 2005.

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

     Investment in Limited Partnerships. At March 31, 2005, the Company owned a 10% general partnership interest in San Jacinto. The investment is accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, the Company sold its interest in San Jacinto. (See "Results of Operations -- Discontinued Operations".)

     The general partnership interest was accounted for as an investment in limited partnership due to the interpretation of SFAS 94/Accounting Research Bulletin 51 and the interpretations of such by Issue 96-16 and Statement of Position "SOP" 78-9. Under those interpretations, the Company could not consolidate its interest in an entity in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, and capital expenditure and debt approval by limited partners and the general form versus substance analysis.

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

Recent Accounting Pronouncements

     In December 2004, the FASB published SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Auditing Practices Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance ("APB 25").

     The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). The Company was required to apply SFAS 123(R) for its quarter ending March 31, 2006.

     SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company has adopted the modified prospective transition method beginning in 2006.

Results of Operations

     The IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, were allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity, and, thus, IPS's historical results became those of the combined company. The Company's results for the three months ended March 31, 2006 and 2005 include the results of IPS, MBS and the Company's ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements for the three months ended March 31, 2006 and 2005 and related notes thereto, which are included as a separate section of this report commencing on page F-1.

     Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, the Company's financial results for the three months ended March 31, 2005 have been reclassified to reflect the operations, including its surgery and diagnostic center businesses, which were discontinued in 2005.

     The following table sets forth selected statements of operations data expressed as a percentage of the Company's net operating revenue for the three months ended March 31, 2006 and 2005, respectively. The Company's historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

                                          Three Months Ended March 31,
                                              2006            2005
                                          ------------    ------------

 Net operating revenues                         100.0%          100.0%

 Total operating expenses                       104.9%          117.6%
                                          ------------    ------------

 Loss from continuing operations before
  other income (expenses)                       (4.9%)         (17.6%)

       Total other income (expenses), net         7.6%          (0.8%)
                                          ------------    ------------

 Income (loss) from continuing operations         2.7%         (18.4%)

 Discontinued operations
    Income (loss) from operations of
     discontinued components, including
     net gain on disposal                         8.0%          (3.7%)
                                          ------------    ------------

 Net income (loss)                               10.7%         (22.1%)
                                          ============    ============

Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31,
2005

     The following table sets forth, for the periods indicated, the consolidated statements of operations of the Company.


                                                      For the Three Months
                                                        Ended March 31,
                                                      2006          2005
                                                  ------------  ------------
                                                  (Unaudited)   (Unaudited)

 Net operating revenues                           $ 7,154,014   $ 7,629,822

 Operating expenses
        Salaries and benefits                       2,761,932     3,048,901
        Physician group distribution                2,103,305     2,333,086
        Facility rent and related costs               401,386       427,840
        Depreciation and amortization                 409,897       883,222
        Professional and consulting fees              346,068       415,561
        Insurance                                     181,239       212,505
        Provision for doubtful accounts               158,750       338,509
        Other expenses                              1,138,922     1,309,324
                                                  ------------  ------------
    Total operating expenses                        7,501,499     8,968,948
                                                  ------------  ------------

 Loss from continuing operations before
  other income (expenses)                            (347,485)   (1,339,126)
                                                  ------------  ------------

 Other income (expenses)
        Interest expense                             (112,512)      (56,297)
        Gain on forgiveness of debt                   665,463             -
        Other expense, net                             (9,664)       (2,625)
                                                  ------------  ------------
    Total other income (expenses), net                543,287       (58,922)
                                                  ------------  ------------

 Income (loss) from continuing operations             195,802    (1,398,048)

 Discontinued operations
    Income (loss) from operations of
     discontinued components, including net
     gain on disposal of $668,387 for the
     three months ended March 31, 2006                575,422      (282,582)
                                                  ------------  ------------

 Net income (loss)                                $   771,224   $(1,680,630)
                                                  ============  ============

     Net Operating Revenues. Net operating revenues of the Company consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS and other revenue. For the three months ended March 31, 2006, consolidated net operating revenues decreased $475,809, or 6.2%, to $7,154,014, as compared with $7,629,822 for the three months ended March 31, 2005.

     MBS's net operating revenues totaled $2,394,290 for the three months ended March 31, 2006 as compared to net operating revenues totaling $2,540,515 for the same period in 2005, a decrease of $146,225, or 5.8%. The decrease in net operating revenues for MBS was primarily the result of the loss of two customers in August 2005 which accounted for approximately $226,000 in net operating revenues in the first quarter of 2005. This decrease was partially offset by the addition of two new customers in the first quarter of 2006 accounting for approximately $69,000 in net operating revenues.

     IPS's net patient service revenue decreased $329,584, or 6.5%, from $5,089,307 for the three months ended March 31, 2005 to $4,759,723 for the three months ended March 31, 2006. The decrease in net patient service revenue for IPS's affiliated medical groups was primarily the result of decreases in patient volume as a consequence of a diminished cold and flu season in the first three months of 2006 as compared with the same period in 2005. Three of IPS's four clinic-based affiliated pediatric groups experienced decreases in patient volume in the first quarter of 2006, with total procedures and office visits for all clinic-based facilities decreasing 5,611 and 2,991, respectively, to 99,821 and 44,826 for the three months ended March 31, 2006.

     Other revenue, which represents revenue from the Company's vaccine program, a group purchasing alliance for vaccines and medical supplies, totaled $23,933 for the first three months of 2005, increasing $55,508, or 231.9%, to $79,441 for the three months ended March 31, 2006. The vaccine program, which had a total of 428 enrolled participants at December 31, 2005, added approximately 54 members during the first quarter of 2006.

Operating Expenses

     Salaries and Benefits. Consolidated salaries and benefits decreased $335,041 to $2,713,861 for the three months ended March 31, 2006, as compared to $3,048,901 for the same period in 2005.

     MBS's salaries and benefits totaled $1,451,043 for the three months ended March 31, 2006 as compared to $1,514,132 for the three months ended March 31, 2005, a decrease of 63,090. This decrease is a result of a reduction in health benefit costs related to the consolidation of MBS's benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.

     Clinical salaries & benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and are directly related to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $476,264 for the first three months of 2006, an increase of $13,152 over the same period in 2005. There was one additional medical assistant on the payroll of one of IPS's affiliated medical groups in the first quarter of 2006 as compared to the staffing levels for the first three months of 2005. These expenses represented approximately 9.3% and 8.3% of net operating revenue for the three months ended March 31, 2006 and 2005, respectively.

     In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to the staff reductions resulting from this corporate consolidation, salaries and benefits related to corporate staff in Houston, Texas totaled $297,674 for the three months ended March 31, 2005.

     Administrative salaries and benefits, excluding MBS and the former staff of the Company's Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as the Company's corporate staff in Roswell, Georgia. These expenses increased $60,642, or 7.8%, from $773,983 for the three months ended March 31, 2005 to $834,625 for the same period in 2006. The additional expense can be attributed primarily to the following: (i) the adoption of SFAS 123(R) in the first quarter of 2006, which resulted in stock option compensation expense totaling approximately $48,000; and (ii) the addition of one billing FTE and the promotion of three employees to supervisor at two of IPS's affiliated medical groups as the result of billing office reorganizations.

     Physician Group Distribution. Physician group distribution decreased $229,781, or 9.8%, for the three months ended March 31, 2006 to $2,103,305, as compared with $2,333,086 for the three months ended March 31, 2005. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the Company's financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the three months ended March 31, 2006, management fee revenue totaled $344,472 and represented approximately 14.1% of net operating income as compared to management fee revenue totaling $371,287 and representing approximately 13.7% of net operating income for the same period in 2005. Physician group distribution represented 44.2% of net operating revenues in the first quarter of 2006, compared to 45.8% of net operating revenues for the three months ended March 31, 2005. The decrease in physician group distribution for the three months ended March 31, 2006 was directly related to the decrease in net patient service revenue, which was primarily the result of decreased patient volume during the first three months of 2006.

     Facility Rent and Related Costs. Facility rent and related costs decreased $26,454, or 6.2%, from $427,840 for the three months ended March 31, 2005 to $401,386 for the three months ended March 31, 2006.

     MBS's facility rent and related costs totaled $129,453 for the three months ended March 31, 2006 as compared to $119,821 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs for the first three months of 2006.

     Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $257,794 for the three months ended March 31, 2006 compared to $281,727 for the same period in 2005. Rent expense related to the Company's corporate office in Roswell, Georgia decreased for the first quarter of 2006 due to approximately $27,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

     In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with the Company's former office in Houston, Texas totaled $12,153 for the three months ended March 31, 2005.

     Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $409,897 for the three months ended March 31, 2006, a decrease of $473,325 from the three months ended March 31, 2005.

     For the three months ended March 31, 2006, depreciation expense related to the fixed assets of MBS totaled $17,586 as compared to $21,617 for the same period in 2005. Deprecation expense related to the fixed assets of IPS and Orion totaled $40,577 and $32,350 for the three months ended March 31, 2006 and 2005, respectively. Depreciation expense associated with fixed assets related to the Company's former Houston, Texas office, which was closed in August 2005, totaled $11,086 for the three months ended March 31, 2005.

     As part of the DCPS/MBS Merger, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $265,523 for the three months ended March 31, 2006 and 2005, respectively.

     Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $86,211 and $120,949 for the three months ended March 31, 2006 and 2005, respectively. The decrease is directly related to the Mutual Release and Settlement Agreement (the "Sutter Settlement") with John Ivan Sutter, M.D., PA ("Dr. Sutter") to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, which was executed on October 31, 2005, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA.

     As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. As a result of the dispositions related to the Company's surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to the Company's surgery center business, the Company impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the first quarter of 2006. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $431,697 for the three months ended March 31, 2005. (See "Discontinued Operations" for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

     Professional and Consulting Fees. For the three months ended March 31, 2006, professional and consulting fees totaled $346,068, a decrease of $69,492, or 16.7%, from the same period in 2005.

     For the first three months of 2006, MBS recorded professional and consulting expenses totaling $40,855 as compared with $73,486 for the first three months of 2005, a decrease of $32,630. This change is primarily the result of a decrease in contract labor used in the first quarter of 2005 as a result of staffing shortages. This contract labor was not utilized in the first quarter of 2006 because MBS's position inventory is fully staffed.

     IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $342,075 for the three months ended March 31, 2005 to $305,213 for the three months ended March 31, 2006. The decrease is primarily the result of reduced legal fees and expenses related to the divestiture of the Company's surgery and diagnostic business in 2005.

     Insurance. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers' liability insurance, decreased from $212,505 for the three months ended March 31, 2005 to $181,239 for the three months ended March 31, 2006. Insurance expense related to the directors and officers' liability policies in the first quarter of 2005 included approximately $35,000 of premiums for run-off policies related to SurgiCare and IPS. The run-off policies were expensed fully in 2005.

     Provision for Doubtful Accounts. The Company's consolidated provision for doubtful accounts, or bad debt expense, decreased $179,759, or 53.1%, for the three months ended March 31, 2006 to $158,750. The entire provision for doubtful accounts for the quarter ended March 31, 2006 related to IPS's affiliated medical groups and accounted for 3.3% of IPS's net operating revenues as compared to 6.7% of IPS's net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 68.8% for the three months ended March 31, 2006, compared to 63.3% for the same period in 2005.

     Other Expenses. Consolidated other expenses totaled $1,138,922 for the three months ended March 31, 2006, a decrease of $170,403 from the same period in 2005. Other expenses include general and administrative expenses such as office supplies, telephone & data communications, printing & postage, transfer agent fees, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS.

     MBS's other expenses totaled $286,698 for the three months ended March 31, 2006 as compared to $339,875 for the three months ended March 31, 2005. Of the total decrease, approximately $16,500 and $21,000 related to decreases in office supplies and postage and courier expenses, respectively, in the first three months of 2006 as compared to the same period in 2005. These expense fluctuations are the direct result of the decrease in net operating revenues in the first quarter of 2006. Additionally, MBS renegotiated its long distance rates in the fall of 2005, which resulted in approximately $12,000 in cost savings in the first three months of 2006 as compared to the same period in 2005.

     For the three months ended March 31, 2006, IPS's direct clinical expenses, other than salaries and benefits, totaled $565,837, an increase of $15,869 over first quarter 2005 direct clinical expenses, which totaled $549,974. Vaccine expenses accounted for approximately $13,500 of the total increase in direct clinical expenses in the first three months of 2006. IPS's affiliated medical groups began using two new vaccines in late 2005 -- Menactra and Decavac -- which replaced lower-priced vaccines previously utilized by the medical groups.

     The Company's and IPS's general and administrative expenses totaled $170,822 for the three months ended March 31, 2006, a decrease of $131,228 from the same period in 2005. Of the total decrease, approximately $124,000 relates to cost efficiencies and expense reductions as a result of the consolidation of corporate functions into the Company's Roswell, Georgia office in August 2005. Additionally, board of directors' compensation expense in the first three months of 2005 included approximately $20,500 in meeting expenses related to a board meetings and conference calls immediately following the 2004 Mergers.

Other Income and Expenses.

     Interest Expense. Consolidated interest expense totaled $112,512 for the three months ended March 31, 2006, an increase of $56,215 from the same period in 2005. Interest expense activity in the first quarter of 2006, including increases from the first three months of 2005, can be explained generally by the following:

     o Brantley Debt. In March and April 2005, the Company borrowed an aggregate of $1,250,000 from Brantley Partners IV, L.P. ("Brantley IV"). (See "Liquidity and Capital Resources.") Interest expense related to these notes totaled approximately $28,000 for the three months ended March 31, 2006.

     o Line of Credit. As part of the restructuring transactions, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the "Loan and Security Agreement"), dated December 15, 2004, by and among the Company, certain of its affiliates and subsidiaries, and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation)("CIT"), borrowing $1.6 million under this facility concurrently with the Closing. (See "Liquidity and Capital Resources" for additional discussion regarding the Loan and Security Agreement.) Interest expense related to this line of credit totaled $63,444 for the three months ended March 31, 2006, compared to $42,464 for the three months ended March 31, 2005. The increase in interest expense on the line of credit facility was a direct result of interest rate increases for the first three months of 2006 as compared to the same period in 2005. In December 2005, the Company received notification from CIT stating that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants. As a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to a default rate of prime rate plus 6% as compared to the stated interest rate of prime rate plus 3% as of the Closing. (See "Part II, Item 3. Defaults Upon Senior Securities" for additional discussion regarding the Company's defaults under the Loan and Security Agreement.) The loan balance for this facility was $1,162,659 and $1,621,487 at March 31, 2006 and 2005, respectively. Additionally, the average prime rate for the first quarter of 2006 was 7.42% as compared to 5.42% for the same three-month period in 2005.

     Gain on Forgiveness of Debt. On August 25, 2003, the Company's lender, DVI, announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. Both IPS and SurgiCare had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, the Company negotiated a discount on the term loans and a buy-out of the revolving lines of credit. As part of that agreement, the Company executed a new loan agreement with U.S. Bank Portfolio Services, as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. In the first quarter of 2006, the Company negotiated an 85% discount on the revolving line of credit, which had a balance of $778,000 at December 31, 2005. As of March 13, 2006, the Company had made aggregate payments in the amount of $112,500 in satisfaction of the $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 for the three months ended March 31, 2006.

Discontinued Operations.

     Bellaire SurgiCare. As of the Closing, the Company's management expected the case volumes at Bellaire SurgiCare, Inc. ("Bellaire SurgiCare") to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component after March 31, 2005.

     The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the three months ended March 31, 2005:

                                                          March 31, 2005
         Income statement data:                           --------------

                 Net operating revenues                       $ 161,679
                 Operating expenses                             350,097
                                                          --------------
                 Net loss                                    $ (188,418)
                                                          --------------

         Balance sheet data:
                 Current assets                                     $ -
                 Other assets                                         -
                                                          --------------
                    Total assets                                    $ -
                                                          --------------

                 Current liabilities                                $ -
                 Other liabilities                                    -
                                                          --------------
                    Total liabilities                               $ -
                                                          --------------

     Capital Allergy and Respiratory Disease Center ("CARDC"). On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the "CARDC Settlement") with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after March 31, 2005.

     The following table contains selected financial statement data related to CARDC as of and for the three months ended March 31, 2005:

                                                          March 31, 2005
                                                          --------------
         Income statement data:
                 Net operating revenues                       $ 848,373
                 Operating expenses                             809,673
                                                          --------------
                 Net income                                    $ 38,700
                                                          --------------

         Balance sheet data:
                 Current assets                                     $ -
                 Other assets                                         -
                                                          --------------
                    Total assets                                    $ -
                                                          --------------

                 Current liabilities                                $ -
                 Other liabilities                                    -
                                                          --------------
                    Total liabilities                               $ -
                                                          --------------

     IntegriMED. On June 7, 2005, InPhySys, Inc. (formerly known as IntegriMED, Inc.) ("IntegriMED"), a wholly owned subsidiary of IPS, executed an Asset Purchase Agreement (the "IntegriMED Agreement") with eClinicalWeb, LLC ("eClinicalWeb") to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after June 30, 2005.

     The following table contains selected financial statement data related to IntegriMED as of and for the three months ended March 31, 2005:

                                                          March 31, 2005
                                                          --------------
         Income statement data:
                 Net operating revenues                       $ 109,616
                 Operating expenses                             506,736
                                                          --------------
                 Net loss                                    $ (397,120)
                                                          --------------

         Balance sheet data:
                 Current assets                               $ 327,889
                 Other assets                                   159,744
                                                          --------------
                    Total assets                              $ 487,633
                                                          --------------

                 Current liabilities                          $ 416,029
                 Other liabilities                                    -
                                                          --------------
                    Total liabilities                         $ 416,029
                                                          --------------

     TASC and TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. On September 30, 2005, the Company executed purchase agreements to sell its 51% ownership interest in TASC and its 41% ownership interest in TOM to Union Hospital ("Union"). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. ("TASC Anesthesia"), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. The Company no longer has an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. Also as a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after September 30, 2005.

     The following table contains selected financial statement data related to TASC and TOM as of and for the three months ended March 31, 2005:

                                                          March 31, 2005
                                                          --------------
         Income statement data:
                 Net operating revenues                       $ 796,842
                 Operating expenses                             831,387
                                                          --------------
                 Net income (loss)                            $ (34,545)
                                                          --------------

         Balance sheet data:
                 Current assets                               $ 813,520
                 Other assets                                 1,482,378
                                                          --------------
                    Total assets                            $ 2,295,898
                                                          --------------

                 Current liabilities                          $ 662,796
                 Other liabilities                              777,845
                                                          --------------
                    Total liabilities                       $ 1,440,641
                                                          --------------

     Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after October 31, 2005.

     The following table contains selected financial statement data related to Sutter as of and for the three months ended March 31, 2005:

                                                          March 31, 2005
                                                          --------------
         Income statement data:
                 Net operating revenues                       $ 108,900
                 Operating expenses                             105,438
                                                          --------------
                 Net income                                     $ 3,462
                                                          --------------

         Balance sheet data:
                 Current assets                               $ 112,581
                 Other assets                                    15,511
                                                          --------------
                    Total assets                              $ 128,092
                                                          --------------

                 Current liabilities                           $ 11,837
                 Other liabilities                                    -
                                                          --------------
                    Total liabilities                          $ 11,837
                                                          --------------

     Memorial Village. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the "Memorial Agreement") for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of the Company. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2006 and 2005, respectively.

     The following table contains selected financial statement data related to Memorial Village as of and for the three months ended March 31, 2006 and 2005, respectively:

                                              March 31, 2006    March 31, 2005
                                              --------------    --------------
         Income statement data:
                 Net operating revenues            $ 17,249         $ 584,176
                 Operating expenses                 170,285           690,340
                                              --------------------------------
                 Net loss                        $ (153,036)       $ (106,164)
                                              --------------------------------

         Balance sheet data:
                 Current assets                         $ -         $ 861,111
                 Other assets                             -           767,497
                                              --------------------------------
                    Total assets                        $ -       $ 1,628,608
                                              --------------------------------

                 Current liabilities                   $ --         $ 729,567
                 Other liabilities                       --           725,884
                                              --------------------------------
                    Total liabilities                  $ --       $ 1,455,451
                                              --------------------------------

     San Jacinto. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company, and is not consolidated in the Company's financial statements. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005.

     Orion. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $60,071 for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, the Company generated management fee revenue of $106,252 and a minority interest loss in Memorial Village of $39,447.

     The following table summarizes the components of income (loss) from operations of discontinued components:

                                              March 31, 2006    March 31, 2005
                                              --------------    --------------
         Bellaire SurgiCare
           Net loss                                     $ -        $ (188,418)
           Loss on disposal                               -          (163,049)
         CARDC
           Net income                                     -            38,700
           Gain on disposal                               -           506,625
         IntegriMED
           Net loss                                       -          (397,120)
         TASC and TOM
           Net loss                                       -           (34,545)
         Sutter
           Net income                                     -             3,462
         Memorial Village
           Net loss                               (153,036)          (115,041)
           Gain on disposal                         574,321                 -
         San Jacinto
           Gain on disposal                          94,066                 -
         Orion
           Net income                                60,071            66,805
                                              --------------------------------
             Total income (loss) from
              operations of discontinued
              components, net gain (loss) on
              disposal                            $ 575,422        $ (282,581)
                                              ================================

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $486,328 for the three months ended March 31, 2006 compared to cash used in operating activities of $749,399 for the three months ended March 31, 2005. The net impact of discontinued operations on net cash provided by activities in the first quarter of 2006 totaled $230,743.

     For the three months ended March 31, 2006, net cash provided by investing activities totaled $461,327 compared to $84,592 in net cash used by investing activities for the same period in 2005. The net impact of discontinued operations on net cash provided by investing activities totaled $430,244 in the first quarter of 2006.

     Net cash used in financing activities totaled $748,913 for the three months ended March 31, 2006 as compared to $744,493 in net cash provided by financing activities for the three months ended March 31, 2005. The change in cash uses related to financing activities from 2005 to 2006 can be explained generally by the following:

     o Net repayments on the CIT revolving credit facility totaled $540,617 in the first three months of 2006, including approximately $300,000 in repayments related to discontinued operations;
     o As discussed below, in March of 2005, the Company borrowed $1,025,000 from Brantley IV.

     o The Company made aggregate payments in the amount of $112,500 in satisfaction of a $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 for the three months ended March 31, 2006; and
     o The Company repaid approximately $200,000 in satisfaction of a working capital note from the sellers of MBS in the first quarter of 2006.

     The Company's unaudited consolidated condensed financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2005, and, despite an operating profit in the first quarter of 2006, has used substantial amounts of working capital in its operations. Additionally, as described more fully below, the Company received notification from CIT in December 2005 that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing the 2004 Mergers and restructuring transactions in December 2004, which are described under the caption "Company History," and borrowing from related parties. On December 15, 2004, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement. Under this facility, initially up to $4,000,000 of loans could be made available to the Company, subject to a borrowing base. As discussed below, the amount available under this credit facility has been reduced. The Company borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is the prime rate plus 6%. Upon an event of default, CIT can accelerate the loans or call the Guaranties described below. (See "Part II, Item 3. Defaults Upon Senior Securities" for additional discussion regarding the Company's defaults under the Loan and Security Agreement.) In connection with entering into this new facility, the Company also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

     Pursuant to a Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley IV to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the "Brantley Capital Guaranty" and collectively with the Brantley IV Guaranty, the "Guaranties"), dated as of December 15, 2004, provided by Brantley Capital Corporation ("Brantley Capital") to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, the Company issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of March 31, 2006.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due in a lump sum on April 19, 2006 (the "First Note Maturity Date");
(iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of March 31, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,076,283 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the "First and Second Note Amendment") extending the First Note Maturity Date to August 15, 2006. A copy of the First and Second Note Amendment is attached hereto as Exhibit 10.1.

     On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second
Note is due in a lump sum on April 19, 2006 (the "Second Note Maturity Date");
(iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of March 31, 2006, if Brantley IV were to convert the Second Note, the Company would have to issue 234,423 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed the First and Second Note Amendment extending the Second Note Maturity Date to August 15, 2006.

     Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the "First Amendment"), dated March 22, 2005, with certain of the Company's affiliates and subsidiaries, and CIT, whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement, dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement, dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273. Paul H. Cascio, the Chairman of the board of directors of the Company, and Michael J. Finn, a director of the Company, are affiliates of Brantley IV.

     As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months ended March 31, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of March 31, 2006, the outstanding principal under the revolving credit facility was $1,162,659. The full amount of the loan as of March 31, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company's ability to continue as a going concern.

     As of March 31, 2006, the Company's existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company's plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company's strategic plans and redirected financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in "Discontinued Operations," IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. These transactions are described in greater detail under the caption "Discontinued Operations."

     The Company intends to continue to manage its use of cash. However, the Company's business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company's cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. Any acquisitions will require additional capital. There can be no assurances that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company's existing stockholders.

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the design and effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic filings.

     Changes in Internal Controls. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In connection with the DCPS/MBS Merger in December 2004, holders of MBS common stock, DCPS limited partnership interests and Dennis Cain Management, LLC ("DCM") limited liability company interests received an aggregate of cash, promissory notes of the Company and shares of the Company's Class C Common Stock. The purchase price was subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly formed company and its predecessors in 2004 and 2005. Pursuant to the merger agreement governing the DCPS/MBS Merger (the "DCPS/MBS Merger Agreement"), the adjustment was based on whether DCPS and MBS, on a combined basis, met an earnings before income taxes, depreciation and amortization ("EBITDA") target of $2 million for the fiscal years ended December 31, 2004 and 2005. The Company accrued a liability in the amount of $840,286 as of December 31, 2005 based on this provision of the DCPS/MBS Merger Agreement and adjusted the purchase price accordingly. On April 19, 2006, the Company executed subordinated promissory notes for an aggregate of $840,286. The notes will bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. A copy of the form of the subordinated promissory note is attached hereto as Exhibit 10.2. Additionally, as a result of this purchase price adjustment, the Company issued 285,726 shares of Class A Common Stock to the former equity holders of MBS, DCPS and DCM on May 9, 2006.

     There was no placement agent or underwriter for the subordinated promissory notes or stock issuances. The Company processed the stock issuances internally. The shares were not sold for cash. The Company did not receive any consideration in connection with the subordinated promissory notes or stock issuances. The shares of Class A Common Stock issued are not convertible or exchangeable. In connection with the issuance of the Class A Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months ended March 31, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of March 31, 2006, the outstanding principal under the revolving credit facility was $1,162,659. The full amount of the loan as of March 31, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company`s ability to continue as a going concern.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit No.             Description
-----------             -----------
Exhibit 10.1 First Amendment to Convertible Subordinated Promissory Notes, dated as of May 9, 2006, by and between Orion HealthCorp, Inc. and Brantley Partners IV, L.P.
Exhibit 10.2 Form of Subordinated Promissory Note, dated as of April 19, 2006, by and between Orion HealthCorp, Inc. and DCPS Sellers and MBS Sellers
Exhibit 31.1     Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2     Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1     Section 1350 Certification
Exhibit 32.2     Section 1350 Certification

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORION HEALTHCORP, INC.


                           By:   /s/ Terrence L. Bauer
                                 -----------------------------------------------
Dated: May 10, 2006              Terrence L. Bauer
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)


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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 10, 2006.


By: /s/ Terrence L. Bauer                   By: /s/ Michael J. Finn
    --------------------------------            --------------------------------
    Terrence L.  Bauer                          Michael J. Finn
    President, Chief Executive Officer and      Director
    Director (Principal Executive Officer)


By: /s/ Paul H. Cascio                      By: /s/ Joseph M. Valley, Jr.
    --------------------------------            --------------------------------
    Paul H. Cascio                              Joseph M. Valley, Jr.
    Director and Non-Executive                  Director
    Chairman of the Board


By: /s/ David Crane                         By: /s/ Stephen H. Murdock
    --------------------------------            --------------------------------
    David Crane                                 Stephen H. Murdock
    Director                                    Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)

                                                                   Page Number
                                                                  -------------
Consolidated Condensed Balance Sheets as of March 31, 2006
 (unaudited) and December 31, 2005                                     F-2

Consolidated Condensed Statements of Operations for the Three
 Months Ended March 31, 2006 and 2005 (unaudited)                      F-3

Consolidated Condensed Statements of Cash Flows for the Three
 Months Ended March 31, 2006 and 2004 (unaudited)                      F-4

Notes to Unaudited Consolidated Condensed Financial Statements         F-5

Orion HealthCorp, Inc.
Consolidated Condensed Balance Sheets

                                                         March 31,  December 31,
                                                           2006         2005
                                                       ------------ ------------
                                                        (Unaudited)
Current assets
       Cash and cash equivalents                       $   497,550  $   298,807
       Accounts receivable, net                          2,497,709    2,798,304
       Inventory                                           197,938      206,342
       Prepaid expenses and other current assets           530,759      715,671
       Assets held for sale                                      -      975,839
                                                       ------------ ------------
   Total current assets                                  3,723,956    4,994,962
                                                       ------------ ------------

Property and equipment, net                                685,070      741,966
                                                       ------------ ------------

Other long-term assets
       Intangible assets, excluding goodwill, net       13,445,980   13,797,714
       Goodwill                                          2,490,695    2,490,695
       Other assets, net                                    76,382       92,432
                                                       ------------ ------------
   Total other long-term assets                         16,013,057   16,380,841
                                                       ------------ ------------
       Total assets                                    $20,422,083  $22,117,770
                                                       ============ ============

Current liabilities
       Accounts payable and accrued expenses           $ 6,149,700  $ 6,738,278
       Other current liabilities                                 -       25,000
       Income taxes payable                                      -            -
       Current portion of capital lease obligations         91,879       92,334
       Current portion of long-term debt                 3,626,449    4,231,674
       Liabilities held for sale                                 -      452,027
                                                       ------------ ------------
   Total current liabilities                             9,868,027   11,539,313
                                                       ------------ ------------

Long-term liabilities
       Capital lease obligations, net of current
        portion                                            190,365      213,599
       Long-term debt, net of current portion            3,086,131    3,871,593
       Minority interest in partnership                          -       35,000
                                                       ------------ ------------
   Total long-term liabilities                           3,276,496    4,120,193
                                                       ------------ ------------

Commitments and contingencies                                    -            -

Stockholders' equity
       Preferred stock, par value $0.001; 20,000,000
        shares authorized; no shares issued and
        outstanding                                              -            -
       Common Stock, Class A, par value $0.001;
        70,000,000 shares authorized, 12,428,042
        shares issued and outstanding at March 31,
        2006 and December 31, 2005, respectively            12,428       12,428
       Common Stock, Class B, par value $0.001;
        25,000,000 shares authorized, 10,448,470
        shares issued and outstanding at March 31,
        2006 and December 31, 2005, respectively            10,448       10,448
       Common Stock, Class C, par value $0.001;
        2,000,000 shares authorized, 1,437,572 shares
        issued and outstanding at March 31, 2006 and
        December 31, 2005, respectively                      1,438        1,438
       Additional paid-in capital                       56,976,087   56,928,016
       Accumulated deficit                             (49,684,524) (50,455,748)
       Treasury stock -- at cost; 9,140 shares             (38,318)     (38,318)
                                                       ------------ ------------
   Total stockholders' equity                            7,277,559    6,458,264
                                                       ------------ ------------
       Total liabilities and stockholders' equity      $20,422,083  $22,117,770
                                                       ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations

                                                          For the Three Months
                                                             Ended March 31,
                                                           2006         2005
                                                       ------------ ------------
                                                        (Unaudited)  (Unaudited)

Net operating revenues                                 $ 7,154,014  $ 7,629,822

Operating expenses
       Salaries and benefits                             2,761,932    3,048,901
       Physician group distribution                      2,103,305    2,333,086
       Facility rent and related costs                     401,386      427,840
       Depreciation and amortization                       409,897      883,222
       Professional and consulting fees                    346,068      415,561
       Insurance                                           181,239      212,505
       Provision for doubtful accounts                     158,750      338,509
       Other expenses                                    1,138,922    1,309,324
                                                       ------------ ------------
   Total operating expenses                              7,501,499    8,968,948
                                                       ------------ ------------

Loss from continuing operations before other income
 (expenses)                                               (347,485)  (1,339,126)
                                                       ------------ ------------

Other income (expenses)
       Interest expense                                   (112,512)     (56,297)
       Gain on forgiveness of debt                         665,463            -
       Other expense, net                                   (9,664)      (2,625)
                                                       ------------ ------------
   Total other income (expenses), net                      543,287      (58,922)
                                                       ------------ ------------

Income (loss) from continuing operations                   195,802   (1,398,048)

Discontinued operations
   Income (loss) from operations of discontinued
    components, including net gain on disposal of
    $668,387 for the three months ended March 31, 2006     575,422     (282,582)
                                                       ------------ ------------

Net income (loss)                                      $   771,224  $(1,680,630)
                                                       ============ ============

Weighted average common shares outstanding
------------------------------------------

   Basic                                                12,428,042    8,666,531

   Diluted                                              84,127,418    8,666,531

Income (loss) per share
-----------------------

   Basic

       Net income (loss) per share from continuing
        operations                                     $      0.02  $     (0.16)

       Net income (loss) per share from discontinued
        operations                                     $      0.05  $     (0.03)
                                                       ------------ ------------

       Net income (loss) per share                     $      0.07  $     (0.19)
                                                       ============ ============

   Diluted

       Net income (loss) per share from continuing
        operations                                     $      0.00  $     (0.16)

       Net income (loss) per share from discontinued
        operations                                     $      0.01  $     (0.03)
                                                       ------------ ------------

       Net income (loss) per share                     $      0.01  $     (0.19)
                                                       ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Statements of Cash Flows

                                                         For the Three Months
                                                            Ended March 31,
                                                           2006         2005
                                                       -------------------------
                                                                     "Revised"
Operating activities
   Net income (loss)                                   $   771,224  $(1,680,630)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
       Provision for doubtful accounts                     158,750      367,941
       Depreciation and amortization                       377,547    1,111,585
       Gain on forgiveness of debt                        (665,463)           -
       Stock option compensation expense                    48,071            -
       Conversion of notes payable to common stock               -       26,031
       Impact of discontinued operations                   230,743     (304,128)
       Changes in operating assets and liabilities:
           Accounts receivable                             141,845     (679,289)
           Inventory                                         8,404       41,266
           Prepaid expenses and other assets                 3,183     (253,798)
           Other assets                                        603        8,470
           Accounts payable and accrued expenses          (588,579)     629,149
           Deferred revenues and other liabilities               -      (15,996)
                                                       -------------------------
Net cash provided by (used in) operating activities        486,328     (749,399)
                                                       -------------------------

Investing activities
   Sale (purchase) of property and equipment                31,083      (84,592)
   Impact of discontinued operations                       430,244            -
                                                       -------------------------
Net cash provided by (used in) investing activities        461,327      (84,592)
                                                       -------------------------

Financing activities
   Net borrowings (repayments) of capital lease
    obligations                                            (23,689)     (49,577)
   Net borrowings (repayments) on line of credit          (240,617)    (231,272)
   Net borrowings of notes payable                               -    1,025,000
   Net repayments of notes payable                        (333,308)     (94,836)
   Net borrowings of other obligations                     148,701       95,178
   Impact of discontinued operations                      (300,000)           -
                                                       -------------------------
Net cash provided by (used in) financing activities       (748,913)     744,493
                                                       -------------------------

Net increase (decrease) in cash and cash equivalents       198,743      (89,498)

Cash and cash equivalents, beginning of quarter            298,807      701,846
                                                       -------------------------
Cash and cash equivalents, end of quarter              $   497,550  $   612,348
                                                       =========================

Supplemental cash flow information
   Cash paid during the year for
       Income taxes                                    $         -  $         -
       Interest                                        $    91,033  $    50,297


Beginning in the fourth quarter of 2005, the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2006 and 2005

Note 1.  General

     Orion HealthCorp, Inc. (formerly SurgiCare, Inc. "SurgiCare") and its subsidiaries ("Orion" or the "Company") maintain their accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accounting principles followed by the Company and its subsidiaries and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

     The unaudited consolidated condensed financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Orion's results for the three months ended March 31, 2006 and 2005 include the results of IPS, MBS and the Company's ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

Description of Business

     Orion is a healthcare services organization providing outsourced business services to physicians. The Company serves the physician market through two subsidiaries, Medical Billing Services, Inc. ("MBS"), which provides billing, collection and practice management services, primarily to hospital-based physicians; and Integrated Physician Solutions, Inc. ("IPS"), which provides business and management services to general and subspecialty pediatric physician practices.

     The Company was incorporated in Delaware on February 24, 1984 as Technical Coatings, Incorporated. On December 15, 2004, the Company completed a transaction to acquire IPS (the "IPS Merger") and to acquire Dennis Cain Physician Solutions, Ltd. ("DCPS") and MBS (the "DCPS/MBS Merger") (collectively, the "2004 Mergers"). As a result of these transactions, IPS and MBS became wholly owned subsidiaries of the Company, and DCPS is a wholly owned subsidiary of MBS. On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, the Company changed its name from SurgiCare, Inc. to Orion and consummated its restructuring transactions (the "Closing"), which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of its debt facilities. The Company also created Class B Common Stock and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

     In April 2005, the Company initiated a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this strategic plan, the Company began to divest certain non-strategic assets. In addition, the Company ceased investment in business lines that did not complement the Company's strategic plan and redirected financial resources and Company personnel to areas that management believes enhance long-term growth potential. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Consistent with its strategic plan, the Company also completed a series of transactions involving the divestiture of non-strategic assets in 2005.

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

     MBS provides services to approximately 58 customers throughout Texas. These customers include anesthesiologists, pathologists, and radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ambulatory surgery centers ("ASCs.")

Integrated Physician Solutions

     IPS, a Delaware corporation, was founded in 1996 to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999.

     As of March 31, 2006, IPS managed nine practice sites, representing five medical groups in Illinois and Ohio. IPS provides human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services to these medical groups. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

     There is a standard forty-year management service agreement ("MSA") between IPS and the various affiliated medical groups whereby a management fee is paid to IPS. IPS owns all of the assets used in the operation of the medical groups. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice, for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians and treated as an expense on IPS's financial statements as "physician group distribution."

     On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the "CARDC Settlement") with Bradley E. Chipps, M.D. ("Dr. Chipps") and Capital Allergy and Respiratory Disease Center, a medical corporation ("CARDC") to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other.

     On June 7, 2005, InPhySys, Inc. (formerly known as IntegriMED, Inc.) ("IntegriMED"), a wholly owned subsidiary of IPS, executed an Asset Purchase Agreement (the "IntegriMED Agreement") with eClinicalWeb, LLC ("eClinicalWeb") to sell substantially all of the assets of IntegriMED. The IntegriMED Agreement was deemed to be effective as of midnight on June 6, 2005. As consideration for the purchase of the acquired assets, eClinicalWeb issued to IntegriMED the following: (i) a two percent (2%) ownership interest in eClinicalWeb; and (ii) $69,034 for the payoff of certain leases and purchase of certain software. Also eClinicalWeb agreed to sublease certain office space from IPS that was occupied by employees of IntegriMED.

     On October 31, 2005, IPS executed a Mutual Release and Settlement Agreement (the "Sutter Settlement") with John Ivan Sutter, M.D., PA ("Dr. Sutter") to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other.

Ambulatory Surgery Center Business

     As of March 31, 2006, the Company no longer has ownership or management interests in surgery and diagnostic centers.

     On March 1, 2005, the Company closed its wholly owned subsidiary, Bellaire SurgiCare, Inc. ("Bellaire SurgiCare"), and consolidated its operations with the operations of SurgiCare Memorial Village, L.P. ("Memorial Village").

     In April 2005, due to unsatisfactory financial performance of the Company's surgery centers and in accordance with its strategic plan, the Company began the process of divesting its surgery center ownership interests.

     On September 30, 2005, Orion executed purchase agreements to sell its 51% ownership interest in Tuscarawas Ambulatory Surgery Center, L.L.C. ("TASC") and its 41% ownership interest in Tuscarawas Open MRI, L. P., ("TOM") both located in Dover, Ohio, to Union Hospital ("Union"). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. ("TASC Anesthesia"), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM.

     As consideration for the purchase of the 70% ownership interests in TASC and TOM, Union Hospital paid purchase prices of $950,000 and $2,188,237, respectively. Orion's portion of the total proceeds for TASC, TASC Anesthesia and TOM, after closing costs of $82,632, was cash in the amount of $1,223,159 and a note due on or before March 30, 2006 in the amount of $530,547. The March 30, 2006 note was not fully paid by Union and the remaining balance of $261,357 was written off against the gain on disposition for the quarter ended December 31, 2005. As a result of these transactions, Orion no longer has an ownership interest in TASC, TOM or TASC Anesthesia.

     Additionally, as part of the TASC and TOM transactions, Orion executed two-year management services agreements (the "TASC MSA" and the "TOM MSA") with terms substantially the same as those of the management services agreements under which Orion performed management services to TASC and TOM prior to the transactions.

     On January 12, 2006, the Company was notified by Union that it was exercising its option to terminate the TOM MSA as of March 12, 2006. Management fee revenue related to TOM was $7,217 and $5,623 for the quarters ended March 31, 2006 and 2005, respectively.

     On February 3, 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA as of April 3, 2006. Management fee revenue related to TASC was 21,557 and $26,024 for the quarters ended March 31, 2006 and 2005, respectively.

     On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the "Memorial Agreement") for the sale of substantially all of its assets to First Surgical Memorial Village, L.P. ("First Surgical"). Memorial Village is approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of Orion. The Memorial Agreement was deemed to be effective as of January 31, 2006.

     The property sold by Memorial Village to First Surgical (hereinafter collectively referred to as the "Memorial Acquired Assets") included the equipment, inventory, goodwill, contracts, leasehold improvements, equipment leases, books and records, permits and licenses and other personal property owned by Memorial Village and used in the operation of Memorial Village's business. The Memorial Acquired Assets did not include any of the following: accounts receivable, cash and cash equivalents, marketable securities, insurance policies, prepaid expenses, deposits with utility and/or service providers, shares of corporations, real estate owned by Memorial Village, or liabilities, other than those expressly assumed by the First Surgical in the Agreement.

     As consideration for the Memorial Acquired Assets, Memorial Village received a total purchase price of $1,100,000, of which Orion received approximately $815,000 after payment of certain legal and other post-closing expenses. The proceeds received by Orion consisted of the following amounts:

     i. Approximately $677,000 representing the principal amount of a note payable owed to Orion from Memorial Village;
     ii. Approximately $99,000 representing Orion's pro-rata share of the net proceeds after payment of certain legal and other post-closing expenses; and
     iii. A reserve fund of approximately $39,000, pending approval of the assumption of certain capital leases by First Surgical.

     On March 1, 2006, San Jacinto Surgery Center, Ltd. ("San Jacinto") executed an Asset Purchase Agreement (the "San Jacinto Agreement") for the sale of substantially all of its assets to San Jacinto Methodist Hospital ("Methodist"). San Jacinto is approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of Orion.

     The property sold by San Jacinto to Methodist (hereinafter collectively referred to as the "San Jacinto Acquired Assets"), included the leasehold title to real property, together with all improvements, buildings and fixtures, all major, minor or other equipment, all computer equipment and hardware, furniture and furnishings, inventory and supplies, current financial, patient, credentialing and personnel records, interest in all commitments, contracts, leases and agreements outstanding in respect to San Jacinto, to the extent assignable, all licenses and permits held by San Jacinto, all patents and patent applications and all logos, names, trade names, trademarks and service marks, all computer software, programs and similar systems owned by or licensed to San Jacinto, goodwill and all interests in property, real, personal and mixed, tangible and intangible acquired by San Jacinto prior to March 1, 2006. The San Jacinto Acquired Assets did not include any of the following: restricted and unrestricted cash and cash equivalents, marketable securities, certificates of deposit, bank accounts, temporary investments, accounts receivable, notes receivable intercompany accounts of San Jacinto, and all commitments, contracts, leases and agreements other than those expressly assumed by Methodist in the San Jacinto Agreement.

     As consideration for the San Jacinto Acquired Assets, San Jacinto received a total purchase price of $5,500,000, of which Orion received a net amount of approximately $598,000. The proceeds received by Orion consisted of the following amounts:

          i. Approximately $450,000 representing Orion's pro-rata share of the net proceeds; and
          ii. Approximately $148,000 representing the principal and interest amounts of a note payable owed to Orion from San Jacinto.

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

Note 2.  Going Concern

     The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2005, and, despite an operating profit in the first quarter of 2006, has used substantial amounts of working capital in its operations. Additionally, as described more fully below, the Company received notification from CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) ("CIT") in December 2005 that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing a series of acquisitions and restructuring transactions (the "Restructuring"), which occurred in December 2004, and borrowing from related parties. In connection with the closing of these transactions, the Company entered into a new secured two-year revolving credit facility pursuant to a Loan and Security Agreement (the "Loan and Security Agreement"), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and CIT. Under this facility, initially up to $4,000,000 of loans could be made available to Orion, subject to a borrowing base, which is determined based on a percentage of eligible outstanding accounts receivable less than 180 days old. As discussed below, the amount available under this credit facility has been reduced. Orion borrowed $1,600,000 under this facility concurrently with the closing of the Restructuring. The interest rate under this facility is the prime rate plus 6%. Upon an event of default, CIT can accelerate the loans or call the Guaranties described below. (See Note 10. Long-Term Debt and Lines of Credit, for additional discussion regarding the Company's defaults under the Loan and Security Agreement.) In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services, Inc. (collectively, "DVI") from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

     Pursuant to a Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley Partners IV, L.P. ("Brantley IV") to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the "Brantley Capital Guaranty" and collectively with the Brantley IV Guaranty, the "Guaranties"), dated as of December 15, 2004, provided by Brantley Capital Corporation ("Brantley Capital") to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of March 31, 2006.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due in a lump sum on April 19, 2006 (the "First Note Maturity Date");
(iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of March 31, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,076,283 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the "First and Second Note Amendment") extending the First Note Maturity Date to August 15, 2006.

     On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second
Note is due in a lump sum on April 19, 2006 (the "Second Note Maturity Date");
(iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of March 31, 2006, if Brantley IV were to convert the Second Note, the Company would have to issue 234,423 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed the First and Second Note Amendment extending the Second Note Maturity Date to August 15, 2006.

     Additionally, in connection with the First Loan and the Second Loan, the Company entered into a First Amendment to the Loan and Security Agreement (the "First Amendment"), dated March 22, 2005, with certain of the Company's affiliates and subsidiaries, and CIT, whereby its $4,000,000 secured two-year revolving credit facility has been reduced by the amount of the loans from Brantley IV to $2,750,000. As a result of the First Amendment, the Brantley IV Guaranty was amended by the Amended and Restated Guaranty Agreement, dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley IV by the amount of the First Loan to $2,247,727. Also as a result of the First Amendment, the Brantley Capital Guaranty was amended by the Amended and Restated Guaranty Agreement, dated March 22, 2005, which reduced the deficiency guaranty provided by Brantley Capital by the amount of the Second Loan to $502,273. Paul H. Cascio, the Chairman of the board of directors of the Company, and Michael J. Finn, a director of the Company, are affiliates of Brantley IV.

     As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months ended March 31, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of March 31, 2006, the outstanding principal under the revolving credit facility was $1,162,659. The full amount of the loan as of March 31, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company`s ability to continue as a going concern.

     As of March 31, 2006, the Company's existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company's plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company's strategic plans and redirected financial resources and Company personnel to areas that management believes enhance long-term growth potential. On June 7, 2005, as described in Note 1. General - Description of Business - Integrated Physician Solutions, IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. (See Note 1. General - Description of Business - Ambulatory Surgery Center Business).

     The Company intends to continue to manage its use of cash. However, the Company's business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund the Company's cash requirements, the Company may be required to further reduce its operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. Any acquisitions will require additional capital. There can be no assurances that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company's existing stockholders.

Note 3.  Revenue Recognition

     MBS's principal source of revenues is fees charged to clients based on a percentage of net collections of the client's accounts receivable. MBS recognizes revenue and bills it clients when the clients receive payment on those accounts receivable. MBS typically receives payment from the client within 30 days of billing. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS also earns fees from the various consulting services that MBS provides, including medical practice management services, managed care contracting, coding and reimbursement services.

     IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in Current Procedure Terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable.

     As of March 31, 2006, the Company no longer has ownership or management interests in surgery and diagnostic centers. Orion's principal source of revenues from its surgery center business was a surgical facility fee charged to patients for surgical procedures performed in its ASCs and for diagnostic services performed at TOM. Orion depended upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of its patients. Patients were responsible for the co-payments and deductibles when applicable. The fees varied depending on the procedure, but usually included all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees did not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which were billed directly to third-party payers by such physicians. In addition to the facility fee revenues, Orion also earned management fees from its operating facilities and development fees from centers that it developed. ASCs, such as those in which Orion owned an interest prior to March 31, 2006, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Medicare program currently pays ASCs and physicians in accordance with fee schedules, which are prospectively determined. In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include standard indemnity insurance programs as well as managed care structures such as preferred provider organizations, health maintenance organizations and other similar structures.

Note 4.  Use of Estimates

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

Note 5.  Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has two reportable segments -- IPS and MBS. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. The Company's reportable segments consist of:
(i) IPS, which includes the pediatric medical groups that provide patient care operating under the MSA; and (ii) MBS, which provides practice management, billing and collections, managed care consulting and coding and reimbursement services to hospital-based physicians and clinics. Management chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and the Health Insurance Portability and Accountability Act of 1996.

     The following table summarizes key financial information, by reportable segment, as of and for the three months ended March 31, 2006 and 2005, respectively:

                                                      March 31, 2006
                                          --------------------------------------
                                              IPS          MBS         Total
                                          ------------ ------------ ------------

Net operating revenues                    $ 4,680,275  $ 2,394,290  $ 7,074,565
Income from continuing operations             258,261      189,569      447,830
Depreciation and amortization                 108,605      283,109      391,714
Total assets                                8,668,645   10,180,245   18,848,890

                                                      March 31, 2005
                                          --------------------------------------
                                              IPS          MBS         Total
                                          ------------ ------------ ------------

Net operating revenues                    $ 5,065,374  $ 2,540,515  $ 7,605,889
Income from continuing operations             250,338      200,674      451,012
Depreciation and amortization                 141,221      287,140      428,361
Total assets                                9,870,980   10,699,435   20,570,415


     The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion's consolidated balance sheets and statements of operations as of and for the years ended March 31, 2006 and 2005, respectively:

                                                   March 31, 2006 March 31, 2005
                                                   -------------- --------------
Net operating revenues:
  Total net operating revenues for reportable
   segments                                        $   7,074,565  $   7,605,889
  Corporate revenues                                      79,448         23,933
                                                   -------------- --------------
    Total consolidated net operating revenues      $   7,154,013  $   7,629,822
                                                   ============== ==============

Loss from continuing operations:
  Total income from continuing operations for
   reportable segments                             $     447,830  $     451,012
  Extraordinary gain                                     665,463              -
  Corporate overhead                                    (857,420)    (1,849,060)
                                                   -------------- --------------
    Total consolidated income (loss) from
     continuing operations                         $     255,872  $  (1,398,048)
                                                   ============== ==============

Depreciation and amortization:
  Total depreciation and amortization for
   reportable segments                             $     391,714  $     428,361
  Corporate depreciation and amortization                 18,183        454,861
                                                   -------------- --------------
    Total consolidated depreciation and
     amortization                                  $     409,897  $     883,222
                                                   ============== ==============

Total assets:
  Total assets for reportable segments             $  18,848,890  $  20,570,415
  Corporate assets                                     1,573,193      6,363,516
  Assets related to discontinued operations (1)                -     14,942,636
                                                   -------------- --------------
    Total consolidated assets                      $  20,422,083  $  41,876,567
                                                   ============== ==============

     (1) The balance at March 31, 2005 includes $14,477,085 of intangible assets and goodwill that were impaired in 2005.

Note 6.  Goodwill and Intangible Assets

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

     As a result of the CARDC Settlement described in Note 1. General -- Description of Business -- Integrated Physician Solutions, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

     On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. In preparation for this pending transaction, the Company tested the identifiable intangible assets related to the surgery center business using the present value of cash flows method as of June 30, 2005. Based on the pending sales transaction involving TASC and TOM, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company determined that the joint venture interests associated with TASC, TOM and Memorial Village were impaired and recorded a charge for impairment of intangible assets of $6,362,849 for the quarter ended June 30, 2005. The sale of the Company's interests in TASC and TOM was completed effective as of October 1, 2005. (See Note 1. General -- Description of Business -- Ambulatory Surgery Center Business).

     In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this expected transaction, the Company once again tested the identifiable intangible assets related to the surgery center business using the present value of cash flows method at September 30, 2005. Based on the decision to sell or close Memorial Village, as well as the continuing uncertainty of cash flows related to the Company's surgery center segment, the Company determined that the joint venture interests for San Jacinto, as well as the management contracts associated with Memorial Village and San Jacinto, were impaired and recorded an additional charge for impairment of intangible assets totaling $3,461,351 for the quarter ended September 30, 2005.

     As described in Note 1. General -- Description of Business -- Ambulatory Surgery Center Business, effective January 31, 2006 and March 1, 2006, respectively, the Company executed Asset Purchase Agreements to sell substantially all of the assets of Memorial Village and San Jacinto. Also in the first quarter of 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA and TOM MSA. As a result of the sales of Memorial Village and San Jacinto, as well as the termination of the TASC MSA and TOM MSA, the Company no longer has an ownership or management interest in any ambulatory surgery centers and, as such, the Company tested the remaining identifiable intangible assets related to the surgery centers from the IPS Merger at December 31, 2005. Based on the terminations of the TASC MSA and TOM MSA, as well as the sales of Memorial Village and San Jacinto, the Company determined that the management contracts associated with TASC and TOM were impaired and recorded an additional charge for impairment of intangible assets of $1,163,830 for the quarter ended December 31, 2005.

     As a result of the Sutter Settlement, which is described in Note 1. General -- Description of Business -- Integrated Physician Solutions, the Company also recorded an additional $38,440 charge for impairment of intangible assets for the quarter ended December 31, 2005.

     In order to determine whether the goodwill recorded as a result of the IPS Merger was impaired at December 31, 2005, the Company compared the fair value of each ASC's assets to its net carrying value. As each of the ASCs was sold between October 1, 2005 and March 1, 2006, the fair value of each ASC was best determined by the purchase price of the assets. Since TASC and TOM were sold effective October 1, 2005, the balance sheet at September 30, 2005 was used to determine the fair value of its assets. Since the Memorial Village and San Jacinto transactions took place after year-end, the December 31, 2005 balance sheets were used to determine the carrying value of the assets of those entities. The Company determined that the fair value of each ASC was greater than the carrying value in each case and concluded that there was no impairment of goodwill at December 31, 2005. As a result of the sale of all of the entities related to the Company's ambulatory surgery center business, the Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill of $3,489,055 for the quarter ended December 31, 2005. The charge for the write-down of goodwill was included in discontinued operations in 2005.

Note 7.  Earnings per Share

     Basic earnings per share are calculated on the basis of the weighted average number of shares of Class A Common Stock outstanding at the end of the reporting periods. Diluted earnings per share, in addition to the weighted average determined for basic earnings per share, include common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method, conversion of debt and conversion of Class B Common Stock and Class C Common Stock.

                                            For the Three Months Ended March 31,
                                                  2006                2005
                                            ----------------    ----------------

Net income (loss)                                  $819,295         $(1,680,629)
Weighted average number of shares of Class
 A Common Stock outstanding for basic net
 loss per share                                  12,428,042           8,666,531
Dilutive stock options, warrants and                                         (a)
 restricted stock units (1)                       2,510,347
Convertible notes payable (2)                     1,553,200                  (b)
Class B Common Stock (3)                         53,710,445                  (c)
Class C Common Stock (4)                         13,925,383                  (d)
Weighted average number of shares of Class
 A Common Stock outstanding for diluted net
 income (loss) per share                         84,127,418           8,666,531
Net income (loss) per share -- Basic                  $0.07              $(0.19)
Net income (loss) per share -- Diluted                $0.01              $(0.19)

(1) 2,510,347 options, warrants and restricted stock units were outstanding as of March 31, 2006.
(2) $1,300,000 of notes were convertible into Class A Common Stock at March 31, 2006. Of the total, $50,000 was convertible into 242,494 shares of Class A Common Stock based on a conversion price equal to 75% of the average closing price for the 20 trading days immediately prior to March 31, 2006. The remaining $1,250,000 was convertible into 1,310,706 shares of Class A Common Stock at March 31, 2006.
(3) 10,448,470 shares of Class B Common Stock were outstanding at March 31, 2006. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and a nine percent (9%) return on the original purchase price for the Class B Common Stock without compounding, from the date of issuance through the date of conversion. As of March 31, 2006, each share of Class B Common Stock was convertible into 5.140508175 shares of Class A Common Stock.
(4) 1,437,572 shares of Class C Common Stock were outstanding at March 31, 2006. Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below. If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock (the "Anti-Dilution Option"). The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the 2004 Mergers. If all of the Class B Common Stock had been converted at March 31, 2006, the holders of Class C Common Stock would have been eligible to convert 1,308,142 shares of Class C Common Stock into 13,925,383 shares of Class A Common Stock under the anti-dilution provision.

     The following potentially dilutive securities are not included in the March 31, 2005 calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share, because the effect would be anti-dilutive due to the net loss for the quarter:

a) 889,841 options, warrants and restricted stock units were outstanding at March 31, 2005.
b) $1,345,000 of notes were convertible into Class A Common Stock at March 31, 2005. Of the total, $320,000 were convertible at either a conversion price equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date. The remaining $1,025,000 note was convertible into 986,593 shares of Class A Common Stock at March 31, 2005.

c) 11,482,261 shares of Class B Common Stock were outstanding at March 31, 2005. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and a nine percent (9%) return on the original purchase price for the Class B Common Stock without compounding, from the date of issuance through the date of conversion.
d) 1,575,760 shares of Class C Common Stock were outstanding at March 31, 2005. The shares of Class C Common Stock are convertible into shares of Class C Common Stock based on the formula described in (4), above.

Note 8.  Employee Stock-Based Compensation

     At March 31, 2006, the Company had two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. The Company grants options at or above the market price of its common stock at the date of each grant.

     On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company under the Company's 2004 Incentive Plan, as amended. In the third quarter of 2005, stock options totaling 360,000 to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions duplicated at the Company's Houston, Texas and Roswell, Georgia facilities. No options have been granted in 2006.

     On August 31, 2005, the Company granted 650,000 restricted stock units to certain officers of the Company under the Company's 2004 Incentive Plan, as amended. No restricted stock units have been granted in 2006.

     Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share Based Payment," ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimated expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in the Company's financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

     For the three months ended March 31, 2006, the impact of adopting SFAS No. 123(R) on the Company's consolidated condensed statements of operations was an increase in salaries and benefits expense of $48,071, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the first-time recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

     The adoption of SFAS No. 123(R) has no effect on net cash flow. Since the Company is not presently a taxpayer and has provided a valuation allowance against deferred income tax assets net of liabilities, there is also no effect on the Company's consolidated statement of cash flows. Had the Company been a taxpayer, the Company would have recognized cash flow resulting from tax deductions in excess of recognized compensation cost as a financing cash flow.

     The following table illustrates the pro forma net income and earnings per share that would have resulted in the three months ended March 31, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three months ended March 31, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

                                                    Three Months Ended March 31,
                                                         2006           2005
                                                    -------------  -------------
Net income (loss) -- as reported                        $771,224    $(1,680,630)
Add: Stock-based employee compensation included in
 net income (loss)                                        48,071              -
                                                    ----------------------------
Deduct:  Total stock-based employee compensation
 (expense determined under the fair value-based
 method for all awards), net of tax effect               (48,071)       (26,363)
                                                    ----------------------------
Net loss -- pro forma                                   $771,224    $(1,706,993)
                                                    ============================
Net loss per share:
Basic -- as reported                                       $0.07         $(0.19)
Basic -- pro forma                                         $0.07         $(0.20)
Diluted -- as reported                                     $0.01         $(0.19)
Diluted -- pro forma                                       $0.01         $(0.20)

Note 9.  Discontinued Operations

     Bellaire SurgiCare. As of the Closing, the Company's management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component after March 31, 2005.

     The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the three months ended March 31, 2005:


                                            March 31, 2005
                                          ------------------
        Income statement data:
            Net operating revenues                $ 161,679
            Operating expenses                      350,097
                                          ------------------
            Net loss                             $ (188,418)
                                          ------------------

        Balance sheet data:
            Current assets                              $ -
            Other assets                                  -
                                          ------------------
                 Total assets                           $ -
                                          ------------------

            Current liabilities                         $ -
            Other liabilities                             -
                                          ------------------
                 Total liabilities                      $ -
                                          ------------------


     CARDC. On April 1, 2005, IPS entered into the CARDC Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after March 31, 2005.

     The following table contains selected financial statement data related to CARDC as of and for the three months ended March 31, 2005:


                                            March 31, 2005
                                          ------------------
        Income statement data:
            Net operating revenues                $ 848,373
            Operating expenses                      809,673
                                          ------------------
            Net income                             $ 38,700
                                          ------------------

        Balance sheet data:
            Current assets                              $ -
            Other assets                                  -
                                          ------------------
                 Total assets                           $ -
                                          ------------------

            Current liabilities                         $ -
            Other liabilities                             -
                                          ------------------
                 Total liabilities                      $ -
                                          ------------------

     IntegriMED. On June 7, 2005, as described in Note 1. General -- Description of Business -- Integrated Physician Solutions, IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after June 30, 2005.

     The following table contains selected financial statement data related to IntegriMED as of and for the three months ended March 31, 2005:


                                            March 31, 2005
                                          ------------------
        Income statement data:
            Net operating revenues                $ 109,616
            Operating expenses                      506,736
                                          ------------------
            Net loss                             $ (397,120)
                                          ------------------

        Balance sheet data:
            Current assets                        $ 327,889
            Other assets                            159,744
                                          ------------------
                 Total assets                     $ 487,633
                                          ------------------

            Current liabilities                   $ 416,029
            Other liabilities                             -
                                          ------------------
                 Total liabilities                $ 416,029
                                          ------------------

     TASC and TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of October 1, 2005, and are described in greater detail in Note 1. General -- Description of Business -- Ambulatory Surgery Center Business. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. As a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after September 30, 2005.

     The following table contains selected financial statement data related to TASC and TOM as of and for the three months ended March 31, 2005:


                                            March 31, 2005
                                          ------------------
        Income statement data:
            Net operating revenues                $ 796,842
            Operating expenses                      831,387
                                          ------------------
            Net loss                              $ (34,545)
                                          ------------------

        Balance sheet data:
            Current assets                        $ 813,520
            Other assets                          1,482,378
                                          ------------------
                 Total assets                   $ 2,295,898
                                          ------------------

            Current liabilities                   $ 662,796
            Other liabilities                       777,845
                                          ------------------
                 Total liabilities              $ 1,440,641
                                          ------------------

     Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2005. There were no operations for this component in the Company's financial statements after October 31, 2005.

     The following table contains selected financial statement data related to Sutter as of and for the three months ended March 31, 2005:

                                            March 31, 2005
                                          ------------------
        Income statement data:
            Net operating revenues                $ 108,900
            Operating expenses                      105,438
                                          ------------------
            Net income                              $ 3,462
                                          ------------------

        Balance sheet data:
            Current assets                        $ 112,581
            Other assets                             15,511
                                          ------------------
                 Total assets                     $ 128,092
                                          ------------------

            Current liabilities                    $ 11,837
            Other liabilities                             -
                                          ------------------
                 Total liabilities                 $ 11,837
                                          ------------------

     Memorial Village. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. As described in Note 1. General - Description of Business - Ambulatory Surgery Center Business, effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended March 31, 2006 and 2005, respectively.

     The following table contains selected financial statement data related to Memorial Village as of and for the three months ended March 31, 2006 and 2005, respectively:

                                           March 31, 2006  March 31, 2005
                                          ---------------  ---------------
        Income statement data:
            Net operating revenues               $ 17,249       $ 584,176
            Operating expenses                    170,285         690,340
                                          --------------------------------
            Net loss                           $ (153,036)     $ (106,164)
                                          --------------------------------

        Balance sheet data:
            Current assets                            $ -       $ 861,111
            Other assets                                -         767,497
                                          --------------------------------
                 Total assets                         $ -     $ 1,628,608
                                          --------------------------------

            Current liabilities                       $ -       $ 729,567
               Other liabilities                        -         725,884
                                          --------------------------------
                 Total liabilities                    $ -     $ 1,455,451
                                          --------------------------------

     San Jacinto. As described in Note 1. General -- Description of Business -- Ambulatory Surgery Center Business, effective March 1, 2006, the Company executed an Asset Purchase Agreements to sell substantially all of the assets of San Jacinto, which is 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company and is not consolidated in the Company's financial statements. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005.

     Orion. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $60,071 for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, the Company generated management fee revenue of $106,252 and a minority interest loss in Memorial Village of $39,447.

     The following table summarizes the components of income (loss) from operations of discontinued components:

                                           March 31, 2006  March 31, 2005
                                          ---------------  ---------------
        Bellaire SurgiCare
          Net loss                                    $ -      $ (188,418)
          Loss on disposal                              -        (163,049)
        CARDC
          Net income                                    -          38,700
          Gain on disposal                              -         506,625
        IntegriMED
          Net loss                                      -        (397,120)
        TASC and TOM
          Net loss                                      -         (34,545)
        Sutter
          Net income                                    -           3,462
        Memorial Village
          Net loss                               (153,036)       (115,041)
          Gain on disposal                        574,321               -
        San Jacinto
          Gain on disposal                         94,066               -
        Orion
          Net income                               60,071          66,805
                                          --------------------------------
            Total income (loss) from
             operations of discontinued
             components, including net
             gain (loss) on disposal            $ 575,422      $ (282,581)
                                          ================================

Note 10. Long-Term Debt

     Long-term debt is as follows:

                                                                As of
                                                       March 31,    December 31,
                                                         2006          2005
                                                     ------------- -------------
      Promissory note due to sellers of MBS, bearing
       interest at 8%, interest payable monthly or
       on demand, matures December 15, 2007           $ 1,000,000   $ 1,000,000

      Working capital due to sellers of MBS, due on
       demand                                                   -       199,697

      Term loan with a financial institution,
       non-interest bearing, matures November 15,
       2010, net of accretion of $641,467 and
       $614,291, respectively                           3,101,220     3,108,677

      Revolving line of credit with a financial
       institution, bearing interest at 6.5%,
       interest payable monthly or on demand                    -       778,006

      $2,300,000 revolving line of credit, bearing
       interest at prime (7.75% at March 31, 2006)
       plus 6%, interest payable monthly, matures
       December 14, 2006 (1)                            1,162,659     1,703,277

      Convertible notes, bearing interest at 18%,
       interest payable monthly, convertible on
       demand                                              50,000        50,000

      Note payable due to a related party, bearing
       interest at 6%, interest payable monthly, due
       on demand                                                -        13,611

      Insurance financing note payable, bearing
       interest at 5.25%, interest payable monthly        148,701             -

      Convertible promissory notes due to a related
       party, bearing interest at 9%, mature April
       19, 2006                                         1,250,000     1,250,000
                                                     ------------- -------------
      Total long-term debt                              6,712,580     8,103,268
      Less: current portion of long-term debt          (3,626,449)   (4,231,675)
                                                     ------------- -------------
      Long-term debt, net of current portion           $3,086,131    $3,871,593
                                                     ============= =============

     (1) As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. At March 31, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The full amount of the loan as of March 31, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company's ability to continue as a going concern.

     (2) As of March 13, 2006, the Company had retired approximately $778,000 of debt at a discounted price of $112,500.

Note 11.  Litigation

     On January 1, 1999, IPS acquired Children's Advanced Medical Institutes, Inc. ("CAMI") in a merger transaction. On that same date, IPS began providing management services to the Children's Advanced Medical Institutes, P.A. (the "P.A."), an entity owned by the physicians affiliated with CAMI. The parties' rights and obligations were memorialized in a merger agreement, a management services agreement and certain other agreements. On February 7, 2000, the P.A., certain physicians affiliated with the P.A., and the former shareholders of CAMI filed suit against IPS in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-00-CV-0536-L. On May 9, 2001, IPS (which was formerly known as Pediatric Physician Alliance, Inc.) filed suit against the P.A., certain physicians who were members of the P.A., and Patrick Solomon as Escrow Agent of CAMI. The case was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, Civil Action File No. 3-01CV0877-L. In their complaint, the P.A., the former shareholders of CAMI and the physicians seek a claim against IPS for approximately $500,000 (which includes interest and attorneys' fees). IPS asserted a claim against the physicians for over $5,000,000 due to the overpayments and their alleged breach of the agreements. An arbitration hearing was held on the claim filed by the former shareholders of CAMI in January 2004, and the Arbitrator issued an award against IPS. The U.S. District Court confirmed the award in the amount of $548,884 and judgment was entered. IPS has accrued approximately $540,000 for possible losses related to this claim. On June 1, 2005, IPS and the physicians executed a settlement agreement under which $300,000 of the judgment was paid to the physicians with the remaining amount of the judgment being returned to IPS. All claims asserted in the lawsuit and arbitration were dismissed with prejudice.

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

     On July 12, 2005, Orion was named as a defendant in a suit entitled American International Industries, Inc. vs. Orion HealthCorp, Inc., previously known as SurgiCare, Inc., Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., and Brantley Partners IV, L.P. in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. This case involves allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing American International Industries, Inc. ("AII") to convert its SurgiCare Class AA convertible preferred stock ("Class AA Preferred Stock") into shares of Orion Class A Common Stock. AII asserts that the value of its Class A Common Stock of Orion has fallen as a direct result of the alleged material misrepresentations by the Company. AII is seeking actual damages of $3,800,000, punitive damages of $3,800,000, and rescission of the agreement to convert the Class AA Preferred Stock into Class A Common Stock. The Company and the other defendants filed an Answer denying the allegations set forth in the Complaint.

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

Note 12.  Subsequent Events

     On May 9, 2006, Brantley IV and the Company executed the First and Second Note Amendment, which extends the First Note Maturity Date and Second Note Maturity Date to August 15, 2006. (See Note 2. Going Concern).

     In connection with the DCPS/MBS Merger in December 2004, holders of MBS common stock, DCPS limited partnership interests and Dennis Cain Management, LLC ("DCM") limited liability company interests received an aggregate of cash, promissory notes of the Company and shares of the Company's Class C Common Stock. The purchase price was subject to retroactive increase (including issuance of up to 450,000 additional shares of Class A Common Stock) or decrease based on the financial results of the newly formed company and its predecessors in 2004 and 2005. Pursuant to the merger agreement governing the DCPS/MBS Merger (the "DCPS/MBS Merger Agreement"), the adjustment was based on whether DCPS and MBS, on a combined basis, met an earnings before income taxes, depreciation and amortization ("EBITDA") target of $2 million for the fiscal years ended December 31, 2004 and 2005. The Company accrued a liability in the amount of $840,286 as of December 31, 2005 based on this provision of the DCPS/MBS Merger Agreement and adjusted the purchase price accordingly. On April 19, 2006, the Company executed subordinated promissory notes for an aggregate of $840,286. The notes will bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. Additionally, as a result of this purchase price adjustment, the Company issued 285,726 shares of Class A Common Stock to the former equity holders of MBS, DCPS and DCM on May 9, 2006.

                                 Exhibit Index
                                 -------------

Exhibit No.                       Description
-------------                     -----------
Exhibit 10.1    First Amendment to Convertible Subordinated Promissory Notes,
                 dated as of May 9, 2006, by and between Orion HealthCorp, Inc. and Brantley Partners IV, L.P.
Exhibit 10.2    Form of Subordinated Promissory Note, dated as of April 19,
                 2006, by and between DCPS Sellers and MBS Sellers
Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2    Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1    Section 1350 Certification
Exhibit 32.2    Section 1350 Certification