Form 10QSB
period 2006-06-30
ORION HEALTHCORP INC
filed 2006-08-09
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                 Yes |_| No |X|

As of August 9, 2006, 12,788,776 shares of the registrant's Class A Common Stock, par value $0.001, were outstanding, 10,448,470 shares of the registrant's Class B Common Stock, par value $0.001, were outstanding and 1,437,572 shares of the registrant's Class C Common Stock, par value $0.001, were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes |_| No |X|

                             ORION HEALTHCORP, INC.
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended June 30, 2006

                                TABLE OF CONTENTS

Item                                                                       Page
Number                                                                    Number
------                                                                    ------
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements                                                      1

2.   Management's Discussion and Analysis or Plan of Operation                 1

3.   Controls and Procedures                                                  22

                           PART II - OTHER INFORMATION

2.   Unregistered Sales of Equity Securities and Use of Proceeds              23

3.   Defaults Upon Senior Securities                                          23

4.   Submission of Matters to a Vote of Security Holders                      23

6.   Exhibits                                                                 24

     SIGNATURES                                                               25

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

Financial Overview

     As more fully described below, the Company's results of operations for the three months and six months ended June 30, 2006 as compared to the same periods in 2005 reflect several important factors, many relating to the impact of transactions which occurred as part of the Company's strategic plan referred to above.

     o The Company sold substantially all of the assets of Memorial Village and recorded a gain on disposition of discontinued components of $574,321 in the first quarter of 2006;
     o The Company sold substantially all of the assets of San Jacinto and recorded a gain on disposition of discontinued components of $94,066 in the first quarter of 2006; and
     o The Company paid $112,500 in satisfaction of a $778,000 debt and recognized a gain on forgiveness of debt totaling $665,463 in the first quarter of 2006.

Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements is in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. The Company's management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. The Company believes the following critical accounting policies affect the most significant areas involving management's judgments and estimates. In addition, please refer to "Note 1. General" of the Company's unaudited consolidated condensed financial statements included beginning on Page F-7 of this report for further discussion of the Company's accounting policies.

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

     IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and six months ended June 30, 2006 and 2005, respectively.

     Accounts Receivable and Allowance for Doubtful Accounts. MBS records uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, MBS has experienced minimal credit losses and has not written-off any material accounts during the three months and six months ended June 30, 2006 or 2005, respectively.

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

     Investment in Limited Partnerships. At June 30, 2005, the Company owned a 10% general partnership interest in San Jacinto. The investment is accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, the Company sold its interest in San Jacinto. (See "Results of Operations - Discontinued Operations".)

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

     Goodwill and Intangible Assets. Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually. The Company evaluates its goodwill and intangible assets in the fourth quarter of each fiscal year, unless circumstances require testing at other times.

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

     The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). The Company was required to begin to apply SFAS 123(R) for its quarter ending March 31, 2006.

     SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company has adopted the modified prospective transition method beginning in 2006.

Results of Operations

     The IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, were allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity, and, thus, IPS's historical results became those of the combined company. The Company's results for the three months and six months ended June 30, 2006 and 2005 include the results of IPS, MBS and the Company's ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements for the three months and six months ended June 30, 2006 and 2005 and related notes thereto, which are included as a separate section of this report commencing on page F-1.

     Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, the Company's financial results for the three months and six months ended June 30, 2005 have been reclassified to reflect the operations, including its surgery and diagnostic center businesses, which were discontinued in 2005.

     The following table sets forth selected statements of operations data expressed as a percentage of the Company's net operating revenue for the three months and six months ended June 30, 2006 and 2005, respectively. The Company's historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

Orion HealthCorp, Inc.
Consolidated Statements of Operations

                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                2006     2005    2006    2005
                                               -------  ------- ------- -------

Net operating revenues                          100.0%   100.0%  100.0%  100.0%

Total operating expenses                        105.1%   200.6%  105.0%  159.1%
                                               -------  ------- ------- -------

Loss from continuing operations before other
 income (expenses)                               (5.1%) (100.6%)  (5.0%) (59.1%)

      Total other income (expenses), net         (1.8%)   (1.4%)   3.0%   (1.1%)
                                               -------  ------- ------- -------
Loss from continuing operations                  (6.9%) (102.0%)  (2.0%) (60.2%)

Discontinued operations
  Income (loss) from operations of discontinued
   components, including net gain on disposal     0.0%    (7.1%)   4.1%   (5.4%)
                                               -------  ------- ------- -------
Net income (loss)                                (6.9%) (109.1%)   2.1%  (65.6%)
                                               =======  ======= ======= =======

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

     The following table sets forth, for the periods indicated, the consolidated statements of operations of the Company.

                                                         For the Three Months
                                                             Ended June 30,
                                                         2006          2005
                                                     ------------  -------------
                                                      (Unaudited)   (Unaudited)

Net operating revenues                               $ 6,931,714   $  7,651,291

Operating expenses
      Salaries and benefits                            2,773,316      3,156,954
      Physician group distribution                     1,920,041      2,270,672
      Facility rent and related costs                    390,890        430,259
      Depreciation and amortization                      408,930        843,979
      Professional and consulting fees                   361,044        516,079
      Insurance                                          158,121        228,768
      Provision for doubtful accounts                    140,396        298,326
      Other expenses                                   1,134,022      1,240,771
      Charge for impairment of intangible assets and
       goodwill                                                -      6,362,849
                                                     ------------  -------------
  Total operating expenses                             7,286,760     15,348,657
                                                     ------------  -------------
Loss from continuing operations before other income
 (expenses)                                             (355,046)    (7,697,366)
                                                     ------------  -------------
Other income (expenses)
      Interest expense                                  (121,631)       (94,094)
      Other expense, net                                  (4,488)       (16,353)
                                                     ------------  -------------
  Total other income (expenses), net                    (126,119)      (110,447)
                                                     ------------  -------------
Loss from continuing operations                         (481,165)    (7,807,813)

Discontinued operations
  Income (loss) from operations of discontinued
   components                                                968       (539,976)
                                                     ------------  -------------
Net loss                                             $  (480,197)  $ (8,347,789)
                                                     ============  =============

     Net Operating Revenues. Net operating revenues of the Company consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS and other revenue. For the three months ended June 30, 2006, consolidated net operating revenues decreased $719,576, or 9.4%, to $6,931,714, as compared with $7,651,291 for the three months ended June 30, 2005.

     MBS's net operating revenues totaled $2,361,762 for the three months ended June 30, 2006 as compared to net operating revenues totaling $2,653,017 for the same period in 2005, a decrease of $291,255, or 10.9%. The decrease in net operating revenues for MBS was primarily the result of the loss of two customers in August 2005, one of which retired from medical practice and one group which decided to bring their billing in-house, which accounted for approximately $260,000 in net operating revenues in the second quarter of 2005. This decrease was partially offset in the second quarter of 2006 by the addition of two new customers accounting for approximately $58,000 in net operating revenues.

     IPS's net patient service revenue decreased $428,322, or 8.6%, from $4,998,274 for the three months ended June 30, 2005 to $4,569,952 for the three months ended June 30, 2006. The decrease in net patient service revenue for IPS's affiliated medical groups was primarily the result of decreases in patient volume as a consequence of a diminished cold and flu season in the second quarter of 2006 as compared to the same period in 2005. All of IPS's four clinic-based affiliated pediatric groups experienced decreases in patient volume in the second quarter of 2006, with total procedures and office visits for all clinic-based facilities decreasing 7,811 and 6,025, respectively, to 91,303 and 35,068 for the three months ended June 30, 2006.

     Other revenue, which represents revenue from the Company's vaccine program, a group purchasing alliance for vaccines and medical supplies, totaled $17,656 for the second three months of 2005, increasing $83,540, or 473.2%, to $101,196 for the three months ended June 30, 2006. The vaccine program, which had a total of 482 enrolled participants at March 31, 2006, added approximately 8 members during the second quarter of 2006.

Operating Expenses

     Salaries and Benefits. Consolidated salaries and benefits decreased $383,639 to $2,773,316 for the three months ended June 30, 2006, as compared to $3,156,954 for the same period in 2005.

     MBS's salaries and benefits totaled $1,471,325 for the three months ended June 30, 2006 as compared to $1,586,823 for the three months ended June 30, 2005, a decrease of $115,499. This decrease is primarily the result of a reduction in health benefit costs related to the consolidation of MBS's benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.

     Clinical salaries & benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $431,385 for the second three months of 2006, a decrease of $5,173 from the same period in 2005. These expenses represented approximately 9.7% and 8.8% of net operating revenues for the three months ended June 30, 2006 and 2005, respectively. The increase, as a % of net operating revenues, is related to the fixed nature of salaries and benefits needed to maintain minimum staffing levels.

     In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to the staff reductions resulting from this corporate consolidation, salaries and benefits related to corporate staff in Houston, Texas totaled $267,352 for the three months ended June 30, 2005.

     Administrative salaries and benefits, excluding MBS and the former staff of the Company's Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as the Company's corporate staff in Roswell, Georgia. These expenses increased $6,487, or 0.8%, from $831,323 for the three months ended June 30, 2005 to $837,810 for the same period in 2006. These expenses include the adoption of SFAS 123(R), beginning in the first quarter of 2006, which resulted in stock option compensation expense totaling $49,642. The costs associated with the addition of one billing FTE and the promotion of three employees to supervisor at two of IPS's affiliated medical groups as the result of billing office reorganizations were offset by staffing adjustments at the Company's corporate office.

     Physician Group Distribution. Physician group distribution decreased $350,631, or 15.4%, for the three months ended June 30, 2006 to $1,920,041, as compared with $2,270,672 for the three months ended June 30, 2005. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the Company's financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the three months ended June 30, 2006, management fee revenue totaled $316,042 and represented approximately 14.1% of net operating income as compared to management fee revenue totaling $380,566 and representing approximately 14.4% of net operating income for the same period in 2005. Physician group distribution represented 43.0% of net operating revenues in the second quarter of 2006, compared to 45.6% of net operating revenues for the three months ended June 30, 2005. The decrease in physician group distribution for the three months ended June 30, 2006 was directly related to the decrease in net patient service revenue, which was primarily the result of decreased patient volume during the second three months of 2006.

     Facility Rent and Related Costs. Facility rent and related costs decreased $39,370, or 9.2%, from $430,259 for the three months ended June 30, 2005 to $390,890 for the three months ended June 30, 2006.

     MBS's facility rent and related costs totaled $127,442 for the three months ended June 30, 2006 as compared to $122,955 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs for the second three months of 2006.

     Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $248,504 for the three months ended June 30, 2006 compared to $257,679 for the same period in 2005. Rent expense related to the Company's corporate office in Roswell, Georgia was partially offset in the second quarter of 2006 by approximately $27,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

     In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with the Company's former office in Houston, Texas totaled approximately $35,000 for the three months ended June 30, 2005.

     Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $408,930 for the three months ended June 30, 2006, a decrease of $435,048 from the three months ended June 30, 2005.

     For the three months ended June 30, 2006, depreciation expense related to the fixed assets of MBS totaled $17,250 as compared to $20,218 for the same period in 2005. Deprecation expense related to the fixed assets of IPS and Orion totaled $39,946 and $26,466 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense associated with fixed assets related to the Company's former Houston, Texas office, which was closed in August 2005, totaled $11,682 for the three months ended June 30, 2005.

     As part of the DCPS/MBS Merger, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $265,523 for the three months ended June 30, 2006 and 2005, respectively.

     Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $86,211 and $88,392 for the three months ended June 30, 2006 and 2005, respectively. The decrease is directly related to the Mutual Release and Settlement Agreement (the "Sutter Settlement") with John Ivan Sutter, M.D., PA ("Dr. Sutter") to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, which was executed on October 31, 2005, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA.

     As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. As a result of the dispositions related to the Company's surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to the Company's surgery center business, the Company impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the second quarter of 2006. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $431,697 for the three months ended June 30, 2005. (See "Discontinued Operations" for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

     Professional and Consulting Fees. For the three months ended June 30, 2006, professional and consulting fees totaled $361,044, a decrease of $155,036, or 30.0%, from the same period in 2005.

     For the second three months of 2006, MBS recorded professional and consulting expenses totaling $47,621 as compared with $68,776 for the same period in 2005, a decrease of $21,155. This change is primarily the result of a decrease in contract labor used in the second quarter of 2005 as a result of staffing shortages. This contract labor was not utilized in the second quarter of 2006 because MBS's position inventory is fully staffed.

     IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $376,916 for the three months ended June 30, 2005 to $313,423 for the three months ended June 30, 2006. The decrease is primarily the result of reduced legal fees and expenses related to the divestiture of the Company's surgery and diagnostic business in 2005.

     Insurance. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers' liability insurance, decreased from $228,768 for the three months ended June 30, 2005 to $158,121 for the three months ended June 30, 2006. Insurance expense related to the directors and officers' liability policies in the first quarter of 2005 included approximately $40,000 of premiums for run-off policies related to SurgiCare and IPS. The run-off policies were expensed fully in 2005.

     Provision for Doubtful Accounts. The Company's consolidated provision for doubtful accounts, or bad debt expense, decreased $157,930, or 52.9%, for the three months ended June 30, 2006 to $140,396. The entire provision for doubtful accounts for the quarter ended June 30, 2006 related to IPS's affiliated medical groups and accounted for 3.1% of IPS's net operating revenues as compared to 6.0% of IPS's net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 72.6% for the three months ended June 30, 2006, compared to 64.3% for the same period in 2005.

     Other Expenses. Consolidated other expenses totaled $1,134,023 for the three months ended June 30, 2006, a decrease of $106,749 from the same period in 2005. Other expenses include general and administrative expenses such as office supplies, telephone & data communications, printing & postage, transfer agent fees, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS.

     MBS's other expenses totaled $269,923 for the three months ended June 30, 2006 as compared to $323,082 for the three months ended June 30, 2005. Of the total decrease, approximately $43,000 and $2,000 related to decreases in office supplies and postage and courier expenses, respectively, in the second three months of 2006 as compared to the same period in 2005. These expense fluctuations are the direct result of the decrease in net operating revenues in the second quarter of 2006. Additionally, MBS renegotiated its long distance rates in the fall of 2005, which resulted in approximately $27,000 in cost savings in the second three months of 2006 as compared to the same period in 2005.

     For the three months ended June 30, 2006, IPS's direct clinical expenses, other than salaries and benefits, totaled $581,083, an increase of $18,929 over second quarter 2005 direct clinical expenses, which totaled $562,154. Vaccine expenses increased approximately $29,500 in the second three months of 2006 when compared to the same period in 2005. IPS's affiliated medical groups began using two new vaccines in late 2005 -- Menactra and Decavac -- which replaced lower-priced vaccines previously utilized by the medical groups.

     The Company's and IPS's general and administrative expenses totaled $163,956 for the three months ended June 30, 2006, a decrease of $69,243 from the same period in 2005. There were approximately $74,000 of expense decreases related to cost efficiencies and expense reductions as a result of the consolidation of corporate functions into the Company's Roswell, Georgia office in August 2005.

     Charge for Impairment of Intangible Assets. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. Based on the pending sales transaction involving TASC and TOM, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005.

Other Income and Expenses.

     Interest Expense. Consolidated interest expense totaled $121,631 for the three months ended June 30, 2006, an increase of $27,537 from the same period in 2005. Interest expense activity in the second quarter of 2006, including increases from the second three months of 2005, can be explained generally by the following:

     o MBS Notes. On April 19, 2006, the Company executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. This represented the retroactive purchase price increase due to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, required by the merger agreement governing the DCPS/MBS Merger. The notes bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. Interest expense related to these notes totaled approximately $11,429 for the three months ended June 30, 2006.

     o Line of Credit. As part of the restructuring transactions, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the "Loan and Security Agreement"), dated December 15, 2004, by and among the Company, certain of its affiliates and subsidiaries, and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation)("CIT"), borrowing $1.6 million under this facility concurrently with the Closing. (See "Liquidity and Capital Resources" for additional discussion regarding the Loan and Security Agreement.) Interest expense related to this line of credit totaled $51,363 for the three months ended June 30, 2006, compared to $42,768 for the three months ended June 30, 2005. The increase in interest expense on the line of credit facility was a direct result of interest rate increases for the second three months of 2006 as compared to the same period in 2005. In December 2005, the Company received notification from CIT stating that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants. As a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to a default rate of prime rate plus 6% as compared to the stated interest rate of prime rate plus 3% as of the Closing. (See "Part II, Item 3. Defaults Upon Senior Securities" for additional discussion regarding the Company's defaults under the Loan and Security Agreement.) The loan balance for this facility was $998,668 and $1,681,450 at June 30, 2006 and 2005, respectively. Additionally, the average prime rate for the second quarter of 2006 was 7.92% as compared to 5.92% for the same three-month period in 2005.

Discontinued Operations.

     IntegriMED. On June 7, 2005, InPhySys, Inc. (formerly known as IntegriMED, Inc.) ("IntegriMED"), a wholly owned subsidiary of IPS, executed an Asset Purchase Agreement (the "IntegriMED Agreement") with eClinicalWeb, LLC ("eClinicalWeb") to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended June 30, 2005. There were no operations for this component in the Company's financial statements after June 30, 2005.

     The following table contains selected financial statement data related to IntegriMED as of and for the three months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                              $   82,155
                Operating expenses                                     392,931
                                                                    -----------
                Net loss                                            $ (310,776)
                                                                    -----------

            Balance sheet data:
                Current assets                                      $  (24,496)
                Other assets                                                --
                                                                    -----------
                  Total assets                                      $  (24,496)
                                                                    -----------

                Current liabilities                                 $   17,022
                Other liabilities                                           --
                                                                    -----------
                  Total liabilities                                 $   17,022
                                                                    -----------

     TASC and TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. On September 30, 2005, the Company executed purchase agreements to sell its 51% ownership interest in TASC and its 41% ownership interest in TOM to Union Hospital ("Union"). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. ("TASC Anesthesia"), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. The Company no longer has an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. Also as a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended June 30, 2005. There were no operations for this component in the Company's financial statements after September 30, 2005.

     The following table contains selected financial statement data related to TASC and TOM as of and for the three months ended June 30, 2005:

                                                                  June 30, 2005
                                                                  -------------
            Income statement data:
                Net operating revenues                             $   873,959
                Operating expenses                                     799,418
                                                                  -------------
                Net income (loss)                                  $    74,541
                                                                  -------------

            Balance sheet data:
                Current assets                                     $   794,831
                Other assets                                         1,487,732
                                                                  -------------
                  Total assets                                     $ 2,282,563
                                                                  -------------

                Current liabilities                                $   709,779
                Other liabilities                                      907,390
                                                                  -------------
                  Total liabilities                                $ 1,617,169
                                                                  -------------

     Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended June 30, 2005. There were no operations for this component in the Company's financial statements after October 31, 2005.

     The following table contains selected financial statement data related to Sutter as of and for the three months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                              $  107,419
                Operating expenses                                     105,171
                                                                    -----------
                Net income                                          $    2,248
                                                                    -----------

            Balance sheet data:
                Current assets                                      $  113,819
                Other assets                                            15,033
                                                                    -----------
                  Total assets                                      $  128,852
                                                                    -----------

                Current liabilities                                 $    7,839
                Other liabilities                                           --
                                                                    -----------
                  Total liabilities                                 $    7,839
                                                                    -----------

     Memorial Village. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the "Memorial Agreement") for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of the Company. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended June 30, 2005. There were no operations for this component in the Company's financial statements after March 31, 2006.

     The following table contains selected financial statement data related to Memorial Village as of and for the three months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                              $   684,676
                Operating expenses                                      812,407
                                                                    ------------
                Net loss                                            $  (127,731)
                                                                    ------------

            Balance sheet data:
                Current assets                                      $   861,111
                Other assets                                            767,497
                                                                    ------------
                  Total assets                                      $ 1,628,608
                                                                    ------------

                Current liabilities                                 $   729,567
                Other liabilities                                       725,884
                                                                    ------------
                  Total liabilities                                 $ 1,455,451
                                                                    ------------

     Orion. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, Inc. ("Bellaire SurgiCare), TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $968 for the three months ended June 30, 2006. For the three months ended June 30, 2005, the Company generated management fee revenue of $112,155 and net minority interest losses totaling $3,318.

     The following table summarizes the components of income (loss) from operations of discontinued components:

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                    June 30, 2006  June 30, 2005
                                                    -------------  -------------
  CARDC
    Gain on disposal                                          --       (238,333)
  IntegriMED
    Net loss                                                  --       (310,776)
    Loss on disposal                                          --        (47,101)
  TASC and TOM
    Net income                                                --         74,541
  Sutter
    Net income                                                --          2,248
  Memorial Village
    Net loss                                                  --       (127,731)
  Orion
    Net income                                               968        107,176
                                                    ----------------------------
      Total income (loss) from operations of
       discontinued components, including net
       gain (loss) on disposal                      $        968   $   (539,976)
                                                    ============================


Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

     The following table sets forth, for the periods indicated, the consolidated statements of operations of the Company.

                                                      For the Six Months Ended
                                                              June 30,
                                                        2006           2005
                                                   -------------  --------------
                                                    (Unaudited)     (Unaudited)

Net operating revenues                             $ 14,085,728   $  15,281,113

Operating expenses
      Salaries and benefits                           5,535,247       6,205,856
      Physician group distribution                    4,023,346       4,603,758
      Facility rent and related costs                   792,276         858,099
      Depreciation and amortization                     818,828       1,727,201
      Professional and consulting fees                  707,112         931,640
      Insurance                                         339,360         441,272
      Provision for doubtful accounts                   299,146         636,835
      Other expenses                                  2,272,944       2,550,096
      Charge for impairment of intangible assets
       and goodwill                                           -       6,362,849
                                                   -------------  --------------
  Total operating expenses                           14,788,259      24,317,606
                                                   -------------  --------------

Loss from continuing operations before other income
 (expenses)                                            (702,531)     (9,036,493)
                                                   -------------  --------------

Other income (expenses)
      Interest expense                                 (234,144)       (150,391)
      Gain on forgiveness of debt                       665,463               -
      Other expense, net                                (14,151)        (18,977)
                                                   -------------  --------------
  Total other income (expenses), net                    417,168        (169,368)
                                                   -------------  --------------
Minority interest earnings in partnership                     -          (1,660)
                                                   -------------  --------------
Loss from continuing operations                        (285,363)     (9,207,521)

Discontinued operations
  Income (loss) from operations of discontinued
   components                                           576,390        (820,897)
                                                   -------------  --------------
Net income (loss)                                  $    291,027   $ (10,028,418)
                                                   =============  ==============

     Net Operating Revenues. Net operating revenues of the Company consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS and other revenue. For the six months ended June 30, 2006, consolidated net operating revenues decreased $1,195,385, or 7.8%, to $14,085,728, as compared to consolidated net operating revenues of $15,281,113 for the six months ended June 30, 2005.

     MBS's net operating revenues totaled $4,756,052 for the six months ended June 30, 2006 as compared to net operating revenues totaling $5,193,532 for the same period in 2005, a decrease of $437,478, or 8.4%. The decrease in net operating revenues for MBS was primarily the result of the loss of two customers in August 2005, one of which retired from medical practice and one group which decided to bring their billing in-house, which accounted for approximately $486,000 in net operating revenues in the first six months of 2005. This decrease was partially offset in the first half of 2006 by the addition of three new customers accounting for approximately $258,525 in net operating revenues in the first six months of 2006.

     IPS's net patient service revenue decreased $757,906, or 7.5%, from $10,087,581 for the six months ended June 30, 2005 to $9,329,675 for the six months ended June 30, 2006. The decrease in net patient service revenue for IPS's affiliated medical groups was primarily the result of decreases in patient volume as a consequence of a diminished cold and flu season in the first six months of 2006 as compared with the same period in 2005. All of IPS's four clinic-based affiliated pediatric groups experienced decreases in patient volume in the first six months of 2006, with total procedures and office visits for all clinic-based facilities decreasing 13,422 and 9,016, respectively, to 191,124 and 79,894 for the six months ended June 30, 2006.

     Other revenue, which represents revenue from the Company's vaccine program, a group purchasing alliance for vaccines and medical supplies, totaled $41,589 for the first six months of 2005, increasing $139,048, or 334.3%, to $180,637 for the six months ended June 30, 2006. The vaccine program, which had a total of 428 enrolled participants at December 31, 2005, added approximately 62 members during the first six months of 2006.

Operating Expenses

     Salaries and Benefits. Consolidated salaries and benefits decreased $670,609 to $5,535,247 for the six months ended June 30, 2006, as compared to $6,205,856 for the same period in 2005.

     MBS's salaries and benefits totaled $2,922,367 for the six months ended June 30, 2006 as compared to $3,100,956 for the six months ended June 30, 2005, a decrease of $178,588. This decrease is primarily the result of a reduction in health benefit costs related to the consolidation of MBS's benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.

     Clinical salaries & benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $865,670 for the first six months of 2006, an increase of $9,334 over the same period in 2005. There was one additional medical assistant on the payroll of one of IPS's affiliated medical groups in the first six months of 2006 as compared to the staffing levels for the first six months of 2005. These expenses represented approximately 9.5% and 8.5% of net operating revenues for the six months ended June 30, 2006 and 2005, respectively. The increase, as a % of net operating revenues, is related to the fixed nature of salaries and benefits needed to maintain minimum staffing levels.

     In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to the staff reductions resulting from this corporate consolidation, salaries and benefits related to corporate staff in Houston, Texas totaled $565,026 for the six months ended June 30, 2005.

     Administrative salaries and benefits, excluding MBS and the former staff of the Company's Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as the Company's corporate staff in Roswell, Georgia. These expenses increased $67,129, or 4.2%, from $1,605,306 for the six months ended June 30, 2005 to $1,672,435 for the same period in 2006. The additional expense can be attributed primarily to the adoption of SFAS 123(R) in the first quarter of 2006, which resulted in stock option compensation expense totaling approximately $98,000 for the first six months of 2006.

     Physician Group Distribution. Physician group distribution decreased $580,412, or 12.6%, for the six months ended June 30, 2006 to $4,023,346, as compared with $4,603,758 for the six months ended June 30, 2005. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the Company's financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the six months ended June 30, 2006, management fee revenue totaled $660,513 and represented approximately 14.1% of net operating income as compared to management fee revenue totaling $751,853 and representing approximately 14.0% of net operating income for the same period in 2005. Physician group distribution represented 43.1% of net operating revenues in the first six months of 2006, compared to 45.6% of net operating revenues for the six months ended June 30, 2005. The decrease in physician group distribution for the six months ended June 30, 2006 was directly related to the decrease in net patient service revenue, which was primarily the result of decreased patient volume during the first half of 2006.

     Facility Rent and Related Costs. Facility rent and related costs decreased $65,824, or 7.7%, from $858,099 for the six months ended June 30, 2005 to $792,276 for the six months ended June 30, 2006.

     MBS's facility rent and related costs totaled $256,895 for the six months ended June 30, 2006 as compared to $242,777 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs for the first half of 2006.

     Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $507,103 for the six months ended June 30, 2006 compared to $539,406 for the same period in 2005. Rent expense related to the Company's corporate office in Roswell, Georgia decreased for the first half of 2006 due to approximately $54,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

     In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with the Company's former office in Houston, Texas totaled approximately $48,000 for the six months ended June 30, 2005.

     Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $818,828 for the six months ended June 30, 2006, a decrease of $908,373 from the six months ended June 30, 2005.

     For the six months ended June 30, 2006, depreciation expense related to the fixed assets of MBS totaled $34,836 as compared to $41,836 for the same period in 2005. Deprecation expense related to the fixed assets of IPS and Orion totaled $80,523 and $58,816 for the six months ended June 30, 2006 and 2005, respectively. Depreciation expense associated with fixed assets related to the Company's former Houston, Texas office, which was closed in August 2005, totaled $22,768 for the six months ended June 30, 2005.

     As part of the DCPS/MBS Merger, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $531,046 for the six months ended June 30, 2006 and 2005, respectively.

     Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $172,422 and $209,341 for the six months ended June 30, 2006 and 2005, respectively. The decrease is directly related to the Sutter Settlement and the CARDC Settlement.

     As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $863,394 for the six months ended June 30, 2005. As a result of the dispositions related to the Company's surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to the Company's surgery center business, the Company impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the first half of 2006. (See "Discontinued Operations" for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

     Professional and Consulting Fees. For the six months ended June 30, 2006, professional and consulting fees totaled $707,112, a decrease of $224,528, or 24.1%, from the same period in 2005.

     For the first six months of 2006, MBS recorded professional and consulting expenses totaling $88,476 as compared with $142,261 for the first six months of 2005, a decrease of $53,786. This change is primarily the result of a decrease in contract labor used in the first half of 2005 as a result of staffing shortages. This contract labor was not utilized in the first six months of 2006 because MBS's position inventory is fully staffed.

     IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $653,835 for the six months ended June 30, 2005 to $618,636 for the six months ended June 30, 2006. The decrease is primarily the result of reduced legal fees and expenses related to the divestiture of the Company's surgery and diagnostic business in 2005.

     Insurance. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers' liability insurance, decreased from $441,272 for the six months ended June 30, 2005 to $339,360 for the six months ended June 30, 2006. Insurance expense related to the directors and officers' liability policies in the first half of 2005 included approximately $75,000 of premiums for run-off policies related to SurgiCare and IPS. The run-off policies were expensed fully in 2005.

     Provision for Doubtful Accounts. The Company's consolidated provision for doubtful accounts, or bad debt expense, decreased $337,689, or 53.0%, for the six months ended June 30, 2006 to $299,146. The entire provision for doubtful accounts for the six months ended June 30, 2006 related to IPS's affiliated medical groups and accounted for 3.2% of IPS's net operating revenues as compared to 6.3% of IPS's net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 70.6% for the six months ended June 30, 2006, compared to 63.8% for the same period in 2005.

     Other Expenses. Consolidated other expenses totaled $2,272,944 for the six months ended June 30, 2006, a decrease of $277,151 from the same period in 2005. Other expenses include general and administrative expenses such as office supplies, telephone & data communications, printing & postage, transfer agent fees, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS.

     MBS's other expenses totaled $556,621 for the six months ended June 30, 2006 as compared to $662,957 for the six months ended June 30, 2005. Of the total decrease, approximately $90,000 and $19,000 related to decreases in office supplies and postage and courier expenses, respectively, in the first six months of 2006 as compared to the same period in 2005. These expense fluctuations are the direct result of the decrease in net operating revenues in the first half of 2006. Additionally, MBS renegotiated its long distance rates in the fall of 2005, which resulted in approximately $39,000 in cost savings in the first six months of 2006 as compared to the same period in 2005.

     For the six months ended June 30, 2006, IPS's direct clinical expenses, other than salaries and benefits, totaled $1,146,920, an increase of $34,792 over direct clinical expenses in the first half of 2005, which totaled $1,112,128. Vaccine expenses accounted for approximately $43,000 of the total increase in direct clinical expenses in the first six months of 2006. IPS's affiliated medical groups began using two new vaccines in late 2005 -- Menactra and Decavac -- which replaced lower-priced vaccines previously utilized by the medical groups.

     The Company's and IPS's general and administrative expenses totaled $334,778 for the six months ended June 30, 2006, a decrease of $200,472 from the same period in 2005. Of the total decrease, approximately $198,000 relates to cost efficiencies and expense reductions as a result of the consolidation of corporate functions into the Company's Roswell, Georgia office in August 2005.

     Charge for Impairment of Intangible Assets. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. Based on the pending sales transaction involving TASC and TOM, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the six months ended June 30, 2005.

Other Income and Expenses.

     Interest Expense. Consolidated interest expense totaled $234,144 for the six months ended June 30, 2006, an increase of $83,752 from the same period in 2005. Interest expense activity in the first half of 2006, including increases from the first six months of 2005, can be explained generally by the following:

     o Brantley Debt. In March and April 2005, the Company borrowed an aggregate of $1,250,000 from Brantley Partners IV, L.P. ("Brantley IV"). (See "Liquidity and Capital Resources.") Interest expense related to these notes totaled approximately $57,000 for the six months ended June 30, 2006.

     o MBS Notes. On April 19, 2006, the Company executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. This represented the retroactive purchase price increase due to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. The notes bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. Interest expense related to these notes totaled approximately $11,429 for the six months ended June 30, 2006.

     o Line of Credit. As part of the restructuring transactions, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement borrowing $1.6 million under this facility concurrently with the Closing. (See "Liquidity and Capital Resources" for additional discussion regarding the Loan and Security Agreement.) Interest expense related to this line of credit totaled $114,807 for the six months ended June 30, 2006, compared to $97,825 for the six months ended June 30, 2005. The increase in interest expense on the line of credit facility was a direct result of interest rate increases for the first six months of 2006 as compared to the same period in 2005. In December 2005, the Company received notification from CIT stating that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants. As a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to a default rate of prime rate plus 6% as compared to the stated interest rate of prime rate plus 3% as of the Closing. (See "Part II, Item 3. Defaults Upon Senior Securities" for additional discussion regarding the Company's defaults under the Loan and Security Agreement.) The loan balance for this facility was $998,668 and $1,681,450 at June 30, 2006 and 2005,
          respectively. Additionally, the average prime rate for the first half of 2006 was 7.67% as compared to 5.67% for the same six-month period in 2005.

     Gain on Forgiveness of Debt. On August 25, 2003, the Company's lender, DVI, announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. Both IPS and SurgiCare had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, the Company negotiated a discount on the term loans and a buy-out of the revolving lines of credit. As part of that agreement, the Company executed a new loan agreement with U.S. Bank Portfolio Services, as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. In the first quarter of 2006, the Company negotiated an 85% discount on the revolving line of credit, which had a balance of $778,000 at December 31, 2005. As of March 13, 2006, the Company had made aggregate payments in the amount of $112,500 in satisfaction of the $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 for the six months ended June 30, 2006.

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

     The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the six months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                             $    161,679
                Operating expenses                                      350,097
                                                                   -------------
                Net loss                                           $   (188,418)
                                                                   -------------

            Balance sheet data:
                Current assets                                     $         --
                Other assets                                                 --
                                                                   -------------
                  Total assets                                     $         --
                                                                   -------------

                Current liabilities                                $         --
                Other liabilities                                            --
                                                                   -------------
                  Total liabilities                                $         --
                                                                   -------------

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

The following table contains selected financial statement data related to CARDC as of and for the six months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                             $    848,373
                Operating expenses                                      809,673
                                                                   -------------
                Net loss                                           $     38,700
                                                                   -------------

            Balance sheet data:
                Current assets                                     $         --
                Other assets                                                 --
                                                                   -------------
                  Total assets                                     $         --
                                                                   -------------

                Current liabilities                                $         --
                Other liabilities                                            --
                                                                   -------------
                  Total liabilities                                $         --
                                                                   -------------

     IntegriMED. On June 7, 2005, IntegriMED executed the IntegriMED Agreement with eClinicalWeb. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as 'loss from operations of discontinued components' for the six months ended June 30, 2005. There were no operations for this component in the Company's financial statements after June 30, 2005.

     The following table contains selected financial statement data related to IntegriMED as of and for the six months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                             $    191,771
                Operating expenses                                      899,667
                                                                   -------------
                Net loss                                           $   (707,896)
                                                                   -------------

            Balance sheet data:
                Current assets                                     $    (24,496)
                Other assets                                                 --
                                                                   -------------
                  Total assets                                     $    (24,496)
                                                                   -------------

                Current liabilities                                $     17,022
                Other liabilities                                            --
                                                                   -------------
                  Total liabilities                                $     17,022
                                                                   -------------

     TASC and TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. On September 30, 2005, the Company executed purchase agreements to sell its 51% ownership interest in TASC and its 41% ownership interest in TOM to Union. Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. The Company no longer has an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. Also as a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the six months ended June 30, 2005. There were no operations for this component in the Company's financial statements after September 30, 2005.

     The following table contains selected financial statement data related to TASC and TOM as of and for the six months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                             $  1,670,801
                Operating expenses                                    1,630,806
                                                                   -------------
                Net income (loss)                                  $     39,995
                                                                   -------------

            Balance sheet data:
                Current assets                                     $    794,831
                Other assets                                          1,487,732
                                                                   -------------
                  Total assets                                     $  2,282,563
                                                                   -------------

                Current liabilities                                $    709,779
                Other liabilities                                       907,390
                                                                   -------------
                  Total liabilities                                $  1,617,169
                                                                   -------------

     Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the six months ended June 30, 2005. There were no operations for this component in the Company's financial statements after October 31, 2005.

     The following table contains selected financial statement data related to Sutter as of and for the six months ended June 30, 2005:

                                                                   June 30, 2005
                                                                   -------------
            Income statement data:
                Net operating revenues                             $    216,319
                Operating expenses                                      210,609
                                                                   -------------
                Net income                                         $      5,710
                                                                   -------------

            Balance sheet data:
                Current assets                                     $    113,819
                Other assets                                             15,033
                                                                   -------------
                  Total assets                                     $    128,852
                                                                   -------------

                Current liabilities                                $      7,839
                Other liabilities                                            --
                                                                   -------------
                  Total liabilities                                $      7,839
                                                                   -------------
     Memorial Village. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed the Memorial Agreement for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of the Company. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the six months ended June 30, 2006 and 2005, respectively. There were no operations for this component in the Company's financial statements after March 31, 2006.

     The following table contains selected financial statement data related to Memorial Village as of and for the six months ended June 30, 2006 and 2005, respectively:

June 30, 2006 and 2005, respectively:

                                                   June 30, 2006   June 30, 2005
                                                   -------------   -------------
            Income statement data:
                Net operating revenues             $     17,249    $  1,268,852
                Operating expenses                      170,285       1,511,624
                                                   -----------------------------
                Net loss                           $   (153,036)   $   (242,772)
                                                   -----------------------------

            Balance sheet data:
                Current assets                     $         --    $    861,111
                Other assets                                 --         767,497
                                                   -----------------------------
                  Total assets                     $         --    $  1,628,608
                                                   -----------------------------

                Current liabilities                $         --    $    729,567
                Other liabilities                                       725,884
                                                   -----------------------------
                  Total liabilities                $         --    $  1,455,451
                                                   -----------------------------

     San Jacinto. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company, and is not consolidated in the Company's financial statements. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005. There were no operations for this component in the Company's financial statements after March 31, 2006.

     Orion. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $61,039 for the six months ended June 30, 2006. For the six months ended June 30, 2005, the Company generated management fee revenue of $218,407 and net minority interest losses totaling $42,765.

     The following table summarizes the components of income (loss) from operations of discontinued components:

                                                    Six Months      Six Months
                                                       Ended           Ended
                                                   June 30, 2006   June 30, 2005
                                                   -------------   -------------
  Bellaire SurgiCare
    Net loss                                       $         --        (188,418)
    Loss on disposal                                         --        (163,049)
  CARDC
    Net income                                               --          38,700
    Gain on disposal                                         --         268,292
  IntegriMED
    Net loss                                                 --        (707,896)
    Loss on disposal                                         --         (47,101)
  TASC and TOM
    Net loss                                                 --          39,995
  Sutter
    Net income                                               --           5,710
  Memorial Village
    Net loss                                           (153,036)       (242,772)
    Gain on disposal                                    574,321              --
  San Jacinto
    Gain on disposal                                     94,066              --
  Orion
    Net income                                           61,039         175,642
                                                   -----------------------------

       Total income (loss) from operations of
        discontinued components, including net gain
        (loss) on disposal                         $    576,390    $   (820,897)
                                                   =============================

Liquidity and Capital Resources

     Net cash provided by operating activities totaled $57,173 for the three months ended June 30, 2006 as compared to cash used in operating activities of $951,095 for the three months ended June 30, 2005. For the six months ended June 30, 2006, net cash provided by operating activities totaled $575,852 as compared to net cash used in operating activities totaling $1,805,230 for the same period in 2005. The net impact of discontinued operations on net cash provided by operating activities in the first six months of 2006 totaled $230,744.

     For the three months ended June 30, 2006, net cash used by investing activities totaled $11,743 compared to $12,051 in net cash provided by investing activities for the same period in 2005. For the six months ended June 30, 2006, net cash provided by investing activities totaled $417,234 as compared to $32,195 in net cash provided by investing activities in the six months ended June 30, 2005. The net impact of discontinued operations on net cash provided by investing activities totaled $430,244 in the first six months of 2006.

     Net cash used in financing activities totaled $962,970 for the six months ended June 30, 2006 as compared to $1,382,272 in net cash provided by financing activities for the six months ended June 30, 2005. The change in cash uses related to financing activities from 2005 to 2006 can be explained generally by the following:

     o Net repayments on the CIT revolving credit facility totaled $718,221 in the first six months of 2006, including approximately $300,000 in repayments related to discontinued operations;
     o As discussed below, in March and April of 2005, the Company borrowed an aggregate of $1,250,000 from Brantley IV.
     o The Company made aggregate payments in the amount of $112,500 in the first quarter of 2006 in satisfaction of a $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 for the six months ended June 30, 2006; and
     o The Company repaid approximately $200,000 in satisfaction of a working capital note from the sellers of MBS in the first quarter of 2006.

     The Company's unaudited consolidated condensed financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2005, and has used substantial amounts of working capital in its operations. Additionally, as described more fully below, the Company received notification from CIT in December 2005 that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     Pursuant to a Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley IV to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the "Brantley Capital Guaranty" and collectively with the Brantley IV Guaranty, the "Guaranties"), dated as of December 15, 2004, provided by Brantley Capital Corporation ("Brantley Capital") to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, the Company issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of June 30, 2006.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due in a lump sum on April 19, 2006 (the "First Note Maturity Date");
(iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of June 30, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,098,644 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the "First and Second Note Amendment") extending the First Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed a second amendment to the First Note (the "First and Second Note Second Amendment") extending the First Note Maturity Date to October 15, 2006. A copy of the First and Second Note Second Amendment is attached hereto as Exhibit 10.1.

     On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second
Note is due in a lump sum on April 19, 2006 (the "Second Note Maturity Date");
(iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of June 30, 2006, if Brantley IV were to convert the Second Note, the Company would have to issue 239,332 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed the First and Second Note Amendment extending the Second Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed the First and Second Note Second Amendment extending the Second Note Maturity Date to October 15, 2006.

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

     As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months and six months ended June 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of June 30, 2006, the outstanding principal under the revolving credit facility was $998,668. The full amount of the loan as of June 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company's ability to continue as a going concern.

     As of June 30, 2006, the Company's existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company's plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company's strategic plans and redirected financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in "Discontinued Operations," IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. These transactions are described in greater detail under the caption "Discontinued Operations."

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In connection with the DCPS/MBS Merger in December 2004, 75,758 shares of Orion's Class A Common Stock were reserved for issuance at the direction of the sellers of the MBS and DCPS equity. On July 14, 2006, 75,000 shares of Class A Common Stock were issued to certain employees and affiliates of MBS and DCPS.

     There was no placement agent or underwriter for the stock issuances. The Company processed the stock issuances internally. The shares were not sold for cash. The Company did not receive any consideration in connection with the stock issuances. In connection with the issuance of the Class A Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months and six months ended June 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of June 30, 2006, the outstanding principal under the revolving credit facility was $998,668. The full amount of the loan as of June 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company`s ability to continue as a going concern.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on May 12, 2006. At the Annual Meeting, the stockholders voted on and approved each of the following proposals:

Proposal One:     To elect five directors of the Company to serve until the 2007 annual meeting of stockholders or until their respective successors are elected and qualified.

                  The following list indicates the number of votes received by each of the nominees for election to the Company's board of directors in Proposal One:

                                                For         Withheld
                                                ---         --------
                       Terrence L. Bauer      16,714,716     279,074

                       Paul H. Cascio         16,720,737     273,053

                       Michael J. Finn        16,933,439     60,351

                       David Crane            16,933,489     60,301

                       Joseph M. Valley, Jr.  16,948,632     45,158

Proposal Two:     To ratify the the appointment of UHY Mann Frankfort Stein &
                  Lipp CPAs, L.L.P. as the Company's independent public auditors. Proposal Two was approved by holders of 69.7% of the outstanding share of the Company's common stock (including
                  Class A, Class B and Class C Common Stock) entitled to vote at the Annual Meeting. Specifically, a total of 16,949,333 shares were voted in favor of this proposal, 31,014 shares were voted against this proposal, and 13,443 shares abstained from voting on this proposal.

ITEM 6. EXHIBITS

Exhibit No.                           Description
----------------                      -----------
Exhibit 10.1 Second Amendment to Convertible Subordinated Promissory Notes, dated as of August 8, 2006, by and between Orion HealthCorp, Inc. and Brantley Partners IV, L.P.
Exhibit 31.1            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1            Section 1350 Certification
Exhibit 32.2            Section 1350 Certification

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ORION HEALTHCORP, INC.


                                      By: /s/ Terrence L. Bauer
                                         --------------------------------------
Dated: August 9, 2006                    Terrence L. Bauer
                                         President, Chief Executive Officer
                                         and Director
                                         (Duly Authorized Representative)


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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2006.



By:  /s/ Terrence L. Bauer                    By:  /s/ Michael J. Finn
     ---------------------------------------       -----------------------------
     Terrence L.  Bauer                            Michael J. Finn
     President, Chief Executive Officer and        Director
     Director (Principal Executive Officer)



By:  /s/ Paul H. Cascio                       By:  /s/ Joseph M. Valley, Jr.
     ---------------------------------------       -----------------------------
     Paul H. Cascio                                Joseph M. Valley, Jr.
     Director and Non-Executive                    Director
     Chairman of the Board



By:  /s/ David Crane                          By:  /s/ Stephen H. Murdock
     ---------------------------------------       -----------------------------
     David Crane                                   Stephen H. Murdock
     Director                                      Chief Financial Officer
                                                   (Principal Accounting
                                                   and Financial Officer)

                             ORION HEALTHCORP, INC.

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                     Page
                                                                    Number
                                                                  -----------
Consolidated Condensed Balance Sheets as of June 30, 2006
(unaudited) and December 31, 2005                                     F-2

Consolidated Condensed Statements of Operations for the
Three Months Ended June 30, 2006 and 2005 (unaudited)                 F-3

Consolidated Condensed Statements of Operations for the
Six Months Ended June 30, 2006 and 2005 (unaudited)                   F-4

Consolidated Condensed Statements of Cash Flows for the
Three Months Ended June 30, 2006 and 2005 (unaudited)                 F-5

Consolidated Condensed Statements of Cash Flows for the
Six Months Ended June 30, 2006 and 2005 (unaudited)                   F-6

Notes to Unaudited Consolidated Condensed Financial Statements        F-7

 Orion HealthCorp, Inc.
 Consolidated Condensed Balance Sheets

                                                     June 30,     December 31,
                                                       2006         2005
                                                   ------------  ------------
                                                    (Unaudited)
 Current assets
       Cash and cash equivalents                  $    328,923  $    298,807
       Accounts receivable, net                      2,329,863     2,798,304
       Inventory                                       170,385       206,342
       Prepaid expenses and other current assets       619,853       715,671
       Assets held for sale                                  -       975,839
                                                   ------------  ------------
     Total current assets                            3,449,024     4,994,963
                                                   ------------  ------------

 Property and equipment, net                           639,617       741,966
                                                   ------------  ------------

 Other long-term assets
       Intangible assets, excluding goodwill, net    13,094,246    13,797,714
       Goodwill                                       2,490,695     2,490,695
       Other assets, net                                 64,043        92,432
                                                   ------------  ------------
     Total other long-term assets                   15,648,984    16,380,841
                                                   ------------  ------------
       Total assets                               $ 19,737,625  $ 22,117,770
                                                   ============  ============

 Current liabilities
       Accounts payable and accrued expenses      $  5,395,519  $  6,738,278
       Other current liabilities                             -        25,000
       Current portion of capital lease
        obligations                                     92,129        92,334
       Current portion of long-term debt             3,439,897     4,231,674
       Liabilities held for sale                             -       452,027
                                                   ------------  ------------
     Total current liabilities                       8,927,545    11,539,313
                                                   ------------  ------------

 Long-term liabilities
       Capital lease obligations, net of
        current portion                                168,105       213,600
       Long-term debt, net of current portion        3,794,972     3,871,593
       Minority interest in partnership                      -        35,000
                                                   ------------  ------------
     Total long-term liabilities                     3,963,077     4,120,193
                                                   ------------  ------------

 Commitments and contingencies                               -             -

 Stockholders' equity
       Preferred stock, par value $0.001;
        20,000,000 shares authorized; no
        shares issued and outstanding                        -             -
       Common Stock, Class A, par value
        $0.001; 70,000,000 shares
        authorized, 12,713,776 and
        12,428,042 shares issued and
        outstanding at June 30, 2006 and
        December 31, 2005, respectively                 12,713        12,428
       Common Stock, Class B, par value
        $0.001; 25,000,000 shares
        authorized, 10,448,470 shares
        issued and outstanding at June 30,
        2006 and December 31, 2005,
        respectively                                    10,448        10,448
       Common Stock, Class C, par value
        $0.001; 2,000,000 shares
        authorized, 1,437,572 shares issued
        and outstanding at June 30, 2006
        and December 31, 2005, respectively              1,438         1,438
       Additional paid-in capital                   57,025,443    56,928,016
       Accumulated deficit                         (50,164,721)  (50,455,748)
       Treasury stock - at cost; 9,140 shares          (38,318)      (38,318)
                                                   ------------  ------------
     Total stockholders' equity                      6,847,003     6,458,264
                                                   ------------  ------------
       Total liabilities and stockholders'
        equity                                    $ 19,737,625  $ 22,117,770
                                                   ============  ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

 Orion HealthCorp, Inc.
 Consolidated Condensed Statements of Operations


                                                     For the Three Months
                                                        Ended June 30,
                                                       2006         2005
                                                    -----------  -----------
                                                    (Unaudited)  (Unaudited)

 Net operating revenues                            $ 6,931,714  $ 7,651,291

 Operating expenses
     Salaries and benefits                           2,773,316    3,156,954
     Physician group distribution                    1,920,041    2,270,672
     Facility rent and related costs                   390,890      430,259
     Depreciation and amortization                     408,930      843,979
     Professional and consulting fees                  361,044      516,079
     Insurance                                         158,121      228,768
     Provision for doubtful accounts                   140,396      298,326
     Other expenses                                  1,134,022    1,240,771
     Charge for impairment of intangible
      assets and goodwill                                    -    6,362,849
                                                    -----------  -----------
    Total operating expenses                         7,286,760   15,348,657
                                                    -----------  -----------

 Loss from continuing operations before other
  income (expenses)                                   (355,046)  (7,697,366)
                                                    -----------  -----------

 Other income (expenses)
     Interest expense                                 (121,631)     (94,094)
     Other expense, net                                 (4,488)     (16,353)
                                                    -----------  -----------
    Total other income (expenses), net                (126,119)    (110,447)
                                                    -----------  -----------

 Loss from continuing operations                      (481,165)  (7,807,813)

 Discontinued operations
    Income (loss) from operations of
     discontinued components, including net
     loss on disposal of $285,434 for the
     three months ended June 30, 2005                      968     (539,976)
                                                    -----------  -----------

 Net loss                                          $  (480,197) $(8,347,789)
                                                    ===========  ===========

 Weighted average common shares outstanding
-------------------------------------------

    Basic                                           12,591,319    9,246,425

    Diluted                                         12,591,319    9,246,425

 Income (loss) per share
------------------------

    Basic

     Net loss per share from
      continuing operations                        $     (0.04) $     (0.84)

     Net loss per share from
      discontinued operations                                -        (0.06)
                                                    -----------  -----------

     Net loss per share                            $     (0.04) $     (0.90)
                                                    ===========  ===========

    Diluted

     Net loss per share from
      continuing operations                        $     (0.04) $     (0.84)

     Net loss per share from
      discontinued operations                                -        (0.06)
                                                    -----------  -----------

     Net loss per share                            $     (0.04) $     (0.90)
                                                    ===========  ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations


                                                    For the Six Months Ended
                                                           June 30,
                                                      2006          2005
                                                    -----------  ------------
                                                    (Unaudited)  (Unaudited)

 Net operating revenues                            $14,085,728  $ 15,281,113

 Operating expenses
     Salaries and benefits                           5,535,247     6,205,856
     Physician group distribution                    4,023,346     4,603,758
     Facility rent and related costs                   792,276       858,099
     Depreciation and amortization                     818,828     1,727,201
     Professional and consulting fees                  707,112       931,640
     Insurance                                         339,360       441,272
     Provision for doubtful accounts                   299,146       636,835
     Other expenses                                  2,272,944     2,550,096
     Charge for impairment of intangible
      assets and goodwill                                    -     6,362,849
                                                    -----------  ------------
    Total operating expenses                        14,788,259    24,317,606
                                                    -----------  ------------

 Loss from continuing operations before
  other income (expenses)                             (702,531)   (9,036,493)
                                                    -----------  ------------

 Other income (expenses)
     Interest expense                                 (234,144)     (150,391)
     Gain on forgiveness of debt                       665,463             -
     Other expense, net                                (14,151)      (18,977)
                                                    -----------  ------------
    Total other income (expenses), net                 417,168      (169,368)
                                                    -----------  ------------

 Minority interest earnings in partnership                   -        (1,660)
                                                    -----------  ------------

 Loss from continuing operations                      (285,363)   (9,207,521)

 Discontinued operations
    Income (loss) from operations of
     discontinued components, including net
     gain on disposal of $668,387and $58,142
     for the six months ended June 30, 2006
     and 2005, respectively                            576,390      (820,897)
                                                    -----------  ------------

 Net income (loss)                                 $   291,027  $(10,028,418)
                                                    ===========  ============

 Weighted average common shares outstanding
-------------------------------------------

    Basic                                           12,510,131     8,958,080

    Diluted                                         89,319,164     8,958,080

 Income (loss) per share
------------------------

    Basic

     Net loss per share from
      continuing operations                        $     (0.02) $      (1.03)

     Net income (loss) per share from
      discontinued operations                             0.05         (0.09)
                                                    -----------  ------------

     Net income (loss) per share                   $      0.03  $      (1.12)
                                                    ===========  ============

    Diluted

     Net loss per share from
      continuing operations                        $     (0.00) $      (1.03)

     Net income (loss) per share from
      discontinued operations                             0.01         (0.09)
                                                    -----------  ------------

     Net income (loss) per share                   $      0.01  $      (1.12)
                                                    ===========  ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                      For the Three Months
                                                         Ended June 30,
                                                        2006        2005
                                                    -------------------------
                                                                  "Revised"
Operating activities
  Net loss                                           $(480,197)  $(8,347,789)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Charge for impairment of intangible assets               -     6,362,849
    Provision for doubtful accounts                    140,396       298,326
    Depreciation and amortization                      408,930       843,979
    Stock option compensation expense                   49,641             -
    Conversion of notes payable to common stock              -        31,855
    Impact of discontinued operations                        -       465,977
    Changes in operating assets and liabilities:
       Accounts receivable                              27,450      (307,923)
       Inventory                                        27,553       (23,766)
       Prepaid expenses and other assets               (89,095)      174,287
       Other assets                                     12,339       (14,706)
       Accounts payable and accrued expenses           (39,844)     (479,198)
       Deferred revenues and other liabilities               -        45,014
                                                    -------------------------
Net cash provided by (used in) operating activities     57,173      (951,095)
                                                    -------------------------

Investing activities
  Sale (purchase) of property and equipment            (11,743)       12,051
                                                    -------------------------
Net cash provided by (used in) investing activities    (11,743)       12,051
                                                    -------------------------

Financing activities
  Net repayments of capital lease
   obligations                                         (22,010)      (76,073)
  Net borrowings (repayments) on line of credit       (163,991)      595,786
  Net repayments of notes payable                       (5,495)            -
  Net borrowings (repayments) of other obligations     (22,561)      118,066
                                                    -------------------------
Net cash provided by (used in) financing activities   (214,057)      637,779
                                                    -------------------------

Net decrease in cash and cash equivalents             (168,627)     (301,265)

Cash and cash equivalents, beginning of quarter        497,550       612,348
                                                    -------------------------
Cash and cash equivalents, end of quarter            $ 328,923   $   311,083
                                                    =========================

Supplemental cash flow information
  Cash paid during the quarter for
    Income taxes                                     $       - $         -
    Interest                                         $  93,194 $    62,882

Beginning in the fourth quarter of 2005, the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                       For the Six Months
                                                          Ended June 30,
                                                        2006         2005
                                                    -------------------------
                                                                 "Revised"
Operating activities
  Net income (loss)                                  $ 291,027  $(10,028,418)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Charge for impairment of intangible assets                -     6,362,849
   Minority interest in earnings of partnerships             -         1,660
   Provision for doubtful accounts                     299,146       636,835
   Depreciation and amortization                       818,828     1,727,201
   Gain on forgiveness of debt                        (665,463)            -
   Stock option compensation expense                    97,712             -
   Conversion of notes payable to common stock               -        57,886
   Impact of discontinued operations                   230,744       272,210
   Changes in operating assets and liabilities:
      Accounts receivable                              169,295      (897,899)
      Inventory                                         35,957       (25,238)
      Prepaid expenses and other assets                (85,912)      (82,691)
      Other assets                                      12,942        (8,594)
      Accounts payable and accrued expenses           (628,424)      149,951
      Deferred revenues and other liabilities                -        29,018
                                                    -------------------------
Net cash provided by (used in) operating  activities   575,852    (1,805,230)
                                                    -------------------------

Investing activities
  Sale (purchase) of property and equipment            (13,010)       32,195
  Impact of discontinued operations                    430,244             -
                                                    -------------------------
Net cash provided by investing activities              417,234        32,195
                                                    -------------------------

Financing activities
  Net repayments of capital lease
   obligations                                         (45,700)     (125,650)
  Net borrowings (repayments) on line of credit       (418,221)      364,514
  Net borrowings of notes payable                            -     1,402,460
  Net repayments of notes payable                     (325,189)            -
  Net borrowings (repayments) of other obligations     126,140      (259,052)
  Impact of discontinued operations                   (300,000)            -
                                                    -------------------------
Net cash provided by (used in) financing activities   (962,970)    1,382,272
                                                    -------------------------

Net increase (decrease) in cash and cash equivalents    30,116      (390,763)

Cash and cash equivalents, beginning of period         298,807       701,846
                                                    -------------------------
Cash and cash equivalents, end of period             $ 328,923  $    311,083
                                                    =========================

Supplemental cash flow information
  Cash paid during the period for
   Income taxes                                      $       -  $          -
   Interest                                          $ 177,581  $    119,179


Beginning in the fourth quarter of 2005, the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Orion HealthCorp, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2006 and 2005

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

     The unaudited consolidated condensed financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Orion's results for the three months and six months ended June 30, 2006 and 2005 include the results of IPS, MBS and the Company's ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

     These financial statements have been prepared in accordance with GAAP for interim financial reporting and in accordance with the instructions to Form 10-QSB and Item 310-(b) of Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations and cash flows of the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes therein included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

     As of June 30, 2006, IPS managed nine practice sites, representing five medical groups in Illinois and Ohio. IPS provides human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services to these medical groups. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

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

Ambulatory Surgery Center Business

     As of June 30, 2006, the Company no longer has ownership or management interests in surgery and diagnostic centers.

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

     On January 12, 2006, the Company was notified by Union that it was exercising its option to terminate the TOM MSA as of March 12, 2006. Management fee revenue related to TOM was $0 and $11,728 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, management fee revenue related to TOM was $7,217 and $17,351, respectively.

     On February 3, 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA as of April 3, 2006. Management fee revenue related to TASC was $968 and $26,014 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, management fee revenue related to TASC was $22,525 and $52,038, respectively.

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

Note 2.  Going Concern

     The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2005, and has used substantial amounts of working capital in its operations. Additionally, as described more fully below, the Company received notification from CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) ("CIT") in December 2005 that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     Pursuant to a Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley Partners IV, L.P. ("Brantley IV") to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the "Brantley Capital Guaranty" and collectively with the Brantley IV Guaranty, the "Guaranties"), dated as of December 15, 2004, provided by Brantley Capital Corporation ("Brantley Capital") to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of June 30, 2006.

     On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due in a lump sum on April 19, 2006 (the "First Note Maturity Date");
(iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of June 30, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,098,644 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the "First and Second Note Amendment") extending the First Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed a second amendment to the First Note (the "First and Second Note Second Amendment") extending the First Note Maturity Date to October 15, 2006.

     On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second
Note is due in a lump sum on April 19, 2006 (the "Second Note Maturity Date");
(iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of June 30, 2006, if Brantley IV were to convert the Second Note, the Company would have to issue 239,332 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed the First and Second Note Amendment extending the Second Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed the First and Second Note Second Amendment extending the Second Note Maturity Date to October 15, 2006.

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

     As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months and six months ended June 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of June 30, 2006, the outstanding principal under the revolving credit facility was $998,668. The full amount of the loan as of June 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company`s ability to continue as a going concern.

     As of June 30, 2006, the Company's existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company's plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company's strategic plans and redirected financial resources and Company personnel to areas that management believes enhance long-term growth potential. On June 7, 2005, as described in Note 1. General - Description of Business - Integrated Physician Solutions, IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. (See Note 1. General - Description of Business - Ambulatory Surgery Center Business).

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

     As of June 30, 2006, the Company no longer has ownership or management interests in surgery and diagnostic centers. Orion's principal source of revenues from its surgery center business was a surgical facility fee charged to patients for surgical procedures performed in its ASCs and for diagnostic services performed at TOM. Orion depended upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of its patients. Patients were responsible for the co-payments and deductibles when applicable. The fees varied depending on the procedure, but usually included all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees did not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which were billed directly to third-party payers by such physicians. In addition to the facility fee revenues, Orion also earned management fees from its operating facilities and development fees from centers that it developed. ASCs, such as those in which Orion owned an interest prior to June 30, 2006, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Medicare program currently pays ASCs and physicians in accordance with fee schedules, which are prospectively determined. In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include standard indemnity insurance programs as well as managed care structures such as preferred provider organizations, health maintenance organizations and other similar structures.

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

Note 5.  Segment Reporting

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has two reportable segments - IPS and MBS. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. The Company's reportable segments consist of:
(i) IPS, which includes the pediatric medical groups that provide patient care operating under the MSA; and (ii) MBS, which provides practice management, billing and collections, managed care consulting and coding and reimbursement services to hospital-based physicians and clinics. Management chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and the Health Insurance Portability and Accountability Act of 1996.

     The following table summarizes key financial information, by reportable segment, as of and for the three months and six months ended June 30, 2006 and 2005, respectively:

                       For the Three Months Ended                 For the Six Months Ended
                             June 30, 2006                             June 30, 2006
                  ------------------------------------- -----------------------------------------------
                    IPS          MBS         Total         IPS            MBS              Total
                  ----------- ------------ ------------ ------------ ------------------ ---------------
    Net operating
     revenues     $4,468,756  $ 2,361,762  $ 6,830,518  $ 9,149,031        $ 4,756,052     $13,905,083
    Income from
     continuing
     operations      229,831      149,321      379,152      488,092            338,890         826,982
     Depreciation
      and
      amortization   107,883      282,773      390,656      216,488            565,883         782,371
    Total assets   8,220,192   10,043,365   18,263,557    8,220,192         10,043,365      18,263,557


                       For the Three Months Ended                 For the Six Months Ended
                             June 30, 2005                             June 30, 2005
                  ------------------------------------- -----------------------------------------------
                    IPS          MBS         Total         IPS            MBS              Total
                  ----------- ------------ ------------ ------------ ------------------ ---------------
    Net operating
     revenues     $4,980,618  $ 2,653,017  $ 7,633,635  $10,045,992        $ 5,193,532     $15,239,524
    Income from
     continuing
     operations      292,174      262,225      554,399      542,512            462,898       1,005,410
    Depreciation
     and
     amortization    103,789      285,742      389,531      245,010            572,882         817,892
    Total assets   9,799,965   10,474,085   20,274,050    9,799,965         10,474,085      20,274,050


     The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion's consolidated balance sheets and statements of operations as of and for the three months and six months ended June 30, 2006 and 2005, respectively:

                                       Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                         2006        2005         2006         2005
                                     ----------- ------------ ------------ ------------
Net operating revenues:
    Total net operating revenues for
     reportable segments             $6,830,518  $ 7,633,635  $13,905,083  $15,239,524
    Corporate revenue                   101,196       17,656      180,644       41,589
                                     ----------- ------------ ------------ ------------
       Total consolidated net
        operating revenues           $6,931,714  $ 7,651,291  $14,085,727  $15,281,113
                                     =========== ============ ============ ============

Loss from continuing operations:
    Total income from continuing
     operations for reportable
     segments                        $  379,152  $   554,399  $   826,982  $ 1,005,410
    Charge for impairment of
     intangible assets                        -   (6,362,849)           -   (6,362,849)
    Extraordinary gain                        -            -      665,463            -
    Corporate overhead                 (860,317)  (1,999,363)  (1,777,808)  (3,850,082)
                                     ----------- ------------ ------------ ------------
       Total consolidated loss from
        continuing operations        $ (481,165) $(7,807,813) $  (285,363) $(9,207,521)
                                     =========== ============ ============ ============

Depreciation and amortization
 (including charge for impairment
 of intangible assets):
    Total depreciation and
     amortization for reportable
     segments                        $  390,656  $   389,531  $   782,371  $   817,892
    Charge for impairment of
     intangible assets                        -    6,362,849            -    6,362,849
    Corporate depreciation and
     amortization                        18,274      454,448       36,457      909,309
                                     ----------- ------------ ------------ ------------
       Total consolidated
        depreciation and
        amortization (including
        charge for impairment of
        intangible assets)           $  408,930  $ 7,206,828  $   818,828  $ 8,090,050
                                     =========== ============ ============ ============

Total assets:
    Total assets for reportable
     segments                        $18,263,557 $20,274,050  $18,263,557  $20,274,050
    Corporate assets                   1,474,068     785,171    1,474,068      785,171
    Assets held for sale or related
     to discontinued operations(1)             -  13,253,261            -   13,253,261
                                     ----------- ------------ ------------ ------------
       Total consolidated assets     $19,737,625 $34,312,482  $19,737,625  $34,312,482
                                     =========== ============ ============ ============

(1) The balance at June 30, 2005 includes $9,179,336 of intangible assets and goodwill that were impaired in 2005.

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

     As a result of the CARDC Settlement described in Note 1. General - Description of Business - Integrated Physician Solutions, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

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

     As described in Note 1. General - Description of Business - Ambulatory Surgery Center Business, effective January 31, 2006 and March 1, 2006, respectively, the Company executed Asset Purchase Agreements to sell substantially all of the assets of Memorial Village and San Jacinto. Also in the first quarter of 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA and TOM MSA. As a result of the sales of Memorial Village and San Jacinto, as well as the termination of the TASC MSA and TOM MSA, the Company no longer has an ownership or management interest in any ambulatory surgery centers and, as such, the Company tested the remaining identifiable intangible assets related to the surgery centers from the IPS Merger at December 31, 2005. Based on the terminations of the TASC MSA and TOM MSA, as well as the sales of Memorial Village and San Jacinto, the Company determined that the management contracts associated with TASC and TOM were impaired and recorded an additional charge for impairment of intangible assets of $1,163,830 for the quarter ended December 31, 2005.

     As a result of the Sutter Settlement, which is described in Note 1. General
- Description of Business - Integrated Physician Solutions, the Company also recorded an additional $38,440 charge for impairment of intangible assets for the quarter ended December 31, 2005.

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

                                                                    For the Three Months            For the Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                                   2006              2005             2006          2005
                                                              ----------------  ----------------  ------------- -------------
Net income (loss)                                             $      (480,197)  $    (8,347,789)  $    291,027  $(10,028,418)
Weighted average number of shares of Class A Common Stock
outstanding for basic net income (loss) per share                  12,591,319         9,246,425     12,510,131     8,958,080
Dilutive stock options, warrants and
restricted stock units (1)                                                 (5)               (a)     2,612,347            (a)
Convertible notes payable (2)                                              (5)               (b)     1,687,200            (b)
Class B Common Stock (3)                                                   (5)               (c)    57,623,732            (c)
Class C Common Stock (4)                                                   (5)               (d)    14,885,754            (d)
Weighted average number of shares of Class A Common Stock
outstanding for diluted net loss per share                         12,591,319         9,246,425     89,319,164     8,958,080
Net income (loss) per share - Basic                           $         (0.04)  $         (0.90)  $       0.03  $      (1.12)
Net income (loss) per share - Diluted                         $         (0.04)  $         (0.90)  $       0.01  $      (1.12)


          (1) 2,612,347 options, warrants and restricted stock units were outstanding as of June 30, 2006.
          (2) $1,300,000 of notes were convertible into Class A Common Stock at June 30, 2006. Of the total, $50,000 was convertible into 349,224 shares of Class A Common Stock based on a conversion price equal to 75% of the average closing price for the 20 trading days immediately prior to June 30, 2006. The remaining $1,250,000 was convertible into 1,337,976 shares of Class A Common Stock at June 30, 2006.
          (3) 10,448,470 shares of Class B Common Stock were outstanding at June 30, 2006. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and a nine percent (9%) return on the original purchase price for the Class B Common Stock without compounding, from the date of issuance through the date of conversion. As of June 30, 2006, each share of Class B Common Stock was convertible into 5.515040151157 shares of Class A Common Stock.

          (4) 1,437,572 shares of Class C Common Stock were outstanding at June 30, 2006. Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below. If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock (the "Anti-Dilution Option"). The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by
               (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the 2004 Mergers. If all of the Class B Common Stock had been converted at June 30, 2006, the holders of Class C Common Stock would have been eligible to convert 1,308,142 shares of Class C Common Stock into 14,885,754 shares of Class A Common Stock under the anti-dilution provision.
          (5) The potentially dilutive securities listed in (1) - (4), above, are not included in the calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share for the three months ended June 30, 2006, because the effect would be anti-dilutive due to the net loss for the quarter:

     The following potentially dilutive securities are not included in the calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share for the three months and six months ended June 30, 2005, because the effect would be anti-dilutive due to the net loss for the periods:

          a)   1,860,347 options and warrants were outstanding at June 30, 2005.
          b) $1,300,000 of notes were convertible into Class A Common Stock at June 30, 2005. Of the total, $50,000 were convertible at a conversion price equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date. The remaining $1,250,000 was convertible into 1,228,598 shares of Class A Common Stock at June 30, 2005.
          c) 10,685,381 shares of Class B Common Stock were outstanding at June 30, 2005. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and a nine percent (9%) return on the original purchase price for the Class B Common Stock without compounding, from the date of issuance through the date of conversion.
          d) 1,555,137 shares of Class C Common Stock were outstanding at June 30, 2005. The shares of Class C Common Stock are convertible into shares of Class C Common Stock based on the formula described in
               (4), above.

Note 8.  Employee Stock-Based Compensation

     At June 30, 2006, the Company had two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. The Company grants options at or above the market price of its common stock at the date of each grant.

     On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company under the Company's 2004 Incentive Plan, as amended. In the third quarter of 2005, stock options totaling 360,000 to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions duplicated at the Company's Houston, Texas and Roswell, Georgia facilities. On May 12, 2006, the Company granted 102,000 stock options to certain employees and directors of the Company under the Company's 2004 Incentive Plan, as amended.

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

     For the three months and six months ended June 30, 2006, the impact of adopting SFAS No. 123(R) on the Company's consolidated condensed statements of operations was an increase in salaries and benefits expense of $49,642 and $97,713, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

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

     The following table illustrates the pro forma net income and earnings per share that would have resulted in the three months and six months ended June 30, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three months and six months ended June 30, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).


                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                             2006             2005              2006           2005
                                                             ----             ----              ----           ----
       Net income (loss) - as reported                   $ (480,197)    $ (8,347,789)       $ 291,027      $ (10,028,418)
       Add:  Stock-based employee compensation
       included in net income (loss)                         49,642               --           97,713                 --
       Deduct:  Total stock-based employee
       compensation (expense determined under the
       fair value-based method for all awards), net
       of tax effect                                        (49,642)         (42,775)         (97,713)            (69,137)
                                                       ---------------------------------------------------------------------
       Net loss - pro forma                              $ (480,197)    $ (8,390,564)       $ 291,027       $ (10,097,555)
                                                       =====================================================================
       Net loss per share:
       Basic - as reported                               $    (0.04)    $      (0.90)       $    0.03        $      (1.12)
       Basic - pro forma                                 $    (0.04)    $      (0.91)       $    0.03        $      (1.13)
       Diluted - as reported                             $    (0.04)    $      (0.90)       $    0.01        $      (1.12)
       Diluted - pro forma                               $    (0.04)    $      (0.91)       $    0.00        $      (1.13)

Note 9.  Discontinued Operations

     Bellaire SurgiCare. As of the Closing, the Company's management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months and six months ended June 30, 2005. There were no operations for this component after March 31, 2005.


     The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the three months and six months ended June 30, 2005:


                                  Three Months Ended     Six Months Ended
                                    June 30, 2005         June 30, 2005
                                    -------------         -------------
 Income statement data:
          Net operating revenues  $          --        $       161,679
          Operating expenses                 --                350,097
                                  --------------------------------------
          Net loss                $          --        $      (188,418)
                                  --------------------------------------

 Balance sheet data:
          Current assets          $          --        $            --
          Other assets                       --                     --
                                  --------------------------------------
             Total assets         $          --        $            --
                                  --------------------------------------

          Current liabilities     $          --        $            --
          Other liabilities                  --                     --
                                  --------------------------------------
             Total liabilities    $          --        $            --
                                  --------------------------------------

     CARDC. On April 1, 2005, IPS entered into the CARDC Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months and six months ended June 30, 2005. There were no operations for this component in the Company's financial statements after March 31, 2005.


     The following table contains selected financial statement data related to CARDC as of and for the three months and six months ended June 30, 2005:

                                       Three Months Ended     Six Months Ended
                                         June 30, 2005          June 30, 2005
                                         -------------          -------------
Income statement data:
         Net operating revenues             $ --                  $ 848,373
         Operating expenses                   --                    809,673
                                   ---------------------------------------------
         Net loss                           $ --                  $  38,700
                                   ---------------------------------------------

Balance sheet data:
         Current assets                     $ --                  $      --
         Other assets                         --                         --
                                   ---------------------------------------------
            Total assets                    $ --                  $      --
                                   ---------------------------------------------

         Current liabilities                $ --                  $      --
         Other liabilities                    --                         --
                                   ---------------------------------------------
            Total liabilities               $ --                  $      --
                                   ---------------------------------------------


     IntegriMED. On June 7, 2005, as described in Note 1. General - Description of Business - Integrated Physician Solutions, IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months and six months ended June 30, 2005. There were no operations for this component in the Company's financial statements after June 30, 2005.

     The following table contains selected financial statement data related to IntegriMED as of and for the three months and six months ended June 30, 2005:


                                     Three Months Ended      Six Months Ended
                                       June 30, 2005          June  30, 2005
                                       -------------          --------------
Income statement data:
         Net operating revenues             $    82,155            $   191,771
         Operating expenses                     392,931                899,667
                                    --------------------------------------------
         Net loss                           $  (310,776)           $  (707,896)
                                    --------------------------------------------

Balance sheet data:
         Current assets                     $   (24,496)           $   (24,496)
         Other assets                                --                     --
                                    --------------------------------------------

            Total assets                    $   (24,496)           $   (24,496)
                                    --------------------------------------------


         Current liabilities                $    17,022            $    17,022
         Other liabilities                           --                     --
                                    --------------------------------------------

            Total liabilities               $    17,022            $    17,022
                                    --------------------------------------------


     TASC and TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of October 1, 2005, and are described in greater detail in Note 1. General - Description of Business - Ambulatory Surgery Center Business. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $6,362,849 for the three months ended June 30, 2005. As a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months and six months ended June 30, 2005. There were no operations for this component in the Company's financial statements after September 30, 2005.

     The following table contains selected financial statement data related to TASC and TOM as of and for the three months and six months ended June 30 2005:

                                   Three Months Ended        Six Months Ended
                                     June 30, 2005            June  30, 2005
                                     -------------            ---------------
Income statement data:
         Net operating revenues           $   873,959              $ 1,670,801
         Operating expenses                   799,418                1,630,806
                                 -----------------------------------------------
         Net loss                         $    74,541              $    39,995
                                 -----------------------------------------------

Balance sheet data:
         Current assets                   $   794,831              $   794,831
         Other assets                       1,487,732                1,487,732
                                 -----------------------------------------------
            Total assets                  $ 2,282,563              $ 2,282,563
                                 -----------------------------------------------

         Current liabilities              $   709,779              $   709,779
         Other liabilities                    907,390                  907,390
                                 -----------------------------------------------
            Total liabilities             $ 1,617,169              $ 1,617,169
                                 -----------------------------------------------


     Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months and six months ended June 30, 2005. There were no operations for this component in the Company's financial statements after October 31, 2005.

     The following table contains selected financial statement data related to Sutter as of and for the three months and six months ended June 30, 2005:


                                   Three Months Ended       Six Months Ended
                                     June 30, 2005            June 30, 2005
                                     -------------            -------------
Income statement data:
         Net operating revenues             $ 107,419                $ 216,319
         Operating expenses                   105,171                  210,609
                                  ----------------------------------------------
         Net loss                           $   2,248                $   5,710
                                  ----------------------------------------------

Balance sheet data:
         Current assets                     $ 113,819                $ 113,819
         Other assets                          15,033                   15,033
                                  ----------------------------------------------
            Total assets                    $ 128,852                $ 128,852
                                  ----------------------------------------------

         Current liabilities                $   7,839                $   7,839
         Other liabilities                         --                       --
                                  ----------------------------------------------
            Total liabilities               $   7,839                $   7,839
                                  ----------------------------------------------


     Memorial Village. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded a charge for impairment of intangible assets of $3,461,351 for the three months ended September 30, 2005. As described in Note 1. General - Description of Business - Ambulatory Surgery Center Business, effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months and six months ended June 30, 2006 and 2005, respectively.

     The following table contains selected financial statement data related to Memorial Village as of and for the three months and six months ended June 30, 2006 and 2005, respectively:

                                          Three Months Ended                          Six Months Ended
                                  June 30, 2006           June 30, 2005       June 30, 2006       June 30, 2005
                                  -------------           -------------       -------------       -------------
Income statement data:
         Net operating revenues          $ --            $   684,676            $   17,249         $ 1,268,852
         Operating expenses                --                812,407               170,285           1,511,624
                                 -------------------------------------------------------------------------------
         Net loss                        $ --            $  (127,731)           $ (153,036)        $  (242,772)
                                 -------------------------------------------------------------------------------

Balance sheet data:
         Current assets                  $ --            $   861,111            $       --         $   861,111
         Other assets                      --                767,497                    --             767,497
                                 -------------------------------------------------------------------------------
            Total assets                 $ --            $ 1,628,608            $       --         $ 1,628,608
                                 -------------------------------------------------------------------------------

         Current liabilities             $ --            $   729,567            $       --         $   729,567
         Other liabilities                                   725,884                                   725,884
                                 -------------------------------------------------------------------------------
            Total liabilities            $ --            $ 1,455,451            $       --         $ 1,455,451
                                 -------------------------------------------------------------------------------


     San Jacinto. As described in Note 1. General - Description of Business - Ambulatory Surgery Center Business, effective March 1, 2006, the Company executed an Asset Purchase Agreements to sell substantially all of the assets of San Jacinto, which is 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company and is not consolidated in the Company's financial statements. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005.

     Orion. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $968 and $61,039, respectively, for the three months and six months ended June 30, 2006. For the three months and six months ended June 30, 2005, the Company generated management fee revenue of $112,155 and 218,407, respectively, and net minority interest losses totaling $3,318 and 42,765, respectively.

     The following table summarizes the components of income (loss) from operations of discontinued components:

                                                 Three Months Ended                       Six Months Ended
                                        June 30, 2006        June 30, 2005        June 30, 2006     June 30, 2005
                                        -------------        -------------        -------------     -------------
  Bellaire SurgiCare
    Net loss                                 $ --                 $ --                $ --              (188,418)
    Loss on disposal                           --                   --                  --              (163,049)
  CARDC
    Net income                                 --                   --                  --                38,700
    Gain on disposal                           --             (238,333)                 --               268,292
  IntegriMED
    Net loss                                   --             (310,776)                 --              (707,896)
    Loss on disposal                           --              (47,101)                 --               (47,101)
  TASC and TOM
    Net income                                 --               74,541                  --                39,995
  Sutter
    Net income                                 --                2,248                  --                 5,710
  Memorial Village
    Net loss                                   --             (127,731)           (153,036)             (242,772)
    Gain on disposal                           --                   --             574,321                    --
San Jacinto
    Gain on disposal                           --                   --              94,066                    --
  Orion
    Net income                                968              107,176              61,039               175,642
                                        -------------------------------------------------------------------------
        Total income (loss) from
         operations of discontinued
         components, including
         net gain (loss) on disposal        $ 968           $ (539,976)          $ 576,390            $ (820,897)
                                        =========================================================================

Note 10.  Long-Term Debt

         Long-term debt is as follows:

                                                                                                        As of
                                                                                       June 30, 2006        December 31, 2005
                                                                                       -------------        -------------------
         Promissory note due to sellers of MBS, bearing interest at 8%, interest
         payable monthly or on demand, matures December 15, 2007                       $ 1,714,336          $        1,000,000

         Working capital due to sellers of MBS, due on demand                                   --                     199,697


         Term loan with a financial institution, non-interest bearing, matures
         November 15, 2010, net of accretion of $654,418 and $641,467,
         respectively                                                                     3,095,725                  3,108,677

         Revolving line of credit with a financial institution, bearing interest at
         6.5%, interest payable monthly or on demand (1)                                        --                    778,005

         $2,300,000 revolving line of credit, bearing interest at prime (8.25%
         at June 30, 2006) plus 6%, interest payable monthly, matures December
         14, 2006 (2)                                                                       998,668                  1,703,277

         Convertible notes, bearing interest at 18%, interest payable monthly,
         convertible on demand                                                               50,000                     50,000

         Note payable due to a related party, bearing interest at 6%, interest
         payable monthly, due on demand                                                          --                     13,611

         Insurance financing note payable, bearing interest at 5.25%, interest
         payable monthly                                                                    126,140                         --

         Convertible promissory notes due to a related party, bearing interest at
         9%, matures October 15, 2006                                                     1,250,000                  1,250,000
                                                                                       -------------        -------------------
         Total long-term debt                                                             7,234,869                  8,103,267
         Less: current portion of long-term debt                                         (3,439,897)                (4,231,674)
                                                                                       -------------        -------------------
         Long-term debt, net of current portion                                        $  3,794,972         $        3,871,593
                                                                                       =============        ===================


     (1) As of March 13, 2006, the Company had retired approximately $778,000 of debt at a discounted price of $112,500.

     (2) As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. At June 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The full amount of the loan as of June 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company's ability to continue as a going concern.

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

Note 12.  Subsequent Events

     In connection with the DCPS/MBS Merger in December 2004, 75,758 shares of Orion's Class A Common Stock were reserved for issuance at the direction of the sellers of the MBS and DCPS equity. On July 14, 2006, 75,000 shares of Class A Common Stock were issued to certain employees and affiliates of MBS and DCPS.

     On August 8, 2006, Brantley IV and the Company executed the First and Second Note Second Amendment, which extends the First Note Maturity Date and Second Note Maturity Date to October 15, 2006. (See Note 2. Going Concern).

                                  Exhibit Index
                                  -------------

Exhibit No.                       Description
-----------------                 -----------
Exhibit 10.1 Second Amendment to Convertible Subordinated Promissory Notes, dated as of August 8, 2006, by and between Orion HealthCorp, Inc. and Brantley Partners IV, L.P.
Exhibit 31.1            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2            Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1            Section 1350 Certification
Exhibit 32.2            Section 1350 Certification