Form 10KSB/A
period 2005-12-31
ORION HEALTHCORP INC
filed 2006-11-09
CIK 755113

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be filed on or about April 12, 2006 in connection with the Annual Meeting of Stockholders to be held on May 12, 2006, have been incorporated by reference into Part III of this Annual Report on Form 10-KSB/A.

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

ORION HEALTHCORP, INC.
Annual Report on Form 10-KSB/A
For the Fiscal Year Ended December 31, 2005

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB/A (the “Amendment”) to amend and restate the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006 (the “Original Filing”) in response to comments by the Staff of the SEC in connection with their review of our preliminary proxy statement on Schedule 14A filed with the SEC on September 11, 2006. The consolidated statements of operations and statements of cash flows for the years ended December 31, 2005 and 2004, respectively, have been restated after determining that the Company’s presentation of the “charge for impairment of intangible assets” in continuing operations rather than in discontinued operations was inconsistent with the guidelines set forth under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, this Amendment includes our restated financial statements for the years ended December 31, 2005 and 2004, respectively, with accompanying notes, which reflect the reclassification of the “charge for impairment of intangible assets” from continuing operations to discontinued operations. This Amendment also updates disclosure in Item 6. Management’s Discussion and Analysis or Plan of Operation to reflect the reclassification. The reclassification had no effect on the consolidated net income or cash flows of the Company for the periods presented.

Pursuant to the rules of the SEC, we have included currently-dated certifications from our principal executive and principal accounting officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Except for the restated information described above, this Amendment continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act,” and collectively, with the Securities Act, the “Acts”). Forward-looking statements include statements preceded by, followed by or that include the words “may,” “will,” “would,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

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

Goodwill and Other Intangible Assets.  Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually. The Company evaluates its goodwill and other intangible assets in the fourth quarter of each fiscal year, unless circumstances require testing at other times. (See “Results of Operations — Discontinued Operations” for additional discussion regarding the impairment testing of identifiable intangible assets.)

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

	Twelve Months Ended
	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)

Net operating revenues	100.0%	100.0%
Total operating expenses	116.7%	109.1%

Loss from continuing operations before other income (expenses)	(16.7)%	(9.1)%
Total other income (expenses), net	(1.2)%	8.2%

Loss from continuing operations	(17.9)%	(0.9)%
Discontinued operations
Loss from operations of discontinued components, including net loss on disposal	(51.1)%	(34.2)%

Net loss	(69.0)%	(35.1)%
Preferred stock dividends	0.0%	(3.4)%

Net loss attributable to common stockholders	(69.0)%	(38.5)%

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

The following table sets forth, for the periods indicated, the consolidated statements of operations of Orion.

	For the Years Ended
	December 31,
	2005	2004
	(Restated)	(Restated)

Net operating revenues	$29,564,885	$17,582,937
Operating expenses
Salaries and benefits	12,663,369	5,055,249
Physician group distribution	8,314,975	6,939,081
Facility rent and related costs	1,707,579	1,116,949
Depreciation and amortization	2,818,042	651,731
Professional and consulting fees	1,910,555	703,707
Insurance	898,495	534,650
Provision for doubtful accounts	1,176,405	1,065,137
Other expenses	5,024,169	3,115,015

Total operating expenses	34,513,589	19,181,519

Loss from continuing operations before other income (expenses)	(4,948,704)	(1,598,582)

Other income (expenses)
Interest expense	(342,678)	(969,047)
Gain on forgiveness of debt	—	2,427,938
Other expense, net	(24,066)	(21,978)

Total other income (expenses), net	(366,744)	1,436,913

Minority interest loss in partnership	(6,124)	—

Loss from continuing operations	(5,321,572)	(161,669)
Discontinued operations
Loss from operations of discontinued components	(15,117,929)	(6,013,426)

Net loss	(20,439,501)	(6,175,095)
Preferred stock dividends	—	(606,100)

Net loss attributable to common stockholders	$(20,439,501)	$(6,781,195)

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

As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. The amortization expense related to the intangible assets recorded as a result of the IPS Merger totaled $1,118,670 and $94,089 for the years ended December 31, 2005 and 2004, respectively. (See “Discontinued Operations” for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

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

In March and April 2005, the Company borrowed an aggregate of $1,250,000 from Brantley IV. (See “Part I. Item 1. Description of Business — Acquisitions and Restructuring Transactions — Post-

Restructuring Loan Transactions.) Interest expense related to these notes totaled approximately $89,000 for the twelve months ended December 31, 2005.

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

CARDC.  On April 1, 2005, IPS entered into the CARDC Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC Settlement, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after March 31, 2005.

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

TASC and TOM.  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of October 1, 2005, and are described in greater detail in “Part I. Item 1. Description of Business — Strategic Focus — Ambulatory Surgery Center Business.” As a result of these transactions, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. As a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to TASC and TOM totaled $789,173 and reduced the gain on disposal. In early 2006, the Company was notified by Union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, the Company recorded a charge for impairment of intangible assets of $1,021,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after September 30, 2005.

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

Sutter.  On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets of $38,440 recorded in the fourth quarter of 2005) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after October 31, 2005.

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

Memorial Village.  As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company’s surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. As described in “Part I. Item 1. Description of Business — Certain Recent Developments,” effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of Memorial Village have been reclassified as assets held for sale and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to Memorial Village totaled $2,005,383. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively.

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

San Jacinto.  As described in “Part I. Item 1. Description of Business — Certain Recent Developments,” effective March 1, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of San Jacinto, which is 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company and is not consolidated in the Company’s financial statements. As a result of the uncertainty of future cash flows related to the surgery center business, and in conjunction with the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. The Company also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to San Jacinto totaled $694,499.

Orion.  Prior to the divestiture of the Company’s ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company’s financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $407,595 for the year ended December 31, 2005. Additionally, the Company recorded equity in the earnings of San Jacinto in the amount of $43,273 for the twelve months ended December 31, 2005, while sustaining a minority interest loss in TOM of $93,802 for the same period. For the year ended December 31, 2004, the Company generated management fee revenue of $15,219, a minority interest loss in Memorial Village of $51,800 and equity in the earning of San Jacinto totaling $1,169. For the quarters ended June 30, 2005 and December 31, 2005, the Company recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations the Company discontinued in 2005 and early 2006. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-term investment in San Jacinto and the distributions due to the limited partners of San Jacinto have been reclassified as assets and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005.

The following table summarizes the components of loss from operations of discontinued components:

	2005	2004
	(Restated)	(Restated)

Heart Center
Net income	$—	$145,511
Loss on disposal	—	(12,366)
Bellaire SurgiCare
Net loss	(188,418)	(106,308)
Loss on disposal	(163,049)	(4,090,555)
CARDC
Net income	38,700	153,900
Gain on disposal	268,292	(704,927)
IntegriMED
Net loss	(707,896)	(1,452,218)
Loss on disposal	(47,101)	—
TASC and TOM
Net income (loss)	(50,079)	54,210
Loss on disposal	(2,575,363)	—
Sutter
Net income	8,708	12,711
Loss on disposal	(38,719)	—
Memorial Village
Net income (loss)	(1,476,061)	22,028
Loss on disposal	(6,582,930)	—
San Jacinto
Loss on disposal	(3,542,283)	—
Orion
Net loss	(61,730)	(35,412)

Total loss from operations of discontinued components, including net loss on disposal	$(15,117,929)	$(6,013,426)

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

Liquidity and Capital Resources

Net cash used in operating activities totaled $3,309,084 for the year ended December 31, 2005 compared to net cash used in operating activities of $2,820,499 for the same period in 2004. Net cash used in operations increased over 2004 primarily as a result of the growth in operating expenses related to the IPS Merger and the DCPS/MBS Merger. The net impact of discontinued operations on net cash used in operating activities in 2005 totaled $11,163,307.

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

Exhibit 2.1	Amended and Restated Agreement and Plan of Merger by and among SurgiCare, Inc., IPS Acquisition, Inc., and Integrated Physician Solutions, Inc., dated February 9, 2004 as amended by First Amendment to Agreement and Plan of Merged dated as of July 16, 2004 and Second Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit 2.2	Amended and Restated Agreement and Plan of Merger dated February 9, 2004, by and among SurgiCare, Inc., DCPS/MBS Acquisition, Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc. and the sellers party thereto as amended by First Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit 2.3	Second Amendment to Agreement and Plan of Merger dated December 15, 2004 among SurgiCare, Inc., DCPS/MBS Acquisition Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc., and the Sellers party thereto. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)*

Exhibit 2.4	Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.) and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 13, 2005)*

Exhibit 2.5	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery Center, L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Ambulatory Surgery Center, L.L.C., and Union Hospital (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*

Exhibit No.	Description

Exhibit 2.6	Asset Purchase Agreement, dated as of September 30, 2005, by and between Union Hospital and TASC Anesthesia, L.L.C. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*

Exhibit 2.7	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Open MRI, L.P., and Union Hospital (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)

Exhibit 3.2	Amended and Restated By-Laws of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 4.1	Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)

Exhibit 10.1	Agreement dated as of June 23, 2004 by and between American International Industries, Inc., a Nevada corporation, and SurgiCare, Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed on November 15, 2004)

Exhibit 10.2	Amended and Restated Stock Subscription Agreement, dated February 9, 2004, among SurgiCare, Inc. and Brantley Venture Partners IV, L.P., as amended by the First Amendment to Stock Subscription Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit 10.3	Amended and Restated Debt Exchange Agreement, dated February 9, 2004, among SurgiCare, Inc., Brantley Venture Partners III, L.P., and Brantley Capital Corporation as amended by the First Amendment to Debt Exchange Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit 10.4	Supplemental Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.5	Second Amendment and Supplement to Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.6	Loan and Security Agreement, dated December 15, 2004, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.7	Guaranty Agreement, dated as of December 15, 2004, issued by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.8	Guaranty Agreement, dated December 15, 2004, issued to Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit No.	Description

Exhibit 10.9	Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.10	Warrant, dated December 15, 2004, issued to Brantley Capital Corporation by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.11	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L. Bauer (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.12	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.13	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H. Murdock (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.14	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Dennis Cain (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.15	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Tom M. Smith (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.16	Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.17	Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley Venture Partners III, L.P., Brantley Venture Partners IV, L.P. and Brantley Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on December 21, 2004)

Exhibit 10.18	Orion HealthCorp, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)

Exhibit 10.19	First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)

Exhibit 10.20	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)

Exhibit 10.21	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)

Exhibit 10.22	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit 10.23	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 7, 2005)

Exhibit No.	Description

Exhibit 10.24	Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)

Exhibit 10.25	Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)

Exhibit 10.26	Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005)

Exhibit 10.27	Asset Purchase Agreement, dated as of February 8, 2006, between and among SurgiCare Memorial Village, L.P. and First Surgical Memorial Village, L.P., joined herein by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 14, 2006)*

Exhibit 10.28	Asset Purchase Agreement, dated as of March 1, 2006, by and between San Jacinto Methodist Hospital and San Jacinto Surgery Center, Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006)*

Exhibit 21	List of Subsidiaries of Orion HealthCorp, Inc.

Exhibit 23	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

*	Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. The Company agrees to furnish to the SEC on a supplemental basis a copy of any omitted exhibit or schedule.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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
Terrence L. Bauer
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Dated: November 9, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 9, 2006.

By: /s/ Terrence L. Bauer Terrence L. Bauer President, Chief Executive Officer and Director (Principal Executive Officer)	By: /s/ Michael J. Finn* Michael J. Finn Director

By: /s/ Paul H. Cascio* Paul H. Cascio Director and Non-Executive Chairman of the Board	By: /s/ Joseph M. Valley, Jr.* Joseph M. Valley, Jr. Director

By: /s/ David Crane* David Crane Director	By: /s/ Stephen H. Murdock Stephen H. Murdock Chief Financial Officer (Principal Accounting and Financial Officer)

*By:	/s/ Stephen H. Murdock
Stephen H. Murdock
Attorney-In-Fact

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

As discussed in Note 19 to the consolidated financial statements, the accompanying financial statements have been restated.

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

Houston, Texas
March 31, 2006, except for Note 19 as to which the
date is November 7, 2006

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

Orion HealthCorp, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004
	(Restated)	(Restated)

Net operating revenues	$29,564,885	$17,582,937
Operating expenses
Salaries and benefits	12,663,369	5,055,249
Physician group distribution	8,314,975	6,939,081
Facility rent and related costs	1,707,579	1,116,949
Depreciation and amortization	2,818,042	651,731
Professional and consulting fees	1,910,555	703,707
Insurance	898,495	534,650
Provision for doubtful accounts	1,176,405	1,065,137
Other expenses	5,024,169	3,115,015

Total operating expenses	34,513,589	19,181,519

Loss from continuing operations before other income (expenses)	(4,948,704)	(1,598,582)

Other income (expenses)
Interest expense	(342,678)	(969,047)
Gain on forgiveness of debt	—	2,427,938
Other expense, net	(24,066)	(21,978)

Total other income (expenses), net	(366,744)	1,436,913

Minority interest loss in partnership	(6,124)	—

Loss from continuing operations	(5,321,572)	(161,669)
Discontinued operations
Loss from operations of discontinued components, including net loss on disposal of $12,681,153 for the year ended December 31, 2005	(15,117,929)	(6,013,426)

Net loss	(20,439,501)	(6,175,095)
Preferred stock dividends	—	(606,100)

Net loss attributable to common stockholders	$(20,439,501)	$(6,781,195)

Weighted average common shares outstanding
Basic	10,440,539	8,602,149
Diluted	10,440,539	8,602,149
Loss per share
Basic
Net loss per share from continuing operations	$(0.51)	$(0.02)
Net loss per share from discontinued operations	$(1.45)	$(0.70)

Net loss per share	$(1.96)	$(0.72)

Diluted
Net loss per share from continuing operations	$(0.51)	$(0.02)
Net loss per share from discontinued operations	$(1.45)	$(0.70)

Net loss per share	$(1.96)	$(0.72)

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

Orion HealthCorp, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004
		“Revised”
	(Restated)	(Restated)

Operating activities
Net loss	$(20,439,501)	$(6,175,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,176,405	1,126,536
Depreciation and amortization	2,818,042	735,738
Gain on forgiveness of debt	—	(2,427,938)
Conversion of notes payable to common stock	57,885	—
Impact of discontinued operations	11,163,307	4,872,848
Changes in operating assets and liabilities:
Accounts receivable	1,649,987	(761,829)
Inventory	114,093	(59,519)
Prepaid expenses and other assets	(114)	265,887
Other assets	49,145	(19,268)
Accounts payable and accrued expenses	221,164	(519,608)
Other liabilities	(119,499)	141,749

Net cash used in operating activities	(3,309,086)	(2,820,499)

Investing activities
Sale (purchase) of property and equipment	3,636,368	(282,422)
Impact of discontinued operations	(1,688,803)	(91,547)
Net proceeds from merger transaction	—	2,090,677

Net cash provided by investing activities	1,947,565	1,716,708

Financing activities
Net borrowings of capital lease obligations	142,525	19,017
Net borrowings on line of credit	386,340	1,900,000
Net borrowings of notes payable	3,356,833	—
Net repayments of notes payable	(3,976)	—
Net repayments of other obligations	(44,008)	(162,912)
Impact of discontinued operations	(2,879,232)	—

Net cash provided by financing activities	958,482	1,756,105

Net increase (decrease) in cash and cash equivalents	(403,039)	652,314
Cash and cash equivalents, beginning of year	701,846	49,532

Cash and cash equivalents, end of year	$298,807	$701,846

Supplemental cash flow information
Cash paid during the year for
Income taxes	$—	$—
Interest	$360,375	$380,896

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

All of the charges for impairment of intangible assets are included in discontinued operations.

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

	For the Years Ended December 31,
	2005	2004

Net loss	$(20,439,501)	$(6,175,095)
Weighted average number of shares of Class A Common Stock outstanding for basic net loss per share	10,440,539	8,602,149
Dilutive stock options, warrants and restricted stock units	(a)	(a)
Convertible notes payable	(b)	(b)
Class B Common Stock	(c)	(c)
Class C Common Stock	(d)	(d)
Weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share	10,440,539	8,602,149
Net loss per share — Basic	$(1.96)	$(0.72)
Net loss per share — Diluted	$(1.96)	$(0.72)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company leases its treatment facilities and corporate office space under operating leases that expire in various years through 2011. The leases provide for annual operating expense increases. The Company also leases medical equipment under an operating lease that expires in 2006. Annual rental payments related to the Company’s facility leases including discontinued operations totaled $1,998,300 and $1,167,269 for the years ended December 31, 2005 and 2004, respectively. Rental payments related to the Company’s principal office in Roswell, Georgia were offset by approximately $63,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

As of the Closing, Brantley IV and its co-investors, including Brantley Capital, owned shares of Class B Common Stock and Brantley III and Brantley Capital owned shares of Class A Common Stock. By virtue of their affiliations with Brantley III, Brantley IV, Brantley Capital and Brantley Capital Management, L.L.C., Messrs. Cascio and Finn may be deemed to have a pecuniary interest in the shares of Class B Common Stock held by Brantley IV and Brantley Capital and the shares of Class A Common Stock held by Brantley Capital and Brantley III, which together initially represented approximately 57.3% of Orion’s outstanding equity after the Closing on an as-converted basis, and on an unconverted basis approximately 51.9% of the outstanding voting power of Orion. Assuming everything else remains the same, the percentage interest of Brantley IV and Brantley Capital upon conversion will continually increase, since the conversion factor for the Class B Common Stock is designed to yield additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock, including the additional investment by the Additional Investors, less the Base Bridge Interest Amount, plus an amount equal to nine percent (9%) per annum on the amount of the original purchase price less the Base Bridge Interest Amount, without compounding, from the date the Class B Common Stock was first issued to the date of conversion.

Orion entered into a stockholders agreement with Brantley III, Brantley IV and Brantley Capital, pursuant to which each of Brantley III, Brantley IV and Brantley Capital have agreed to cast all votes necessary to elect as members of the board of directors of Orion one director as shall have been nominated by each of Brantley III, Brantley IV and Brantley Capital.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On December 15, 2004, as part of the acquisitions and restructuring transactions described in Note 3. Acquisitions and Restructuring Transactions, the Company created two new classes of common stock and one new class of preferred stock. Pursuant to the Form 8A that was filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2004, the Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 (the “Preferred Stock”). Subject to the limitations prescribed by law and the provisions of the Company’s Certificate of Incorporation, the board of directors is authorized to issue the Preferred Stock from time to time in one or more series, each of such series to have such number of shares, voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions thereof, as shall be determined by the board of directors in a resolution or resolutions providing for the issue of such Preferred Stock. Subject to the powers and rights of any Preferred Stock, including any series thereof, having any preference or priority over, or rights superior to, the common stock, the holders of the common stock shall have and possess all powers and voting and other rights pertaining to the stock of the Company.

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion’s consolidated balance sheets and statements of operations as of and for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
	(Restated)	(Restated)

Net operating revenues:
Total net operating revenues for reportable segments	$29,169,194	$17,354,707
Corporate revenues	395,691	228,230

Total consolidated net operating revenues	$29,564,885	$17,582,937

Loss from continuing operations:
Total loss from continuing operations for reportable segments	$1,613,230	$856,333
Extraordinary gain	—	2,427,938
Corporate overhead	(6,934,802)	(3,445,940)

Total consolidated loss from continuing operations	$(5,321,572)	$(161,669)

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$1,611,241	$491,271
Corporate depreciation and amortization	1,206,801	160,460

Total consolidated depreciation and amortization	$2,818,042	$651,731

Total assets:
Total assets for reportable segments	$19,487,663	$20,473,443
Corporate assets	1,654,269	1,996,223
Assets held for sale or related to discontinued operations(1)	975,839	19,896,654

Total consolidated assets	$22,117,770	$42,366,320

(1)	The balance at December 31, 2004 includes $14,477,085 of intangible assets and goodwill that were impaired or written off in 2005.

Note 13.	Discontinued Operations

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

TASC and TOM.  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of October 1, 2005, and are described in greater detail in Note 1. Organization and Accounting Policies, under the caption “Description of Business — Ambulatory Surgery Center Business.” As a result of these transactions, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. As a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to TASC and TOM totaled $789,173 and reduced the gain on disposal. In early 2006, the Company was notified by Union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, the Company recorded a charge for impairment of intangible assets of $1,021,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after September 30, 2005.

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

Sutter.  On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets of $38,440 recorded in the fourth quarter of 2005) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively. There were no operations for this component in the Company’s financial statements after October 31, 2005.

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Memorial Village.  As a result of the uncertainty of future cash flows related to the Company’s surgery center business as well as the transactions involving TASC and TOM, the Company determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company’s surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. As described in Note 18. Subsequent Events, effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of Memorial Village have been reclassified as assets held for sale and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to Memorial Village totaled $2,005,383. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the twelve months ended December 31, 2005 and 2004, respectively.

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

San Jacinto.  As described in Note 18. Subsequent Events, effective March 1, 2006, the Company executed an Asset Purchase Agreements to sell substantially all of the assets of San Jacinto, which is 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company and is not consolidated in the Company’s financial statements. As a result of the uncertainty of future cash flows related to the Company’s surgery center business, and in conjunction with the transactions involving TASC and TOM, the Company determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. The Company also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill for the quarter ended December 31, 2005. The loss on write-down of goodwill related to San Jacinto totaled $694,499.

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Orion.  Prior to the divestiture of the Company’s ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company’s financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $407,595 for the year ended December 31, 2005. Additionally, the Company recorded equity in the earnings of San Jacinto in the amount of $43,273 for the twelve months ended December 31, 2005, while sustaining a minority interest loss in TOM of $93,802 for the same period. For the year ended December 31, 2004, the Company generated management fee revenue of $15,219, a minority interest loss in Memorial Village of $51,800 and equity in the earnings of San Jacinto totaling $1,169. For the quarters ended June 30, 2005 and December 31, 2005, the Company recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations the Company discontinued in 2005 and early 2006. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-term investment in San Jacinto and the distributions due to the limited partners of San Jacinto have been reclassified as assets and liabilities held for sale on the Company’s consolidated balance sheet as of December 31, 2005.

The following table summarizes the components of loss from operations of discontinued components:

	2005	2004
	(Restated)	(Restated)

Heart Center
Net income	$—	$145,511
Loss on disposal	—	(12,366)
Bellaire SurgiCare
Net loss	(188,418)	(106,308)
Loss on disposal	(163,049)	(4,090,555)
CARDC
Net income	38,700	153,900
Gain (loss) on disposal	268,292	(704,927)
IntegriMED
Net loss	(707,896)	(1,452,218)
Loss on disposal	(47,101)	—
TASC and TOM
Net income (loss)	(50,079)	54,210
Loss on disposal	(2,575,363)	—
Sutter
Net income	8,708	12,711
Loss on disposal	(38,719)	—
Memorial Village
Net income (loss)	(1,476,061)	22,028
Loss on disposal	(6,582,930)	—
San Jacinto
Loss on disposal	(3,542,283)	—
Orion
Net loss	(61,730)	(35,412)

Total loss from operations of discontinued components, including net loss on disposal	$(15,117,929)	$(6,013,426)

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Warrants and Options

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Effective December 15, 2004, the Company entered into employment agreements with key executives. The initial terms of the agreements are five years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive two-year terms. If the key executives are terminated without cause, the agreement provides for, among other things, a continuation of base salary through and until the end of the non-competition period, which for purposes of the employment agreement shall mean the period during the term of employment and thereafter until the second anniversary of the date of termination of the key executive’s employment with the Company. All equity incentives, including stock options, warrants and restricted stock units, would also vest at that time. As of December 31, 2005, the Company’s combined base annual salary commitments related to the employment agreements totaled $3,120,000 through 2009.

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 19. Restatement of Financial Statements

On November 1, 2006, the Company received comments from the Staff of the SEC in connection with their review of the Company’s preliminary proxy statement on Schedule 14A filed with the SEC on September 11, 2006. In connection with the receipt of these comments, the Company determined that the Company’s presentation of the “charge for impairment of intangible assets” in continuing operations rather than in discontinued operations was inconsistent with the guidelines set forth under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s historical consolidated statements of operations and statements of cash flows for the years ended December 31, 2005 and 2004 have been restated to reflect the reclassification of the “charge for impairment of intangible assets” of $11,462,470 and $4,795,482, respectively, from continuing operations to discontinued operations. The reclassification had no effect on the consolidated net income or cash flows of the Company for the periods presented.

Exhibit Index

Exhibit No.	Description

Exhibit 2.1	Amended and Restated Agreement and Plan of Merger by and among SurgiCare, Inc., IPS Acquisition, Inc., and Integrated Physician Solutions, Inc., dated February 9, 2004 as amended by First Amendment to Agreement and Plan of Merged dated as of July 16, 2004 and Second Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*
Exhibit 2.2	Amended and Restated Agreement and Plan of Merger dated February 9, 2004, by and among SurgiCare, Inc., DCPS/MBS Acquisition, Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc. and the sellers party thereto as amended by First Amendment to Agreement and Plan of Merger dated as of September 9, 2004. (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*
Exhibit 2.3	Second Amendment to Agreement and Plan of Merger dated December 15, 2004 among SurgiCare, Inc., DCPS/MBS Acquisition Inc., Dennis Cain Physician Solutions, Ltd., Medical Billing Services, Inc., and the Sellers party thereto. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)*
Exhibit 2.4	Asset Purchase Agreement, dated as of June 6, 2005, by and among InPhySys, Inc. (f/k/a IntegriMED, Inc.) and eClinicalWeb, LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 13, 2005)*
Exhibit 2.5	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery Center, L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Ambulatory Surgery Center, L.L.C., and Union Hospital (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*
Exhibit 2.6	Asset Purchase Agreement, dated as of September 30, 2005, by and between Union Hospital and TASC Anesthesia, L.L.C. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*
Exhibit 2.7	Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Open MRI, L.P., and Union Hospital (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on October 7, 2005)*
Exhibit 3.1	Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)
Exhibit 3.2	Amended and Restated By-Laws of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 4.1	Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on December 15, 2004)
Exhibit 10.1	Agreement dated as of June 23, 2004 by and between American International Industries, Inc., a Nevada corporation, and SurgiCare, Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed on November 15, 2004)
Exhibit 10.2	Amended and Restated Stock Subscription Agreement, dated February 9, 2004, among SurgiCare, Inc. and Brantley Venture Partners IV, L.P., as amended by the First Amendment to Stock Subscription Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*
Exhibit 10.3	Amended and Restated Debt Exchange Agreement, dated February 9, 2004, among SurgiCare, Inc., Brantley Venture Partners III, L.P., and Brantley Capital Corporation as amended by the First Amendment to Debt Exchange Agreement dated July 16, 2004 (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)*

Exhibit No.	Description

Exhibit 10.4	Supplemental Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.5	Second Amendment and Supplement to Stock Subscription Agreement, dated December 15, 2004, by and among SurgiCare, Inc., Brantley Partners IV, L.P., and each of the investors listed on Schedule I thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.6	Loan and Security Agreement, dated December 15, 2004, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.7	Guaranty Agreement, dated as of December 15, 2004, issued by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.8	Guaranty Agreement, dated December 15, 2004, issued to Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.9	Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.10	Warrant, dated December 15, 2004, issued to Brantley Capital Corporation by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.11	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L. Bauer (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.12	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.13	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H. Murdock (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.14	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Dennis Cain (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.15	Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing Services, Inc. and Tom M. Smith (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.16	Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.17	Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley Venture Partners III, L.P., Brantley Venture Partners IV, L.P. and Brantley Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on December 21, 2004)
Exhibit 10.18	Orion HealthCorp, Inc. 2004 Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28, 2005)

Exhibit No.	Description

Exhibit 10.19	First Amendment to Loan and Security Agreement, dated as of March 22, 2005, by and among Orion HealthCorp, Inc., certain affiliates and subsidiaries of Orion HealthCorp, Inc., and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)
Exhibit 10.20	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Partners IV, L.P. to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)
Exhibit 10.21	Amended and Restated Guaranty Agreement, dated as of March 22, 2005, provided by Brantley Capital Corporation to CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended March 31, 2005 filed on May 13, 2005)
Exhibit 10.22	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005)
Exhibit 10.23	Convertible Subordinated Promissory Note, dated as of June 1, 2005, by and among Orion HealthCorp, Inc. and Brantley Partners IV, L.P. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 7, 2005)
Exhibit 10.24	Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)
Exhibit 10.25	Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June 17, 2005 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-QSB for the quarter ended June 30, 2005 filed on August 12, 2005)
Exhibit 10.26	Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion HealthCorp, Inc. and Keith G. LeBlanc (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005)
Exhibit 10.27	Asset Purchase Agreement, dated as of February 8, 2006, between and among SurgiCare Memorial Village, L.P. and First Surgical Memorial Village, L.P., joined herein by Orion HealthCorp, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 14, 2006)*
Exhibit 10.28	Asset Purchase Agreement, dated as of March 1, 2006, by and between San Jacinto Methodist Hospital and San Jacinto Surgery Center, Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 6, 2006)*
Exhibit 21	List of Subsidiaries of Orion HealthCorp, Inc.
Exhibit 23	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification

*	Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. The Company agrees to furnish to the SEC on a supplemental basis a copy of any omitted exhibit or schedule.