Form 10QSB/A
period 2006-06-30
ORION HEALTHCORP INC
filed 2006-11-09
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
AMENDMENT NO. 1
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
Yes ☐ No ☑
As of August 9, 2006, 12,788,776 shares of the registrant’s Class A Common Stock, par value $0.001, were outstanding, 10,448,470 shares of the registrant’s Class B Common Stock, par value $0.001, were outstanding and 1,437,572 shares of the registrant’s Class C Common Stock, par value $0.001, were outstanding.
Transitional Small Business Disclosure Format:
Yes ☐ No ☑

ORION HEALTHCORP, INC.
Quarterly Report on Form 10-QSB/A
For the Quarterly Period Ended June 30, 2006
EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A (the “Amendment”) to amend and restate the Quarterly Report on Form 10-QSB for the three months ended June 30, 2006 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2006 (the “Original Filing”) in response to comments by the Staff of the SEC in connection with their review of our preliminary proxy statement on Schedule 14A filed with the SEC on September 11, 2006. The consolidated condensed statements of operations and statements of cash flows for the three months and six months ended June 30, 2005, respectively, have been restated after determining that the Company’s presentation of the “charge for impairment of intangible assets” in continuing operations rather than in discontinued operations was inconsistent with the guidelines set forth under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, this Amendment includes our restated financial statements for the three months and six months ended June 30, 2005, respectively, with accompanying notes, which reflect the reclassification of the “charge for impairment of intangible assets” from continuing operations to discontinued operations. This Amendment also updates disclosure in Item 2. Management’s Discussion and Analysis or Plan of Operation to reflect the reclassification. The reclassification had no effect on the consolidated net income or cash flows of the Company for the periods presented.
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

Item		Page
Number		Number

	PART I - FINANCIAL INFORMATION

1.	Financial Statements	1

2.	Management’s Discussion and Analysis or Plan of Operation	1

3.	Controls and Procedures	25

	PART II - OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

3.	Defaults Upon Senior Securities	26

4.	Submission of Matters to a Vote of Security Holders	26

6.	Exhibits	27

	SIGNATURES	28

	UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	F-1

	INDEX OF EXHIBITS
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-QSB/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act,” and collectively, with the Securities Act, the “Acts”). Forward-looking statements include statements preceded by, followed by or that include the words “may,” “will,” “would,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions. Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.
The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of Orion HealthCorp, Inc. and its affiliated companies (“Orion” or the “Company”) described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, the loss of major customers, labor and employee benefits, the inability to obtain a forbearance on the Company’s revolving lines of credit as a result of the Company’s default of its financial covenants, increases in interest rates on the Company’s indebtedness as well as general market conditions, competition and pricing, and the Company’s ability to successfully implement its business strategies. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The Company’s unaudited consolidated condensed financial statements and related notes thereto are included as a separate section of this report but included herein, commencing on page F-1.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation.
Overview
Orion is a healthcare services organization providing outsourced business services to physicians, serving the physician market through two subsidiaries, Medical Billing Services, Inc. (“MBS”) and Integrated Physician Solutions, Inc. (“IPS”). MBS provides billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists. MBS currently provides services to approximately 58 clients, representing 337 physicians. IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. IPS currently provides services to five pediatric groups in Illinois and Ohio, representing 37 physicians. The Company believes the core competency of the Company is its long-term experience and success in working with and creating value for physicians.
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

Strategic Focus
In 2005, the Company initiated a strategic plan designed to accelerate its growth and enhance its future earnings potential. As part of this plan, since the first quarter of 2005, the Company began divesting certain non-strategic assets and ceased investing in business lines that did not complement the Company’s plan, and redirected financial resources and company personnel to areas that management believes enhances long-term growth potential. Specifically, in the first quarter of 2006, the Company sold SurgiCare Memorial Village, L.P. (“Memorial Village”) to First Surgical Memorial Village, L.P. (“First Surgical”) and sold San Jacinto Surgery Center, Ltd. (“San Jacinto”) to San Jacinto Methodist Hospital (“Methodist”). Additionally, in early 2006, the Company was notified by Union Hospital that it was exercising its option to terminate the management services agreements for Tuscarawas Ambulatory Surgery Center, LLC (“TASC”) and Tuscarawas Open MRI, L.P. (“TOM”). With the completion of these activities, the Company no longer has any ownership or management interests in ambulatory surgery and diagnostic centers.
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
Financial Overview
As more fully described below, the Company’s results of operations for the three months and six months ended June 30, 2006 as compared to the same periods in 2005 reflect several important factors, many relating to the impact of transactions which occurred as part of the Company’s strategic plan referred to above.
•	The Company sold substantially all of the assets of Memorial Village and recorded a gain on disposition of discontinued components of $574,321 in the first quarter of 2006;

•	The Company sold substantially all of the assets of San Jacinto and recorded a gain on disposition of discontinued components of $94,066 in the first quarter of 2006; and

•	The Company paid $112,500 in satisfaction of a $778,000 debt and recognized a gain on forgiveness of debt totaling $665,463 in the first quarter of 2006.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements is in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. The Company’s management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. The Company believes the following critical accounting policies affect the most significant areas involving management’s judgments and estimates. In addition, please refer to “Note 1. General” of the Company’s unaudited consolidated condensed financial statements included beginning on Page F-7 of this report for further discussion of the Company’s accounting policies.
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
Investment in Limited Partnerships. At June 30, 2005, the Company owned a 10% general partnership interest in San Jacinto. The investment is accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company’s share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, the Company sold its interest in San Jacinto. (See “Results of Operations — Discontinued Operations”.)

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
Goodwill and Intangible Assets. Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually. The Company evaluates its goodwill and intangible assets in the fourth quarter of each fiscal year, unless circumstances require testing at other times. (See “Results of Operations – Discontinued Operations” for additional discussion regarding the impairment testing of identifiable intangible assets.)
Recent Accounting Pronouncements
In December 2004, the FASB published SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Auditing Practices Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance (“APB 25”).
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
Results of Operations
The IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, were allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity, and, thus, IPS’s historical results became those of the combined company. The Company’s results for the three months and six months ended June 30, 2006 and 2005 include the results of IPS, MBS and the Company’s ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS. This discussion should be read in conjunction with the Company’s unaudited consolidated condensed financial statements for the three months and six months ended June 30, 2006 and 2005 and related notes thereto, which are included as a separate section of this report commencing on page F-1.
Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, the Company’s financial results for the three months and six months ended June 30, 2005 have been reclassified to reflect the operations, including its surgery and diagnostic center businesses, which were discontinued in 2005.

The following table sets forth selected statements of operations data expressed as a percentage of the Company’s net operating revenue for the three months and six months ended June 30, 2006 and 2005, respectively. The Company’s historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net operating revenues	100.0%	100.0%	100.0%	100.0%

Total operating expenses	105.1%	117.4%	105.0%	117.5%

Loss from continuing operations before other income (expenses)	(5.1%)	(17.4%)	(5.0%)	(17.5%)

Total other income (expenses), net	(1.8%)	(1.4%)	3.0%	(1.1%)

Loss from continuing operations	(6.9%)	(18.8%)	(2.0%)	(18.6%)

Discontinued operations
Income (loss) from operations of discontinued components, including net gain on disposal	0.0%	(90.2%)	4.1%	(47.0%)

Net income (loss)	(6.9%)	(109.0%)	2.1%	(65.6%)

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005
The following table sets forth, for the periods indicated, the consolidated statements of operations of the Company.

	For the Three Months
	Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)
Net operating revenues	$6,931,714	$7,651,291

Operating expenses
Salaries and benefits	2,773,316	3,156,954
Physician group distribution	1,920,041	2,270,672
Facility rent and related costs	390,890	430,259
Depreciation and amortization	408,930	843,979
Professional and consulting fees	361,044	516,079
Insurance	158,121	228,768
Provision for doubtful accounts	140,396	298,326
Other expenses	1,134,022	1,240,771

Total operating expenses	7,286,760	8,985,808

Loss from continuing operations before other income (expenses)	(355,046)	(1,334,517)

Other income (expenses)
Interest expense	(121,631)	(94,094)
Other expense, net	(4,488)	(16,353)

Total other income (expenses), net	(126,119)	(110,447)

Loss from continuing operations	(481,165)	(1,444,964)

Discontinued operations
Income (loss) from operations of discontinued components	968	(6,902,825)

Net loss	$(480,197)	$(8,347,789)

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
MBS’s net operating revenues totaled $2,361,762 for the three months ended June 30, 2006 as compared to net operating revenues totaling $2,653,017 for the same period in 2005, a decrease of $291,255, or 10.9%. The decrease in net operating revenues for MBS was primarily the result of the loss of two customers in August 2005, one of which retired from medical practice and one group which decided to bring their billing in-house, which accounted for approximately $260,000 in net operating revenues in the second quarter of 2005. This decrease was partially offset in the second quarter of 2006 by the addition of two new customers accounting for approximately $58,000 in net operating revenues.
IPS’s net patient service revenue decreased $428,322, or 8.6%, from $4,998,274 for the three months ended June 30, 2005 to $4,569,952 for the three months ended June 30, 2006. The decrease in net patient service revenue for IPS’s affiliated medical groups was primarily the result of decreases in patient volume as a consequence of a diminished cold and flu season in the second quarter of 2006 as compared to the same period in 2005. All of IPS’s four clinic-based affiliated pediatric groups experienced decreases in patient volume in the second quarter of 2006, with total procedures and office visits for all clinic-based facilities decreasing 7,811 and 6,025, respectively, to 91,303 and 35,068 for the three months ended June 30, 2006.
Other revenue, which represents revenue from the Company’s vaccine program, a group purchasing alliance for vaccines and medical supplies, totaled $17,656 for the second three months of 2005, increasing $83,540, or 473.2%, to $101,196 for the three months ended June 30, 2006. The vaccine program, which had a total of 482 enrolled participants at March 31, 2006, added approximately 8 members during the second quarter of 2006.

Operating Expenses
Salaries and Benefits. Consolidated salaries and benefits decreased $383,639 to $2,773,316 for the three months ended June 30, 2006, as compared to $3,156,954 for the same period in 2005.
MBS’s salaries and benefits totaled $1,471,325 for the three months ended June 30, 2006 as compared to $1,586,823 for the three months ended June 30, 2005, a decrease of $115,499. This decrease is primarily the result of a reduction in health benefit costs related to the consolidation of MBS’s benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.
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
Administrative salaries and benefits, excluding MBS and the former staff of the Company’s Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS’s affiliated medical groups as well as the Company’s corporate staff in Roswell, Georgia. These expenses increased $6,487, or 0.8%, from $831,323 for the three months ended June 30, 2005 to $837,810 for the same period in 2006. These expenses include the adoption of SFAS 123(R), beginning in the first quarter of 2006, which resulted in stock option compensation expense totaling $49,642. The costs associated with the addition of one billing FTE and the promotion of three employees to supervisor at two of IPS’s affiliated medical groups as the result of billing office reorganizations were offset by staffing adjustments at the Company’s corporate office.

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
MBS’s facility rent and related costs totaled $127,442 for the three months ended June 30, 2006 as compared to $122,955 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs for the second three months of 2006.
Facility rent and related costs associated with IPS’s affiliated medical groups and Orion’s corporate office totaled $248,504 for the three months ended June 30, 2006 compared to $257,679 for the same period in 2005. Rent expense related to the Company’s corporate office in Roswell, Georgia was partially offset in the second quarter of 2006 by approximately $27,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.
In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with the Company’s former office in Houston, Texas totaled approximately $35,000 for the three months ended June 30, 2005.
Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $408,930 for the three months ended June 30, 2006, a decrease of $435,048 from the three months ended June 30, 2005.
For the three months ended June 30, 2006, depreciation expense related to the fixed assets of MBS totaled $17,250 as compared to $20,218 for the same period in 2005. Deprecation expense related to the fixed assets of IPS and Orion totaled $39,946 and $26,466 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense associated with fixed assets related to the Company’s former Houston, Texas office, which was closed in August 2005, totaled $11,682 for the three months ended June 30, 2005.
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
Amortization expense related to the MSAs for IPS’s affiliated medical groups totaled $86,211 and $88,392 for the three months ended June 30, 2006 and 2005, respectively. The decrease is directly related to the Mutual Release and Settlement Agreement (the “Sutter Settlement”) with John Ivan Sutter, M.D., PA (“Dr. Sutter”) to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, which was executed on October 31, 2005, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the related MSA.
As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. As a result of the dispositions related to the Company’s surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to the Company’s surgery center business, the Company impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the second quarter of 2006. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $431,697 for the three months ended June 30, 2005. (See “Discontinued Operations” for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

Professional and Consulting Fees. For the three months ended June 30, 2006, professional and consulting fees totaled $361,044, a decrease of $155,036, or 30.0%, from the same period in 2005.
For the second three months of 2006, MBS recorded professional and consulting expenses totaling $47,621 as compared with $68,776 for the same period in 2005, a decrease of $21,155. This change is primarily the result of a decrease in contract labor used in the second quarter of 2005 as a result of staffing shortages. This contract labor was not utilized in the second quarter of 2006 because MBS’s position inventory is fully staffed.
IPS’s and Orion’s professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $376,916 for the three months ended June 30, 2005 to $313,423 for the three months ended June 30, 2006. The decrease is primarily the result of reduced legal fees and expenses related to the divestiture of the Company’s surgery and diagnostic business in 2005.
Insurance. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers’ liability insurance, decreased from $228,768 for the three months ended June 30, 2005 to $158,121 for the three months ended June 30, 2006. Insurance expense related to the directors and officers’ liability policies in the first quarter of 2005 included approximately $40,000 of premiums for run-off policies related to SurgiCare and IPS. The run-off policies were expensed fully in 2005.
Provision for Doubtful Accounts. The Company’s consolidated provision for doubtful accounts, or bad debt expense, decreased $157,930, or 52.9%, for the three months ended June 30, 2006 to $140,396. The entire provision for doubtful accounts for the quarter ended June 30, 2006 related to IPS’s affiliated medical groups and accounted for 3.1% of IPS’s net operating revenues as compared to 6.0% of IPS’s net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS’s affiliated medical groups was 72.6% for the three months ended June 30, 2006, compared to 64.3% for the same period in 2005.
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
MBS’s other expenses totaled $269,923 for the three months ended June 30, 2006 as compared to $323,082 for the three months ended June 30, 2005. Of the total decrease, approximately $43,000 and $2,000 related to decreases in office supplies and postage and courier expenses, respectively, in the second three months of 2006 as compared to the same period in 2005. These expense fluctuations are the direct result of the decrease in net operating revenues in the second quarter of 2006. Additionally, MBS renegotiated its long distance rates in the fall of 2005, which resulted in approximately $27,000 in cost savings in the second three months of 2006 as compared to the same period in 2005.
For the three months ended June 30, 2006, IPS’s direct clinical expenses, other than salaries and benefits, totaled $581,083, an increase of $18,929 over second quarter 2005 direct clinical expenses, which totaled $562,154. Vaccine expenses increased approximately $29,500 in the second three months of 2006 when compared to the same period in 2005. IPS’s affiliated medical groups began using two new vaccines in late 2005 — Menactra and Decavac — which replaced lower-priced vaccines previously utilized by the medical groups.
The Company’s and IPS’s general and administrative expenses totaled $163,956 for the three months ended June 30, 2006, a decrease of $69,243 from the same period in 2005. There were approximately $74,000 of expense decreases related to cost efficiencies and expense reductions as a result of the consolidation of corporate functions into the Company’s Roswell, Georgia office in August 2005.
Other Income and Expenses.
Interest Expense. Consolidated interest expense totaled $121,631 for the three months ended June 30, 2006, an increase of $27,537 from the same period in 2005. Interest expense activity in the second quarter of 2006, including increases from the second three months of 2005, can be explained generally by the following:
•	MBS Notes. On April 19, 2006, the Company executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. This represented the retroactive purchase price increase due to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, required by the merger agreement governing the DCPS/MBS Merger. The notes bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. Interest expense related to these notes totaled approximately $11,429 for the three months ended June 30, 2006.

•	Line of Credit. As part of the restructuring transactions, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the “Loan and Security Agreement”), dated December 15, 2004, by and among the Company, certain of its affiliates and subsidiaries, and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation)(“CIT”), borrowing $1.6 million under this facility concurrently with the Closing. (See “Liquidity and Capital Resources”

for additional discussion regarding the Loan and Security Agreement.) Interest expense related to this line of credit totaled $51,363 for the three months ended June 30, 2006, compared to $42,768 for the three months ended June 30, 2005. The increase in interest expense on the line of credit facility was a direct result of interest rate increases for the second three months of 2006 as compared to the same period in 2005. In December 2005, the Company received notification from CIT stating that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants. As a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to a default rate of prime rate plus 6% as compared to the stated interest rate of prime rate plus 3% as of the Closing. (See “Part II, Item 3. Defaults Upon Senior Securities” for additional discussion regarding the Company’s defaults under the Loan and Security Agreement.) The loan balance for this facility was $998,668 and $1,681,450 at June 30, 2006 and 2005, respectively. Additionally, the average prime rate for the second quarter of 2006 was 7.92% as compared to 5.92% for the same three-month period in 2005.
Discontinued Operations.
IntegriMED. On June 7, 2005, InPhySys, Inc. (formerly known as IntegriMED, Inc.) (“IntegriMED”), a wholly owned subsidiary of IPS, executed an Asset Purchase Agreement (the “IntegriMED Agreement”) with eClinicalWeb, LLC (“eClinicalWeb”) to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as `loss from operations of discontinued components’ for the three months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after June 30, 2005.
The following table contains selected financial statement data related to IntegriMED as of and for the three months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$82,155
Operating expenses	392,931

Net loss	$(310,776)

Balance sheet data:
Current assets	$(24,496)
Other assets	—

Total assets	$(24,496)

Current liabilities	$17,022
Other liabilities	—

Total liabilities	$17,022

TASC and TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. On September 30, 2005, the Company executed purchase agreements to sell its 51% ownership interest in TASC and its 41% ownership interest in TOM to Union Hospital (“Union”). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. (“TASC Anesthesia”), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. The Company no longer has an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. Also as a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. In early 2006, the Company was notified by Union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, the Company recorded a charge for impairment of intangible assets of $1,021,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as `loss from operations of discontinued components’ for the three months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after September 30, 2005.
The following table contains selected financial statement data related to TASC and TOM as of and for the three months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$873,959
Operating expenses	799,418

Net income	$74,541

Balance sheet data:
Current assets	$794,831
Other assets	1,487,732

Total assets	$2,282,563

Current liabilities	$709,779
Other liabilities	907,390

Total liabilities	$1,617,169

Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets of $38,440 recorded in the fourth quarter of 2005) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as `loss from operations of discontinued components’ for the three months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after October 31, 2005.
The following table contains selected financial statement data related to Sutter as of and for the three months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$107,419
Operating expenses	105,171

Net income	$2,248

Balance sheet data:
Current assets	$113,819
Other assets	15,033

Total assets	$128,852

Current liabilities	$7,839
Other liabilities	—

Total liabilities	$7,839

Memorial Village. As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company’s surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the “Memorial Agreement”) for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of the Company. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as `loss from operations of discontinued components’ for the three months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after March 31, 2006.
The following table contains selected financial statement data related to Memorial Village as of and for the three months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$684,676
Operating expenses	812,407

Net loss	$(127,731)

Balance sheet data:
Current assets	$861,111
Other assets	767,497

Total assets	$1,628,608

Current liabilities	$729,567
Other liabilities	725,884

Total liabilities	$1,455,451

San Jacinto. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., the Company’s wholly owned subsidiary, and is not consolidated in our financial statements. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. As a result of the uncertainty of future cash flows related to the surgery center business, and in conjunction with the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. The Company also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

Orion. Prior to the divestiture of the Company’s ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company’s financial statements, for Bellaire SurgiCare, Inc. (“Bellaire SurgiCare), TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $968 for the three months ended June 30, 2006. For the three months ended June 30, 2005, the Company generated management fee revenue of $112,155 and net minority interest losses totaling $3,318. For the quarters ended June 30, 2005 and December 31, 2005, the Company recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations the Company discontinued in 2005 and early 2006.
The following table summarizes the components of income (loss) from operations of discontinued components:

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
		(Restated)
CARDC
Gain on disposal	—	(238,333)
IntegriMED
Net loss	—	(310,776)
Loss on disposal	—	(47,101)
TASC and TOM
Net income	—	74,541
Loss on disposal	—	(2,122,445)
Sutter
Net income	—	2,248
Memorial Village
Net loss	—	(127,731)
Loss on disposal	—	(3,229,462)
San Jacinto
Loss on disposal	—	(734,522)
Orion
Net income (loss)	968	(169,244)

Total income (loss) from operations of discontinued components, including net gain (loss) on disposal	$968	$(6,902,825)

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005
The following table sets forth, for the periods indicated, the consolidated statements of operations of the Company.

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)
Net operating revenues	$14,085,728	$15,281,113

Operating expenses
Salaries and benefits	5,535,247	6,205,856
Physician group distribution	4,023,346	4,603,758
Facility rent and related costs	792,276	858,099
Depreciation and amortization	818,828	1,727,201
Professional and consulting fees	707,112	931,640
Insurance	339,360	441,272
Provision for doubtful accounts	299,146	636,835
Other expenses	2,272,944	2,550,096

Total operating expenses	14,788,259	17,954,757

Loss from continuing operations before other income (expenses)	(702,531)	(2,673,644)

Other income (expenses)
Interest expense	(234,144)	(150,391)
Gain on forgiveness of debt	665,463	—
Other expense, net	(14,151)	(18,977)

Total other income (expenses), net	417,168	(169,368)

Minority interest earnings in partnership	—	(1,660)

Loss from continuing operations	(285,363)	(2,844,672)

Discontinued operations
Income (loss) from operations of discontinued components	576,390	(7,183,746)

Net income (loss)	$291,027	$(10,028,418)

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
MBS’s net operating revenues totaled $4,756,052 for the six months ended June 30, 2006 as compared to net operating revenues totaling $5,193,532 for the same period in 2005, a decrease of $437,478, or 8.4%. The decrease in net operating revenues for MBS was primarily the result of the loss of two customers in August 2005, one of which retired from medical practice and one group which decided to bring their billing in-house, which accounted for approximately $486,000 in net operating revenues in the first six months of 2005. This decrease was partially offset in the first half of 2006 by the addition of three new customers accounting for approximately $258,525 in net operating revenues in the first six months of 2006.

IPS’s net patient service revenue decreased $757,906, or 7.5%, from $10,087,581 for the six months ended June 30, 2005 to $9,329,675 for the six months ended June 30, 2006. The decrease in net patient service revenue for IPS’s affiliated medical groups was primarily the result of decreases in patient volume as a consequence of a diminished cold and flu season in the first six months of 2006 as compared with the same period in 2005. All of IPS’s four clinic-based affiliated pediatric groups experienced decreases in patient volume in the first six months of 2006, with total procedures and office visits for all clinic-based facilities decreasing 13,422 and 9,016, respectively, to 191,124 and 79,894 for the six months ended June 30, 2006.
Other revenue, which represents revenue from the Company’s vaccine program, a group purchasing alliance for vaccines and medical supplies, totaled $41,589 for the first six months of 2005, increasing $139,048, or 334.3%, to $180,637 for the six months ended June 30, 2006. The vaccine program, which had a total of 428 enrolled participants at December 31, 2005, added approximately 62 members during the first six months of 2006.
Operating Expenses
Salaries and Benefits. Consolidated salaries and benefits decreased $670,609 to $5,535,247 for the six months ended June 30, 2006, as compared to $6,205,856 for the same period in 2005.

MBS’s salaries and benefits totaled $2,922,367 for the six months ended June 30, 2006 as compared to $3,100,956 for the six months ended June 30, 2005, a decrease of $178,588. This decrease is primarily the result of a reduction in health benefit costs related to the consolidation of MBS’s benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.
Clinical salaries & benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $865,670 for the first six months of 2006, an increase of $9,334 over the same period in 2005. There was one additional medical assistant on the payroll of one of IPS’s affiliated medical groups in the first six months of 2006 as compared to the staffing levels for the first six months of 2005. These expenses represented approximately 9.5% and 8.5% of net operating revenues for the six months ended June 30, 2006 and 2005, respectively. The increase, as a % of net operating revenues, is related to the fixed nature of salaries and benefits needed to maintain minimum staffing levels.
In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to the staff reductions resulting from this corporate consolidation, salaries and benefits related to corporate staff in Houston, Texas totaled $565,026 for the six months ended June 30, 2005.
Administrative salaries and benefits, excluding MBS and the former staff of the Company’s Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS’s affiliated medical groups as well as the Company’s corporate staff in Roswell, Georgia. These expenses increased $67,129, or 4.2%, from $1,605,306 for the six months ended June 30, 2005 to $1,672,435 for the same period in 2006. The additional expense can be attributed primarily to the adoption of SFAS 123(R) in the first quarter of 2006, which resulted in stock option compensation expense totaling approximately $98,000 for the first six months of 2006.
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
MBS’s facility rent and related costs totaled $256,895 for the six months ended June 30, 2006 as compared to $242,777 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs for the first half of 2006.
Facility rent and related costs associated with IPS’s affiliated medical groups and Orion’s corporate office totaled $507,103 for the six months ended June 30, 2006 compared to $539,406 for the same period in 2005. Rent expense related to the Company’s corporate office in Roswell, Georgia decreased for the first half of 2006 due to approximately $54,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.
In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with the Company’s former office in Houston, Texas totaled approximately $48,000 for the six months ended June 30, 2005.
Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $818,828 for the six months ended June 30, 2006, a decrease of $908,373 from the six months ended June 30, 2005.
For the six months ended June 30, 2006, depreciation expense related to the fixed assets of MBS totaled $34,836 as compared to $41,836 for the same period in 2005. Deprecation expense related to the fixed assets of IPS and Orion totaled $80,523 and $58,816 for the six months ended June 30, 2006 and 2005, respectively. Depreciation expense associated with fixed assets related to the Company’s former Houston, Texas office, which was closed in August 2005, totaled $22,768 for the six months ended June 30, 2005.

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
Amortization expense related to the MSAs for IPS’s affiliated medical groups totaled $172,422 and $209,341 for the six months ended June 30, 2006 and 2005, respectively. The decrease is directly related to the Sutter Settlement and the CARDC Settlement.
As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company’s tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $863,394 for the six months ended June 30, 2005. As a result of the dispositions related to the Company’s surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to the Company’s surgery center business, the Company impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the first half of 2006. (See “Discontinued Operations” for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)
Professional and Consulting Fees. For the six months ended June 30, 2006, professional and consulting fees totaled $707,112, a decrease of $224,528, or 24.1%, from the same period in 2005.
For the first six months of 2006, MBS recorded professional and consulting expenses totaling $88,476 as compared with $142,261 for the first six months of 2005, a decrease of $53,786. This change is primarily the result of a decrease in contract labor used in the first half of 2005 as a result of staffing shortages. This contract labor was not utilized in the first six months of 2006 because MBS’s position inventory is fully staffed.
IPS’s and Orion’s professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $653,835 for the six months ended June 30, 2005 to $618,636 for the six months ended June 30, 2006. The decrease is primarily the result of reduced legal fees and expenses related to the divestiture of the Company’s surgery and diagnostic business in 2005.
Insurance. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers’ liability insurance, decreased from $441,272 for the six months ended June 30, 2005 to $339,360 for the six months ended June 30, 2006. Insurance expense related to the directors and officers’ liability policies in the first half of 2005 included approximately $75,000 of premiums for run-off policies related to SurgiCare and IPS. The run-off policies were expensed fully in 2005.
Provision for Doubtful Accounts. The Company’s consolidated provision for doubtful accounts, or bad debt expense, decreased $337,689, or 53.0%, for the six months ended June 30, 2006 to $299,146. The entire provision for doubtful accounts for the six months ended June 30, 2006 related to IPS’s affiliated medical groups and accounted for 3.2% of IPS’s net operating revenues as compared to 6.3% of IPS’s net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS’s affiliated medical groups was 70.6% for the six months ended June 30, 2006, compared to 63.8% for the same period in 2005.
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
MBS’s other expenses totaled $556,621 for the six months ended June 30, 2006 as compared to $662,957 for the six months ended June 30, 2005. Of the total decrease, approximately $90,000 and $19,000 related to decreases in office supplies and postage and courier expenses, respectively, in the first six months of 2006 as compared to the same period in 2005. These expense fluctuations are the direct result of the decrease in net operating revenues in the first half of 2006. Additionally, MBS renegotiated its long distance rates in the fall of 2005, which resulted in approximately $39,000 in cost savings in the first six months of 2006 as compared to the same period in 2005.

For the six months ended June 30, 2006, IPS’s direct clinical expenses, other than salaries and benefits, totaled $1,146,920, an increase of $34,792 over direct clinical expenses in the first half of 2005, which totaled $1,112,128. Vaccine expenses accounted for approximately $43,000 of the total increase in direct clinical expenses in the first six months of 2006. IPS’s affiliated medical groups began using two new vaccines in late 2005 — Menactra and Decavac — which replaced lower-priced vaccines previously utilized by the medical groups.
The Company’s and IPS’s general and administrative expenses totaled $334,778 for the six months ended June 30, 2006, a decrease of $200,472 from the same period in 2005. Of the total decrease, approximately $198,000 relates to cost efficiencies and expense reductions as a result of the consolidation of corporate functions into the Company’s Roswell, Georgia office in August 2005.
Other Income and Expenses.
Interest Expense. Consolidated interest expense totaled $234,144 for the six months ended June 30, 2006, an increase of $83,752 from the same period in 2005. Interest expense activity in the first half of 2006, including increases from the first six months of 2005, can be explained generally by the following:
•	Brantley Debt. In March and April 2005, the Company borrowed an aggregate of $1,250,000 from Brantley Partners IV, L.P. (“Brantley IV”). (See “Liquidity and Capital Resources.”) Interest expense related to these notes totaled approximately $57,000 for the six months ended June 30, 2006.

•	MBS Notes. On April 19, 2006, the Company executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. This represented the retroactive purchase price increase due to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. The notes bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. Interest expense related to these notes totaled approximately $11,429 for the six months ended June 30, 2006.

•	Line of Credit. As part of the restructuring transactions, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement borrowing $1.6 million under this facility concurrently with the Closing. (See “Liquidity and Capital Resources” for additional discussion regarding the Loan and Security Agreement.) Interest expense related to this line of credit totaled $114,807 for the six months ended June 30, 2006, compared to $97,825 for the six months ended June 30, 2005. The increase in interest expense on the line of credit facility was a direct result of interest rate increases for the first six months of 2006 as compared to the same period in 2005. In December 2005, the Company received notification from CIT stating that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants. As a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to a default rate of prime rate plus 6% as compared to the stated interest rate of prime rate plus 3% as of the Closing. (See “Part II, Item 3. Defaults Upon Senior Securities” for additional discussion regarding the Company’s defaults under the Loan and Security Agreement.) The loan balance for this facility was $998,668 and $1,681,450 at June 30, 2006 and 2005, respectively. Additionally, the average prime rate for the first half of 2006 was 7.67% as compared to 5.67% for the same six-month period in 2005.
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
The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the six months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$161,679
Operating expenses	350,097

Net loss	$(188,418)

Balance sheet data:
Current assets	$—
Other assets	—

Total assets	$—

Current liabilities	$—
Other liabilities	—

Total liabilities	$—

Capital Allergy and Respiratory Disease Center (“CARDC”). On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the “CARDC Settlement”) with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. There were no operations for this component in the Company’s financial statements after March 31, 2005.
The following table contains selected financial statement data related to CARDC as of and for the six months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$848,373
Operating expenses	809,673

Net income	$38,700

Balance sheet data:
Current assets	$—
Other assets	—

Total assets	$—

Current liabilities	$—
Other liabilities	—

Total liabilities	$—

IntegriMED. On June 7, 2005, IntegriMED executed the IntegriMED Agreement with eClinicalWeb. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as ‘loss from operations of discontinued components’ for the six months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after June 30, 2005.
The following table contains selected financial statement data related to IntegriMED as of and for the six months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$191,771
Operating expenses	899,667

Net loss	$(707,896)

Balance sheet data:
Current assets	$(24,496)
Other assets	—

Total assets	$(24,496)

Current liabilities	$17,022
Other liabilities	—

Total liabilities	$17,022

TASC and TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. On September 30, 2005, the Company executed purchase agreements to sell its 51% ownership interest in TASC and its 41% ownership interest in TOM to Union. Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. The Company no longer has an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. Also as a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. In early 2006, the Company was notified by Union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, the Company recorded a charge for impairment of intangible assets of $1,021,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as `loss from operations of discontinued components’ for the six months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after September 30, 2005.
The following table contains selected financial statement data related to TASC and TOM as of and for the six months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$1,670,801
Operating expenses	1,630,806

Net income	$39,995

Balance sheet data:
Current assets	$794,831
Other assets	1,487,732

Total assets	$2,282,563

Current liabilities	$709,779
Other liabilities	907,390

Total liabilities	$1,617,169

Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets of $38,440 recorded in the fourth quarter of 2005) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as `loss from operations of discontinued components’ for the six months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after October 31, 2005.
The following table contains selected financial statement data related to Sutter as of and for the six months ended June 30, 2005:

June 30, 2005
Income statement data:
Net operating revenues	$216,319
Operating expenses	210,609

Net income	$5,710

Balance sheet data:
Current assets	$113,819
Other assets	15,033

Total assets	$128,852

Current liabilities	$7,839
Other liabilities	—

Total liabilities	$7,839

Memorial Village. As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company’s surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed the Memorial Agreement for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of the Company. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as `loss from operations of discontinued components’ for the six months ended June 30, 2006 and 2005, respectively. There were no operations for this component in the Company’s financial statements after March 31, 2006.
The following table contains selected financial statement data related to Memorial Village as of and for the six months ended June 30, 2006 and 2005, respectively:

June 30, 2006 and 2005, respectively:

	June 30, 2006	June 30, 2005
Income statement data:
Net operating revenues	$17,249	$1,268,852
Operating expenses	170,285	1,511,624

Net loss	$(153,036)	$(242,772)

Balance sheet data:
Current assets	$—	$861,111
Other assets	—	767,497

Total assets	$—	$1,628,608

Current liabilities	$—	$729,567
Other liabilities		725,884

Total liabilities	$—	$1,455,451

San Jacinto. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company, and is not consolidated in the Company’s financial statements. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. As a result of the uncertainty of future cash flows related to the surgery center business, and in conjunction with the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. The Company also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005. There were no operations for this component in the Company’s financial statements after March 31, 2006.
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
The following table summarizes the components of income (loss) from operations of discontinued components:

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

		(Restated)
Bellaire SurgiCare
Net loss	$—	(188,418)
Loss on disposal	—	(163,049)
CARDC
Net income	—	38,700
Gain on disposal	—	268,292
IntegriMED
Net loss	—	(707,896)
Loss on disposal	—	(47,101)
TASC and TOM
Net loss	—	39,995
Loss on disposal	—	(2,122,445)
Sutter
Net income	—	5,710
Memorial Village
Net loss	(153,036)	(242,772)
Gain (loss) on disposal	574,321	(3,229,462)
San Jacinto
Gain (loss) on disposal	94,066	(734,522)
Orion
Net income (loss)	61,039	(100,778)

Total income (loss) from operations of discontinued components, including net gain (loss) on disposal	$576,390	$(7,183,746)

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
Net cash used in financing activities totaled $962,970 for the six months ended June 30, 2006 as compared to $1,382,272 in net cash provided by financing activities for the six months ended June 30, 2005. The change in cash uses related to financing activities from 2005 to 2006 can be explained generally by the following:
•	Net repayments on the CIT revolving credit facility totaled $718,221 in the first six months of 2006, including approximately $300,000 in repayments related to discontinued operations;

•	As discussed below, in March and April of 2005, the Company borrowed an aggregate of $1,250,000 from Brantley IV.

•	The Company made aggregate payments in the amount of $112,500 in the first quarter of 2006 in satisfaction of a $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 for the six months ended June 30, 2006; and

•	The Company repaid approximately $200,000 in satisfaction of a working capital note from the sellers of MBS in the first quarter of 2006.
The Company’s unaudited consolidated condensed financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern. The Company incurred substantial operating losses during 2005, and has used substantial amounts of working capital in its operations. Additionally, as described more fully below, the Company received notification from CIT in December 2005 that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing the 2004 Mergers and restructuring transactions in December 2004, which are described under the caption “Company History,” and borrowing from related parties. On December 15, 2004, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement. Under this facility, initially up to $4,000,000 of loans could be made available to the Company, subject to a borrowing base. As discussed below, the amount available under this credit facility has been reduced. The Company borrowed $1,600,000 under this facility concurrently with the Closing. The interest rate under this facility is the prime rate plus 6%. Upon an event of default, CIT can accelerate the loans or call the Guaranties described below. (See “Part II, Item 3. Defaults Upon Senior Securities” for additional discussion regarding the Company’s defaults under the Loan and Security Agreement.) In connection with entering into this new facility, the Company also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.
Pursuant to a Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley IV to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the “Brantley Capital Guaranty” and collectively with the Brantley IV Guaranty, the “Guaranties”), dated as of December 15, 2004, provided by Brantley Capital Corporation (“Brantley Capital”) to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, the Company issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of June 30, 2006.

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
(iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “First Note Conversion Price”). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of June 30, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,098,644 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the “First and Second Note Amendment”) extending the First Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed a second amendment to the First Note (the “First and Second Note Second Amendment”) extending the First Note Maturity Date to October 15, 2006. A copy of the First and Second Note Second Amendment is attached hereto as Exhibit 10.1.
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
As of June 30, 2006, the Company’s existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company’s strategic plans and redirected financial resources and Company personnel to areas that management believes enhances long-term growth potential. On June 7, 2005, as described in “Discontinued Operations,” IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. These transactions are described in greater detail under the caption “Discontinued Operations.”
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

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the DCPS/MBS Merger in December 2004, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the MBS and DCPS equity. On July 14, 2006, 75,000 shares of Class A Common Stock were issued to certain employees and affiliates of MBS and DCPS.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 12, 2006. At the Annual Meeting, the stockholders voted on and approved each of the following proposals:

Proposal One:	To elect five directors of the Company to serve until the 2007 annual meeting of stockholders or until their respective successors are elected and qualified.

The following list indicates the number of votes received by each of the nominees for election to the Company’s board of directors in Proposal One:

	For	Withheld
Terrence L. Bauer	16,714,716	279,074
Paul H. Cascio	16,720,737	273,053
Michael J. Finn	16,933,439	60,351
David Crane	16,933,489	60,301
Joseph M. Valley	16,948,632	45,158

Proposal Two:	To ratify the the appointment of UHY Mann Frankfort Stein & Lipp CPAs, L.L.P. as the Company’s independent public auditors. Proposal Two was approved by holders of 69.7% of the outstanding share of the Company’s common stock (including Class A, Class B and Class C Common Stock) entitled to vote at the Annual Meeting. Specifically, a total of 16,949,333 shares were voted in favor of this proposal, 31,014 shares were voted against this proposal, and 13,443 shares abstained from voting on this proposal.
ITEM 6. EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Second Amendment to Convertible Subordinated Promissory Notes, dated as of August 8, 2006, by and between Orion HealthCorp, Inc. and Brantley Partners IV, L.P.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ORION HEALTHCORP, INC.

	By:	/s/ Terrence L. Bauer
Dated: November 9, 2006		Terrence L. Bauer
President, Chief Executive Officer and Director (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 9, 2006.

By:	/s/ Terrence L. Bauer Terrence L. Bauer	By:	/s/ Michael J. Finn* Michael J. Finn
	President, Chief Executive Officer and		Director
Director (Principal Executive Officer)

By:	/s/ Paul H. Cascio* Paul H. Cascio	By:	/s/ Joseph M. Valley, Jr.* Joseph M. Valley, Jr.
	Director and Non-Executive		Director
Chairman of the Board

By:	/s/ David Crane* David Crane	By:	/s/ Stephen H. Murdock Stephen H. Murdock
	Director		Chief Financial Officer
(Principal Accounting
and Financial Officer)
*By: /s/ Stephen H. Murdock
         Stephen H. Murdock
         Attorney-In-Fact

Exhibit Index

Exhibit No.	Description
Exhibit 10.1	Second Amendment to Convertible Subordinated Promissory Notes, dated as of August 8, 2006, by and between Orion HealthCorp, Inc. and Brantley Partners IV, L.P.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Section 1350 Certification

Exhibit 32.2	Section 1350 Certification

ORION HEALTHCORP, INC.

Orion HealthCorp, Inc.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)

Current assets
Cash and cash equivalents	$328,923	$298,807
Accounts receivable, net	2,329,863	2,798,304
Inventory	170,385	206,342
Prepaid expenses and other current assets	619,853	715,671
Assets held for sale	—	975,839

Total current assets	3,449,024	4,994,963

Property and equipment, net	639,617	741,966

Other long-term assets
Intangible assets, excluding goodwill, net	13,094,246	13,797,714
Goodwill	2,490,695	2,490,695
Other assets, net	64,043	92,432

Total other long-term assets	15,648,984	16,380,841

Total assets	$19,737,625	$22,117,770

Current Liabilities
Accounts payable and accrued expenses	$5,395,519	$6,738,278
Other current liabilities	—	25,000
Current portion of capital lease obligations	92,129	92,334
Current portion of long-term debt	3,439,897	4,231,674
Liabilities held for sale	—	452,027

Total current liabilities	8,927,545	11,539,313

Long-term liabilities
Capital lease obligations, net of current portion	168,105	213,600
Long-term debt, net of current portion	3,794,972	3,871,593
Minority interest in partnership	—	35,000

Total long-term liabilities	3,963,077	4,120,193

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, Class A, par value $0.001; 70,000,000 shares authorized, 12,713,776 and 12,428,042 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	12,713	12,428
Common Stock, Class B, par value $0.001; 25,000,000 shares authorized, 10,448,470 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	10,448	10,448
Common Stock, Class C, par value $0.001; 2,000,000 shares authorized, 1,437,572 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,438	1,438
Additional paid-in capital	57,025,443	56,928,016
Accumulated deficit	(50,164,721)	(50,455,748)
Treasury stock — at cost; 9,140 shares	(38,318)	(38,318)

Total stockholders’ equity	6,847,003	6,458,264

Total liabilities and stockholders’ equity	$19,737,625	$22,117,770

The accompanying notes are an integral part of these consolidated condensed financial statements.

Orion HealthCorp, Inc.

Consolidated Condensed Statements of Operations

	For the Three Months
	Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)

Net operating revenues	$6,931,714	$7,651,291
Operating expenses
Salaries and benefits	2,773,316	3,156,954
Physician group distribution	1,920,041	2,270,672
Facility rent and related costs	390,890	430,259
Depreciation and amortization	408,930	843,979
Professional and consulting fees	361,044	516,079
Insurance	158,121	228,768
Provision for doubtful accounts	140,396	298,326
Other expenses	1,134,022	1,240,771

Total operating expenses	7,286,760	8,985,808

Loss from continuing operations before other income (expenses)	(355,046)	(1,334,517)

Other income (expenses)
Interest expense	(121,631)	(94,094)
Other expense, net	(4,488)	(16,353)

Total other income (expenses), net	(126,119)	(110,447)

Loss from continuing operations	(481,165)	(1,444,964)
Discontinued operations
Income (loss) from operations of discontinued components, including net loss on disposal of $6,371,863 for the three months ended June 30, 2005	968	(6,902,825)

Net loss	$(480,197)	$(8,347,789)

Weighted average common shares outstanding
Basic	12,591,319	9,246,425
Diluted	12,591,319	9,246,425
Loss per share
Basic
Net loss per share from continuing operations	$(0.04)	$(0.15)
Net loss per share from discontinued operations	—	(0.75)

Net loss per share	$(0.04)	$(0.90)

Diluted
Net loss per share from continuing operations	$(0.04)	$(0.15)
Net loss per share from discontinued operations	—	(0.75)

Net loss per share	$(0.04)	$(0.90)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Orion HealthCorp, Inc.

Consolidated Condensed Statements of Operations

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)

Net operating revenues	$14,085,728	$15,281,113
Operating expenses
Salaries and benefits	5,535,247	6,205,856
Physician group distribution	4,023,346	4,603,758
Facility rent and related costs	792,276	858,099
Depreciation and amortization	818,828	1,727,201
Professional and consulting fees	707,112	931,640
Insurance	339,360	441,272
Provision for doubtful accounts	299,146	636,835
Other expenses	2,272,944	2,550,096

Total operating expenses	14,788,259	17,954,757

Loss from continuing operations before other income (expenses)	(702,531)	(2,673,644)

Other income (expenses)
Interest expense	(234,144)	(150,391)
Gain on forgiveness of debt	665,463	—
Other expense, net	(14,151)	(18,977)

Total other income (expenses), net	417,168	(169,368)

Minority interest earnings in partnership	—	(1,660)

Loss from continuing operations	(285,363)	(2,844,672)
Discontinued operations
Income (loss) from operations of discontinued components, including net gain (loss) on disposal of $668,387 and $5,293,765 for the six months ended June 30, 2006 and 2005, respectively	576,390	(7,183,746)

Net income (loss)	$291,027	$(10,028,418)

Weighted average common shares outstanding
Basic	12,510,131	8,958,080
Diluted	89,319,164	8,958,080
Income (loss) per share
Basic
Net loss per share from continuing operations	$(0.02)	$(0.32)
Net income (loss) per share from discontinued operations	0.05	(0.80)

Net income (loss) per share	$0.03	$(1.12)

Diluted
Net loss per share from continuing operations	$(0.00)	$(0.32)
Net income (loss) per share from discontinued operations	0.01	(0.80)

Net income (loss) per share	$0.01	$(1.12)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Orion HealthCorp, Inc.

Consolidated Condensed Statements of Cash Flows

	For the Three Months
	Ended June 30,
	2006	2005
		“Revised” (Restated)

Operating activities
Net loss	$(480,197)	$(8,347,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	140,396	298,326
Depreciation and amortization	408,930	843,979
Stock option compensation expense	49,641	—
Conversion of notes payable to common stock	—	31,855
Impact of discontinued operations	—	6,828,826
Changes in operating assets and liabilities:
Accounts receivable	27,450	(307,923)
Inventory	27,553	(23,766)
Prepaid expenses and other assets	(89,095)	174,287
Other assets	12,339	(14,706)
Accounts payable and accrued expenses	(39,844)	(479,198)
Deferred revenues and other liabilities	—	45,014

Net cash provided by (used in) operating activities	57,173	(951,095)

Investing activities
Sale (purchase) of property and equipment	(11,743)	12,051

Net cash provided by (used in) investing activities	(11,743)	12,051

Financing activities
Net repayments of capital lease obligations	(22,010)	(76,073)
Net borrowings (repayments) on line of credit	(163,991)	595,786
Net repayments of notes payable	(5,495)	—
Net borrowings (repayments) of other obligations	(22,561)	118,066

Net cash provided by (used in) financing activities	(214,057)	637,779

Net decrease in cash and cash equivalents	(168,627)	(301,265)
Cash and cash equivalents, beginning of quarter	497,550	612,348

Cash and cash equivalents, end of quarter	$328,923	$311,083

Supplemental cash flow information
Cash paid during the quarter for
Income taxes	$—	$—
Interest	$93,194	$62,882

Beginning in the fourth quarter of 2005, the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.

Consolidated Condensed Statements of Cash Flows

	For the Six Months
	Ended June 30,
	2006	2005
		“Revised” (Restated)

Operating activities
Net income (loss)	$291,027	$(10,028,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in earnings of partnerships	—	1,660
Provision for doubtful accounts	299,146	636,835
Depreciation and amortization	818,828	1,727,201
Gain on forgiveness of debt	(665,463)	—
Stock option compensation expense	97,712	—
Conversion of notes payable to common stock	—	57,886
Impact of discontinued operations	230,744	6,635,059
Changes in operating assets and liabilities:
Accounts receivable	169,295	(897,899)
Inventory	35,957	(25,238)
Prepaid expenses and other assets	(85,912)	(82,691)
Other assets	12,942	(8,594)
Accounts payable and accrued expenses	(628,424)	149,951
Deferred revenues and other liabilities	—	29,018

Net cash provided by (used in) operating activities	575,852	(1,805,230)

Investing activities
Sale (purchase) of property and equipment	(13,010)	32,195
Impact of discontinued operations	430,244	—

Net cash provided by investing activities	417,234	32,195

Financing activities
Net repayments of capital lease obligations	(45,700)	(125,650)
Net borrowings (repayments) on line of credit	(418,221)	364,514
Net borrowings of notes payable	—	1,402,460
Net repayments of notes payable	(325,189)	—
Net borrowings (repayments) of other obligations	126,140	(259,052)
Impact of discontinued operations	(300,000)	—

Net cash provided by (used in) financing activities	(962,970)	1,382,272

Net increase (decrease) in cash and cash equivalents	30,116	(390,763)
Cash and cash equivalents, beginning of period	298,807	701,846

Cash and cash equivalents, end of period	$328,923	$311,083

Supplemental cash flow information
Cash paid during the period for
Income taxes	$—	$—
Interest	$177,581	$119,179

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

The unaudited consolidated condensed financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Orion’s results for the three months and six months ended June 30, 2006 and 2005 include the results of IPS, MBS and the Company’s ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes therein included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Description of Business

Orion is a healthcare services organization providing outsourced business services to physicians. The Company serves the physician market through two subsidiaries, Medical Billing Services, Inc. (“MBS”), which provides billing, collection and practice management services, primarily to hospital-based physicians; and Integrated Physician Solutions, Inc. (“IPS”), which provides business and management services to general and subspecialty pediatric physician practices.

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

On March 1, 2005, the Company closed its wholly owned subsidiary, Bellaire SurgiCare, Inc. (“Bellaire SurgiCare”), and consolidated its operations with the operations of SurgiCare Memorial Village, L.P. (“Memorial Village”).

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

The Company has financed its growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing a series of acquisitions and restructuring transactions (the “Restructuring”), which occurred in December 2004, and borrowing from related parties. In connection with the closing of these transactions, the Company entered into a new secured two-year revolving credit facility pursuant to a Loan and Security Agreement (the “Loan and Security Agreement”), dated December 15, 2004, by and among Orion, certain of its affiliates and subsidiaries, and CIT. Under this facility, initially up to $4,000,000 of loans could be made available to Orion, subject to a borrowing base, which is determined based on a percentage of eligible outstanding accounts receivable less than 180 days old. As discussed below, the amount available under this credit facility has been reduced. Orion borrowed $1,600,000 under this facility concurrently with the closing of the Restructuring. The interest rate under this facility is the prime rate plus 6%. Upon an event of default, CIT can accelerate the loans or call the Guaranties described below. (See Note 10. Long-Term Debt and Lines of Credit, for additional discussion regarding the Company’s defaults under the Loan and Security Agreement.) In connection with entering into this new facility, Orion also restructured its previously-existing debt facilities, which resulted in a decrease in aggregate debt owed to DVI Business Credit Corporation and DVI Financial Services, Inc. (collectively, “DVI”) from approximately $10.1 million to a combined principal amount of approximately $6.5 million, of which approximately $2.0 million was paid at the Closing.

Pursuant to a Guaranty Agreement (the “Brantley IV Guaranty”), dated as of December 15, 2004, provided by Brantley Partners IV, L.P. (“Brantley IV”) to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the “Brantley Capital Guaranty” and collectively with the Brantley IV Guaranty, the “Guaranties”), dated as of December 15, 2004, provided by Brantley Capital Corporation (“Brantley Capital”) to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of June 30, 2006.

On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the “First Loan”). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the “First Note”) payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company’s outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First Note is due in a lump sum on April 19, 2006 (the “First Note Maturity Date”); (iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the “First Note Conversion Price”). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of June 30, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,098,644 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the “First and Second Note Amendment”) extending the First Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed a second amendment to the First Note (the “First and Second Note Second Amendment”) extending the First Note Maturity Date to October 15, 2006.

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

As of June 30, 2006, the Company’s existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company’s growth and enhance its future earnings potential. The plan focuses on the Company’s strengths, which include providing billing, collections and complementary business management services to physician practices. A fundamental component of the Company’s plan is the selective consideration of accretive acquisition opportunities in these core business sectors. In addition, the Company ceased investment in business lines that did not complement the Company’s strategic plans and redirected financial resources and Company personnel to areas that management believes enhance long-term growth potential. On June 7, 2005, as described in Note 1. General — Description of Business — Integrated Physician Solutions, IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. (See Note 1. General — Description of Business — Ambulatory Surgery Center Business).

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

Note 3.	Revenue Recognition

MBS’s principal source of revenues is fees charged to clients based on a percentage of net collections of the client’s accounts receivable. MBS recognizes revenue and bills it clients when the clients receive payment on those accounts receivable. MBS typically receives payment from the client within 30 days of billing. The fees vary

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

The following table summarizes key financial information, by reportable segment, as of and for the three months and six months ended June 30, 2006 and 2005, respectively:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2006
	IPS	MBS	Total	IPS	MBS	Total

Net operating revenues	$4,468,756	$2,361,762	$6,830,518	$9,149,031	$4,756,052	$13,905,083
Income from continuing operations	229,831	149,321	379,152	488,092	338,890	826,982
Depreciation and amortization	107,883	282,773	390,656	216,488	565,883	782,371
Total assets	8,220,192	10,043,365	18,263,557	8,220,192	10,043,365	18,263,557

	For the Three Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2005
	IPS	MBS	Total	IPS	MBS	Total

Net operating revenues	$4,980,618	$2,653,017	$7,633,635	$10,045,992	$5,193,532	$15,239,524
Income from continuing operations	292,174	262,225	554,399	542,512	462,898	1,005,410
Depreciation and amortization	103,789	285,742	389,531	245,010	572,882	817,892
Total assets	9,799,965	10,474,085	20,274,050	9,799,965	10,474,085	20,274,050

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion’s consolidated balance sheets and statements of operations as of and for the three months and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

		(Restated)		(Restated)

Net operating revenues:
Total net operating revenues for reportable segments	$6,830,518	$7,633,635	$13,905,083	$15,239,524
Corporate revenue	101,196	17,656	180,644	41,589

Total consolidated net operating revenues	$6,931,714	$7,651,291	$14,085,727	$15,281,113

Loss from continuing operations:
Total income from continuing operations for reportable segments	$379,152	$554,399	$826,982	$1,005,410
Extraordinary gain	—	—	665,463	—
Corporate overhead	(860,317)	(1,999,363)	(1,777,808)	(3,850,082)

Total consolidated from continuing operations	$(481,165)	$(1,444,964)	$(285,363)	$(2,844,672)

Depreciation and amortization
Total depreciation and amortization for reportable segments	$390,656	$389,531	$782,371	$817,892

Corporate depreciation and amortization	18,274	454,448	36,457	909,309

Total consolidated depreciation and amortization	$408,930	$843,979	$818,828	$1,727,201

Total assets:
Total assets for reportable segments	$18,263,557	$20,274,050	$18,263,557	$20,274,050
Corporate assets	1,474,068	785,171	1,474,068	785,171
Assets held for sale or related to discontinued operations(1)	—	13,253,261	—	13,253,261

Total consolidated assets	$19,737,625	$34,312,482	$19,737,625	$34,312,482

(1)	The balance at June 30, 2005 includes $9,179,336 of intangible assets and goodwill that were impaired in 2005.

Note 6.	Goodwill and Intangible Assets

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

As a result of the CARDC Settlement described in Note 1. General — Description of Business — Integrated Physician Solutions, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. In preparation for this pending transaction, the Company tested the identifiable intangible assets related to the surgery center business using the present value of cash flows method as of June 30, 2005. Based on the pending sales transaction involving TASC and TOM, as well as the uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC, TOM and Memorial Village were impaired and recorded a charge for impairment of intangible assets of $6,362,849 for the quarter ended June 30, 2005. The sale of the Company’s interests in TASC and TOM was completed effective as of October 1, 2005. (See Note 1. General — Description of Business — Ambulatory Surgery Center Business).

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

As described in Note 1. General — Description of Business — Ambulatory Surgery Center Business, effective January 31, 2006 and March 1, 2006, respectively, the Company executed Asset Purchase Agreements to sell substantially all of the assets of Memorial Village and San Jacinto. Also in the first quarter of 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA and TOM MSA. As a result of the sales of Memorial Village and San Jacinto, as well as the termination of the TASC MSA and TOM MSA, the Company no longer has an ownership or management interest in any ambulatory surgery centers and, as such, the Company tested the remaining identifiable intangible assets related to the surgery centers from the IPS Merger at December 31, 2005. Based on the terminations of the TASC MSA and TOM MSA, as well as the sales of Memorial Village and San Jacinto, the Company determined that the management contracts associated with TASC and TOM were impaired and recorded an additional charge for impairment of intangible assets of $1,163,830 for the quarter ended December 31, 2005.

As a result of the Sutter Settlement, which is described in Note 1. General — Description of Business — Integrated Physician Solutions, the Company also recorded an additional $38,440 charge for impairment of intangible assets for the quarter ended December 31, 2005.

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$(480,197)	$(8,347,789)	$291,027	$(10,028,418)
Weighted average number of shares of Class A Common Stock outstanding for basic net income (loss) per share	12,591,319	9,246,425	12,510,131	8,958,080
Dilutive stock options, warrants and restricted stock units(1)	(5)	(a)	2,612,347	(a)
Convertible notes payable(2)	(5)	(b)	1,687,200	(b)
Class B Common Stock(3)	(5)	(c)	57,623,732	(c)
Class C Common Stock(4)	(5)	(d)	14,885,754	(d)
Weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share	12,591,319	9,246,425	89,319,164	8,958,080
Net income (loss) per share — Basic	$(0.04)	$(0.90)	$0.03	$(1.12)
Net income (loss) per share — Diluted	$(0.04)	$(0.90)	$0.01	$(1.12)

(1)	2,612,347 options, warrants and restricted stock units were outstanding as of June 30, 2006.

(2)	$1,300,000 of notes were convertible into Class A Common Stock at June 30, 2006. Of the total, $50,000 was convertible into 349,224 shares of Class A Common Stock based on a conversion price equal to 75% of the average closing price for the 20 trading days immediately prior to June 30, 2006. The remaining $1,250,000 was convertible into 1,337,976 shares of Class A Common Stock at June 30, 2006.

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

(3)	10,448,470 shares of Class B Common Stock were outstanding at June 30, 2006. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and a nine percent (9%) return on the original purchase price for the Class B Common Stock without compounding, from the date of issuance through the date of conversion. As of June 30, 2006, each share of Class B Common Stock was convertible into 5.515040151157 shares of Class A Common Stock.

(4)	1,437,572 shares of Class C Common Stock were outstanding at June 30, 2006. Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below. If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock (the “Anti-Dilution Option”). The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the 2004 Mergers. If all of the Class B Common Stock had been converted at June 30, 2006, the holders of Class C Common Stock would have been eligible to convert 1,308,142 shares of Class C Common Stock into 14,885,754 shares of Class A Common Stock under the anti-dilution provision.

(5)	The potentially dilutive securities listed in (1) — (4), above, are not included in the calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share for the three months ended June 30, 2006, because the effect would be anti-dilutive due to the net loss for the quarter:

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

At June 30, 2006, the Company had two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and applied SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. The Company grants options at or above the market price of its common stock at the date of each grant.

On June 17, 2005, the Company granted 1,357,000 stock options to certain employees, officers, directors and former directors of the Company under the Company’s 2004 Incentive Plan, as amended. In the third quarter of 2005, stock options totaling 360,000 to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions duplicated at the Company’s Houston, Texas and Roswell, Georgia facilities. On May 12, 2006, the Company granted 102,000 stock options to certain employees and directors of the Company under the Company’s 2004 Incentive Plan, as amended.

On August 31, 2005, the Company granted 650,000 restricted stock units to certain officers of the Company under the Company’s 2004 Incentive Plan, as amended. No restricted stock units have been granted in 2006.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimated expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in the Company’s financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the three months and six months ended June 30, 2006, the impact of adopting SFAS No. 123(R) on the Company’s consolidated condensed statements of operations was an increase in salaries and benefits expense of $49,642 and $97,713, respectively, with a corresponding decrease in the Company’s income from continuing operations, income before provision for income taxes and net income resulting from the recognition of

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

compensation expense associated with employee stock options. There was no material impact on the Company’s basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R) has no effect on net cash flow. Since the Company is not presently a taxpayer and has provided a valuation allowance against deferred income tax assets net of liabilities, there is also no effect on the Company’s consolidated statement of cash flows. Had the Company been a taxpayer, the Company would have recognized cash flow resulting from tax deductions in excess of recognized compensation cost as a financing cash flow.

The following table illustrates the pro forma net income and earnings per share that would have resulted in the three months and six months ended June 30, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three months and six months ended June 30, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No. 123(R).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss) — as reported	$(480,197)	$(8,347,789)	$291,027	$(10,028,418)
Add: Stock-based employee compensation included in net income (loss)	49,642	—	97,713	—
Deduct: Total stock-based employee compensation (expense determined under the fair value-based method for all awards), net of tax effect	(49,642)	(42,775)	(97,713)	(69,137)

Net loss — pro forma	$(480,197)	$(8,390,564)	$291,027	$(10,097,555)

Net loss per share:
Basic — as reported	$(0.04)	$(0.90)	$0.03	$(1.12)
Basic — pro forma	$(0.04)	$(0.91)	$0.03	$(1.13)
Diluted — as reported	$(0.04)	$(0.90)	$0.01	$(1.12)
Diluted — pro forma	$(0.04)	$(0.91)	$0.00	$(1.13)

Note 9.	Discontinued Operations

Bellaire SurgiCare.  As of the Closing, the Company’s management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, the Company closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. The Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, the Company recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. The Company also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as ‘loss from operations of discontinued components’ for the three months and six months ended June 30, 2005. There were no operations for this component after March 31, 2005.

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Income statement data:
Net operating revenues	$—	$161,679
Operating expenses	—	350,097

Net loss	$—	$(188,418)

Balance sheet data:
Current assets	$—	$—
Other assets	—	—

Total assets	$—	$—

Current liabilities	$—	$—
Other liabilities	—	—

Total liabilities	$—	$—

CARDC.  On April 1, 2005, IPS entered into the CARDC Settlement with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, the Company recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. The Company also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, the Company reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as ‘loss from operations of discontinued components’ for the three months and six months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after March 31, 2005.

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The following table contains selected financial statement data related to CARDC as of and for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Income statement data:
Net operating revenues	$—	$848,373
Operating expenses	—	809,673

Net loss	$—	$38,700

Balance sheet data:
Current assets	$—	$—
Other assets	—	—

Total assets	$—	$—

Current liabilities	$—	$—
Other liabilities	—	—

Total liabilities	$—	$—

IntegriMED.  On June 7, 2005, as described in Note 1. General — Description of Business — Integrated Physician Solutions, IPS executed an Asset Purchase Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as ‘loss from operations of discontinued components’ for the three months and six months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after June 30, 2005.

The following table contains selected financial statement data related to IntegriMED as of and for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Income statement data:
Net operating revenues	$82,155	$191,771
Operating expenses	392,931	899,667

Net loss	$(310,776)	$(707,896)

Balance sheet data:
Current assets	$(24,496)	$(24,496)
Other assets	—	—

Total assets	$(24,496)	$(24,496)

Current liabilities	$17,022	$17,022
Other liabilities	—	—

Total liabilities	$17,022	$17,022

TASC and TOM.  On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in TASC and TOM in Dover, Ohio. These transactions, which were consummated on September 30, 2005, were deemed to be effective as of October 1, 2005, and are described in greater detail in Note 1. General — Description of Business — Ambulatory Surgery Center Business. As a result of these transactions, as well as the

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

uncertainty of future cash flows related to the Company’s surgery center business, the Company determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. As a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. In early 2006, the Company was notified by union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, the Company recorded a charge for impairment of intangible assets of $1,012,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as ‘loss from operations of discontinued components’ for the three months and six months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after September 30, 2005.

The following table contains selected financial statement data related to TASC and TOM as of and for the three months and six months ended June 30 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Income statement data:
Net operating revenues	$873,959	$1,670,801
Operating expenses	799,418	1,630,806

Net income	$74,541	$39,995

Balance sheet data:
Current assets	$794,831	$794,831
Other assets	1,487,732	1,487,732

Total assets	$2,282,563	$2,282,563

Current liabilities	$709,779	$709,779
Other liabilities	907,390	907,390

Total liabilities	$1,617,169	$1,617,169

Sutter.  On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter’s practice, in exchange for termination of the MSA between IPS and Dr. Sutter. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, the Company recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets of $38,440 recorded in the fourth quarter of 2005) of $279 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated condensed statements of operations as ‘loss from operations of discontinued components’ for the three months and six months ended June 30, 2005. There were no operations for this component in the Company’s financial statements after October 31, 2005.

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The following table contains selected financial statement data related to Sutter as of and for the three months and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Income statement data:
Net operating revenues	$107,419	$216,319
Operating expenses	105,171	210,609

Net income	$2,248	$5,710

Balance sheet data:
Current assets	$113,819	$113,819
Other assets	15,033	15,033

Total assets	$128,852	$128,852

Current liabilities	$7,839	$7,839
Other liabilities	—	—

Total liabilities	$7,839	$7,839

Memorial Village.  As a result of the uncertainty of future cash flows related to the Company’s surgery center business as well as the transactions involving TASC and TOM, the Company determined that the joint venture interest associated with the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company’s equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company’s surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. As described in Note 1. General — Description of Business — Ambulatory Surgery Center Business, effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company’s consolidated statements of operations as ‘loss from operations of discontinued components’ for the three months and six months ended June 30, 2006 and 2005, respectively.

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The following table contains selected financial statement data related to Memorial Village as of and for the three months and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Income statement data:
Net operating revenues	$—	$684,676	$17,249	$1,268,852
Operating expenses	—	812,407	170,285	1,511,624

Net loss	$—	$(127,731)	$(153,036)	$(242,772)

Balance sheet data:
Current assets	$—	$861,111	$—	$861,111
Other assets	—	767,497	—	767,497

Total assets	$—	$1,628,608	$—	$1,628,608

Current liabilities	$—	$729,567	$—	$729,567
Other liabilities		725,884		725,884

Total liabilities	$—	$1,455,451	$—	$1,455,451

San Jacinto.  As described in Note 1. General — Description of Business — Ambulatory Surgery Center Business, effective March 1, 2006, the Company executed an Asset Purchase Agreements to sell substantially all of the assets of San Jacinto, which is 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of the Company and is not consolidated in the Company’s financial statements. As a result of the uncertainty of future cash flows related to the Company’s surgery center business, and in conjunction with the transactions involving TASC and Tom the Company determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. The Company also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005.

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

The following table summarizes the components of income (loss) from operations of discontinued components:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(Restated)		(Restated)

Bellaire SurgiCare
Net loss	$—	$—	$—	(188,418)
Loss on disposal	—	—	—	(163,049)
CARDC
Net income	—	—	—	38,700
Gain on disposal	—	(238,333)	—	268,292
IntegriMED
Net loss	—	(310,776)	—	(707,896)
Loss on disposal	—	(47,101)	—	(47,101)
TASC and TOM
Net income	—	74,541	—	39,995
Loss on disposal	—	(2,122,445)	—	(2,122,445)
Sutter
Net income	—	2,248	—	5,710
Memorial Village
Net loss	—	(127,731)	(153,036)	(242,772)
Gain (loss) on disposal	—	(3,229,462)	574,321	(3,229,462)
San Jacinto
Gain (loss) on disposal	—	(734,522)	94,066	(734,522)
Orion
Net income	968	(169,244)	61,039	(100,778)

Total income (loss) from operations of discontinued components, including net gain (loss) on disposal	$968	$(6,902,825)	$576,390	$(7,183,746)

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

Note 10.	Long-Term Debt

Long-term debt is as follows:

	As of
	June 30, 2006	December 31, 2005

Promissory note due to sellers of MBS, bearing interest at 8%, interest payable monthly or on demand, matures December 15, 2007	$1,714,336	$1,000,000
Working capital due to sellers of MBS, due on demand	—	199,697
Term loan with a financial institution, non-interest bearing, matures November 15, 2010, net of accretion of $654,418 and $641,467, respectively	3,095,725	3,108,677
Revolving line of credit with a financial institution, bearing interest at 6.5%, interest payable monthly or on demand(1)	—	778,005
$2,300,000 revolving line of credit, bearing interest at prime (8.25% at June 30, 2006) plus 6%, interest payable monthly, matures December 14, 2006(2)	998,668	1,703,277
Convertible notes, bearing interest at 18%, interest payable monthly, convertible on demand	50,000	50,000
Note payable due to a related party, bearing interest at 6%, interest payable monthly, due on demand	—	13,611
Insurance financing note payable, bearing interest at 5.25%, interest payable monthly	126,140	—
Convertible promissory notes due to a related party, bearing interest at 9%, matures October 15, 2006	1,250,000	1,250,000

Total long-term debt	7,234,869	8,103,267
Less: current portion of long-term debt	(3,439,897)	(4,231,674)

Long-term debt, net of current portion	$3,794,972	$3,871,593

(1)	As of March 13, 2006, the Company had retired approximately $778,000 of debt at a discounted price of $112,500.

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

Orion HealthCorp, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements — (Continued)

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

In connection with the DCPS/MBS Merger in December 2004, 75,758 shares of Orion’s Class A Common Stock were reserved for issuance at the direction of the sellers of the MBS and DCPS equity. On July 14, 2006, 75,000 shares of Class A Common Stock were issued to certain employees and affiliates of MBS and DCPS.

On August 8, 2006, Brantley IV and the Company executed the First and Second Note Second Amendment, which extends the First Note Maturity Date and Second Note Maturity Date to October 15, 2006. (See Note 2. Going Concern).
Note 13. Restatement of Financial Statements

On November 1, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (the “SEC”) in connection with their review of the Company’s preliminary proxy statement on Schedule 14A filed with the SEC on September 11, 2006. In connection with the receipt of these comments, the Company determined that the Company’s presentation of the “charge for impairment of intangible assets” in continuing operations rather than in discontinued operations was inconsistent with the guidelines set forth under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s historical unaudited consolidated condensed statements of operations and statements of cash flows for the three months and six months ended June 30, 2005 have been restated to reflect the reclassification of the “charge for impairment of intangible assets” of $6,362,849 from continuing operations to discontinued operations. The reclassification had no effect on the consolidated net income or cash flows of the Company for the periods presented.