Form 10QSB
period 2006-09-30
ORION HEALTHCORP INC
filed 2006-11-13
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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


   SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                         WHICH REGISTERED
--------------------------------------------------  ---------------------------
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

                                 Yes [_] No [X]


As of November 10, 2006, 12,913,776 shares of the registrant's Class A Common Stock, par value $0.001, were outstanding, 10,448,470 shares of the registrant's Class B Common Stock, par value $0.001, were outstanding and 1,437,572 shares of the registrant's Class C Common Stock, par value $0.001, were outstanding.


Transitional Small Business Disclosure Format:

                                 Yes [_] No [X]

                             ORION HEALTHCORP, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

     ITEM NUMBER                                                   PAGE NUMBER
     ------------                                                  -----------

                         PART I - FINANCIAL INFORMATION

     1.  Financial Statements                                             1
     2.  Management's Discussion and Analysis or Plan of Operation        1
     3.  Controls and Procedures                                         28
                           PART II - OTHER INFORMATION
     1.  Legal Proceedings                                               28
     2.  Unregistered Sales of Equity Securities and Use of Proceeds
     3.  Defaults Upon Senior Securities                                 28
     6.  Exhibits                                                        29
         SIGNATURES                                                      30
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

         The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of Orion HealthCorp, Inc. and its affiliated companies ("Orion" or the "Company") described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts. Any number of factors could affect future operations and results, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, the loss of major customers, increases in labor and employee benefit costs, the failure to obtain continued forbearance on the Company's revolving lines of credit as a result of the Company's default of its financial covenants, increases in interest rates on the Company's indebtedness as well as general market conditions, competition and pricing, and the Company's ability to successfully implement its business strategies, including the impact and expense of any potential acquisitions and the ability to obtain necessary approvals and financing. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

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

OVERVIEW

         Orion is a healthcare services organization providing outsourced business services to physicians, serving the physician market through two subsidiaries, Medical Billing Services, Inc. ("MBS") and Integrated Physician Solutions, Inc. ("IPS"). MBS provides billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists. MBS currently provides services to approximately 59 clients, representing 339 physicians. IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. IPS currently provides services to five pediatric groups in Illinois and Ohio, representing 37 physicians. The Company believes the core competency of the Company is its long-term experience and success in working with and creating value for physicians.

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

STRATEGIC FOCUS

         In 2005, the Company initiated a strategic plan designed to accelerate its growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. In 2005 and early 2006, the Company divested certain non-strategic assets and ceased investment in business lines that did not complement the Company's strategic plans, redirecting financial resources and company personnel to areas that management believes enhances long-term growth potential. With the completion of these divestitures, the Company no longer has any ownership or management interests in ambulatory surgery and diagnostic centers.

         The Company believes that it is now positioned to focus on its physician services business and the physician billing and collections market, leveraging its existing presence to expand into additional geographic regions and increase the range of services it provides to physicians, and has identified several acquisition opportunities to expand its business that are consistent with its strategic plan. The Company signed definitive agreements in September 2006 for the acquisition of two of these targets and plans to consummate the transactions in the fourth quarter of 2006. The Company also entered into definitive agreements for additional equity and mezzanine debt financing in September 2006, which it expects to consummate simultaneously with the two acquisitions. On November 9, 2006, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") on Form DEF14A with respect to the transactions contemplated by the definitive agreements, which are described in greater detail below, and set a special stockholders meeting date of November 27, 2006 for approval of certain changes in corporate structure which will enable the Company to consummate the transactions.

         The first acquisition involves the purchase of all of the issued and outstanding capital stock of Rand Medical Billing, Inc ("Rand"). Rand is a full service billing agency, providing medical billing exclusively for anatomic and clinical pathology practices located in Simi Valley, California.

         On September 8, 2006 the Company entered into a Stock Purchase Agreement (the "Rand Stock Purchase Agreement") with Rand Medical Billing, Inc. and the stockholder of Rand to purchase all of the issued and outstanding capital stock of Rand for an aggregate purchase price of $9,365,333, subject to adjustments conditioned upon future revenue results. A portion of the purchase price is payable by the issuance of such number of shares of the Company's Class A Common Stock having a value of $600,000 based on the average closing price per share of the Company's Class A Common Stock for the twenty day period prior to the closing of the Rand acquisition. The remainder of the purchase price is payable in a combination of cash and the issuance of an unsecured subordinated promissory note in the original principal amount of $1,365,333. At the closing of the Rand acquisition, $6,800,000 of the purchase price will be paid in cash and the balance will be placed in escrow (including the shares of the Company's Class A Common Stock) pending resolution of the purchase price adjustments and subject to claims, if any, for indemnification. The Rand Stock Purchase Agreement is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 11, 2006.

         The second acquisition involves the purchase of all the issued and outstanding capital stock of two related companies, On Line Alternatives, Inc. ("OLA") and On Line Payroll Services, Inc. ("OLP") (collectively, "Online").

         OLA is an outsourcing company providing data entry, insurance filing, patient statements, payment posting, collection follow-up and patient refund processing to medical practices. Most of OLA's customers are hospital-based physician practices including radiology, neurology and emergency medicine. Customers also include some other specialties as plastic surgery, family practice, internal medicine and orthopedics. All billing functions are the responsibility of OLA, and include credentialing and accounts payable processing. OLA also has a group of contract transcriptionists who work out of their homes and OLA offers these services to clients as well.

         OLP provides payroll processing services to small businesses, a few of which are also customers of OLA. OLP provides payroll services including direct deposit, time clock interface and tax reporting to clients in Alabama, Florida, Georgia, Louisiana, Mississippi, Tennessee and Texas.

         On September 8, 2006 the Company entered into a Stock Purchase Agreement (the "Online Stock Purchase Agreement") with OLA, OLP and the stockholders of each of OLA and OLP to purchase all of the issued and outstanding capital stock of both OLA and OLP for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price is payable in a combination of cash and the issuance of unsecured subordinated promissory notes. At the closing of the On Line acquisition, $2,476,943 of the purchase price will be paid in cash and the remainder through the issuance of an unsecured subordinated promissory note in the original principal amount of $833,981. The Company also has an option to pay up to $75,000 of the purchase price in the form of an additional unsecured promissory note in lieu of cash at the closing. The Online Stock Purchase Agreement is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 11, 2006.

         Both the Rand Stock Purchase Agreement and the Online Stock Purchase Agreement contain customary representations and warranties and terms and conditions to closing.

         In addition to the Rand Stock Purchase Agreement and the Online Stock Purchase Agreement, the Company also entered into a Stock Purchase Agreement on September 8, 2006 with Phoenix Life Insurance Company ("Phoenix") and Brantley Partners IV, L.P. ("Brantley IV") (the "Stock Purchase Agreement"). Pursuant to the terms of the Stock Purchase Agreement, Phoenix and Brantley IV will purchase, for an aggregate purchase price of $4,650,000, shares of the Company's Class D Common Stock representing upon conversion 19.375% of the Company's outstanding Class A Common Stock as of the date of issuance of the Class D Common Stock, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation. Since the Company's charter documents do not currently authorize the issuance of the Company's Class D Common Stock, the Company will amend and restate its Certificate of Incorporation to provide for such shares upon shareholder approval. The Stock Purchase Agreement is incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 11, 2006.

         As of September 30, 2006, Brantley IV owns 7,863,996 shares of the Company's Class B Common Stock, warrants to purchase 20,455 shares of the Company's Class A Common Stock and notes which are currently convertible into 1,358,054 shares of the Company's Class A Common Stock. As of September 30, 2006, this represents 35.4% of the Company's voting power and 51.7% of the Company's voting power on an as converted basis. As of September 30, 2006, Brantley IV and its affiliates own 44.8% of the Company's voting power and 59.5% of the Company's voting power on an as converted basis.

         Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Phoenix does not currently own, of record, any shares of the Company's capital stock. Two of the Company's directors, Paul H. Cascio and Michael J. Finn, are affiliated with Brantley IV and its related entities. Paul Cascio and Michael J. Finn serve as general partners of the general partner of Brantley Venture Partners III, L.P. ("Brantley III") and Brantley IV and are limited partners in these funds. Neither Phoenix, Brantley IV nor Messrs. Cascio or Finn is affiliated with Brantley Capital Corporation. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P.

         Brantley IV will purchase, for an aggregate purchase price of $1,650,000, such number of shares of Class D Common Stock representing upon conversion 6.875% of the Company's outstanding Class A Common Stock as of the date of issuance of the Class D Common Stock, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation.

         Phoenix will purchase, for an aggregate purchase price of $3,000,000, such number of shares of Class D Common Stock, representing upon conversion 12.5% of the Company's outstanding Class A Common Stock as of the date of issuance of the Class D Common Stock, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation.

         The Class D Common Stock, upon stockholder approval, will have the following rights and preferences:

       o The holders of the Class D Common Stock will have priority in certain distributions made to the other holders of Common Stock. The holders of the shares of Class D Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, will be entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to 9% per annum on the Class D issuance amount, without compounding, from the date the Class D Common Stock is first issued.

       o In addition to receiving any accrued but unpaid distributions described above, the holders of the Class D Common Stock will have the right to receive distributions pari passu with the holders of the shares of the Class A Common Stock, assuming for purposes of such calculation that each share of Class D Common Stock represented one share of Class A Common Stock (subject to adjustment to such conversion ratio for subsequent issuances by the Company of shares of the Company's capital stock, or rights to acquire such shares, for less than the price the holders of the Class D Common Stock paid for their shares and for stock splits, combinations, stock dividends and certain other actions as more fully specified in the Company's certificate of incorporation).

       o The holders of a majority of the Class D Common Stock have the ability to authorize any payment that might otherwise be considered a distribution for purposes of the Company's amended and restated certificate of incorporation to be excluded from the distribution priority provisions described above.

       o Each share of Class D Common Stock will be entitled to one vote. The Class D Common Stock will vote together with all other classes of the Company's Common Stock and not as a separate class, except as otherwise required by law or in the event of certain actions adversely affecting the rights and preferences of the Class D Common Stock as more fully specified in the Company's certificate of incorporation.

       o At the option of each holder of Class D Common Stock, exercisable at any time and from time to time by notice to the Company, each outstanding share of Class D Common Stock held by such investor will convert into a number of shares of Class A Common Stock equal to the "Class D Conversion Factor" in effect at the time such notice is given. The Class D Conversion Factor will initially be one share of Class A Common Stock for each share of Class D Common Stock, subject to adjustment to such conversion ratio for subsequent issuances by the Company of shares of the Company's capital stock, or rights to acquire such shares, for less than the price the holders of the Class D Common Stock paid for their shares and for stock splits, combinations, stock dividends and certain other actions as more fully specified in the Company's certificate of incorporation.

         On September 8, 2006 the Company also entered into a Note Purchase Agreement with Phoenix (the "Note Purchase Agreement," and together with the Stock Purchase Agreement, the "Private Placement Agreements"). Pursuant to the terms of the Note Purchase Agreement, Phoenix will purchase, for an aggregate purchase price of $3,350,000, (i) the Company's senior unsecured subordinated promissory notes, due 2011, in the original principal amount of $3,350,000 and
(ii) warrants to purchase shares of the Company's Class A Common Stock equal to 1.117% of the Company's outstanding Class A Common Stock on the date of issuance of the warrants, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock described above and the shares of Class A Common Stock covered by the warrants but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation. The Note Purchase Agreement is incorporated by reference to Exhibit
10.4 of the Company's Current Report on Form 8-K filed on September 11, 2006.

         The Company's senior unsecured subordinated promissory notes will bear interest at the combined rate of (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to the Company's right to pay such amount in cash. The notes will be unsecured and subordinated to all of the Company's other senior debt. Upon the occurrence and during the continuance of an event of default the interest rate on the cash portion of the interest shall increase from 12% per annum to 14% per annum, for a combined rate of default interest of 16% per annum. The Company may prepay outstanding principal (together with accrued interest) on the note subject to certain prepayment penalties and the Company is required to prepay outstanding principal (together with accrued interest) on the note upon certain specified circumstances.

         The warrants provide the holder with the right to purchase shares of the Company's Class A Common Stock equal to 1.117% of the Company's outstanding Class A Common Stock on the date of issuance of the warrants, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock described above and the shares of Class A Common Stock covered by the warrants but excluding certain of the Company's outstanding options and warrants and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation. The warrants will be exercisable for five years from the date of issuance of the warrants at $0.01 per share.

         Some or all of the proceeds the Company receives upon consummation of the sale of the Class D Common Stock, senior unsecured subordinated promissory notes and warrants in the private placement, along with proceeds from senior bank financing and other funds available to the Company, will be used to finance a portion of the acquisitions of the Rand and On Line businesses, the Company's purchase of certain shares of the Company's Class B Common Stock from Brantley Capital Corporation, to repay certain outstanding senior indebtedness and for general working capital purposes.

         The obligations of Phoenix and Brantley IV to close under the Private Placement Agreements are subject to the satisfaction or waiver of many conditions in accordance with each of the Stock Purchase Agreement and Note Purchase Agreement, including:

       o receipt of approval from the Company's stockholders of the amendments to the Company's certificate of incorporation and issuance of the Company's shares of Class D Common Stock and Class A Common Stock;

       o the absence of any material adverse change in the Company's business and operations, and the business and operations of the Rand and On Line businesses, since June 30, 2006;

       o in the case of the Stock Purchase Agreement, the filing of the Company's Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware and its acceptance thereof and the Company's reservation of a sufficient number of shares of Class A common Stock for issuance on conversion of the Class D Common Stock;

       o the conversion to Class A Common Stock by Brantley IV of the entire unpaid principal amount of, including accrued but unpaid interest on, the Company's convertible subordinated promissory notes in the aggregate original principal amount of $1,250,000;

       o consummation, in the case of the Stock Purchase Agreement, of the transactions contemplated by the Note Purchase Agreement and, in the case of the Note Purchase Agreement, of the transactions contemplated by the Stock Purchase Agreement;

       o in the case of the Stock Purchase Agreement, consummation by each of Phoenix and Brantley IV of their respective obligations under the Stock Purchase Agreement;

       o consummation of the acquisitions of the Rand and On Line businesses;

       o the accuracy of the Company's representations and warranties in the Private Placement Agreements as of the closing date taking into account in certain instances the inclusion of the Rand and On Line businesses as part of the Company's business;

       o delivery of pro forma financial statements giving effect to the acquisitions of the Rand and On Line businesses, the consummation of the private placement, the conversion of the Brantley IV notes and the consummation of senior financing that are satisfactory to Phoenix and Brantley IV;

       o the performance and compliance with all of the covenants made, and obligations to be performed, by the other parties in the Private Placement Agreements prior to the closing;

       o      the receipt of all requisite third-party consents;

       o consummation with one or more senior lenders for the provision of not less than $6,500,000 of senior secured financing and, in the case of the Note Purchase Agreement, execution of mutually acceptable intercreditor and subordination agreement(s) among Phoenix, the Company's senior lender and certain of the Company's existing debt holders; and

       o conversion of all shares of Class B Common Stock and Class C Common Stock by the holders thereof into shares of Class A Common Stock or the Company's acquisition and retirement of all such shares, including the Company's purchase and retiring of the 1,722,983 shares of Class B Common Stock held by Brantley Capital Corporation.

         In connection with the private placement, the parties will enter into a registration rights agreement, pursuant to which the holders of a majority of the shares of Class A Common Stock issuable upon either conversion of the Class D Common Stock or the exercise of the warrants will have the right to require the Company to register their shares of Class A Common Stock under the Securities Act. The agreement allows them one right to demand that the Company register their shares of Class A Common Stock under the Securities Act on a registration statement filed with the SEC and unlimited rights to include (or "piggy-back") the registration of their shares of Class A Common Stock on certain registration statements that the Company may file with the SEC for other purposes.

         On September 8, 2006 the Company also entered into a Purchase Agreement (the "Purchase Agreement") with Brantley Capital Corporation to purchase all 1,722,983 shares of the Company's Class B Common Stock owned by Brantley Capital Corporation at any time between now and December 31, 2006 for an aggregate purchase price of $482,435. Upon the Company's acquisition of these shares of Class B Common Stock they will be retired in accordance with the terms of the Company's certificate of incorporation. The Company plans to consummate this purchase simultaneous with the closing of the private placement. The Company anticipates using a portion of the proceeds from the private placement, along with proceeds from senior bank financing and other funds available to the Company, to fund the purchase price for the Company's purchase of the shares of Class B Common Stock owned by Brantley Capital Corporation. The Purchase Agreement is incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on September 11, 2006.

         These shares represent about 16.5% of the Company's outstanding shares of Class B Common Stock (and about 11.5% of the Company's outstanding shares of Class A Common Stock on a fully-diluted basis assuming conversion as of September 30, 2006) and the Company's acquisition of these shares will assist the Company in satisfying the closing condition to the private placement that requires all holders of shares of the Company's Class B Common Stock and Class C Common Stock to have converted or been acquired by the Company. Brantley Capital Corporation had previously informed the Company that they would not convert their shares as required in connection with the consummation of the private placement and the Company's board of directors determined that the terms of this acquisition were in the best interests of the Company's stockholders and the Company's ability to consummate the private placement.

         The transactions contemplated by the foregoing agreements are all expected to close simultaneously, if stockholder approval is obtained as required under the Private Placement Agreements and upon satisfaction of the other relevant closing conditions. On November 9, 2006, the Company filed a definitive proxy statement with the SEC on Form DEF14A with respect to the transactions contemplated by the Rand Stock Purchase Agreement, the Online Stock Purchase Agreement, the Private Placement Agreements and the Purchase Agreement, which are described above, and set a special shareholder meeting date of November 27, 2006 for approval of the aforementioned transactions.

         This description of the material terms of each of the agreements referenced above is qualified by reference to the complete text of the agreements.

FINANCIAL OVERVIEW

         As more fully described below, the Company's results of operations for the three months and nine months ended September 30, 2006 as compared to the same periods in 2005 reflect several important factors, many relating to the impact of transactions which occurred as part of the Company's strategic plan referred to above.

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

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and nine months ended September 30, 2006 and 2005, respectively.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. MBS records uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, MBS has experienced minimal credit losses and has not written-off any material accounts during the three months and nine months ended September 30, 2006 or 2005, respectively.

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

         INVESTMENT IN LIMITED PARTNERSHIPS. At September 30, 2005, the Company owned a 10% general partnership interest in San Jacinto. The investment is accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect the Company's share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, the Company sold its interest in San Jacinto. (See "Results of Operations - Discontinued Operations".)

         The general partnership interest was accounted for as an investment in limited partnership due to the interpretation of Statement of Financial Accounting Standards ("SFAS") 94/Accounting Research Bulletin 51 and the interpretations of such by Issue 96-16 and Statement of Position "SOP" 78-9. Under those interpretations, the Company could not consolidate its interest in an entity in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, and capital expenditure and debt approval by limited partners and the general form versus substance analysis.

         GOODWILL AND INTANGIBLE ASSETS. Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually. The Company evaluates its goodwill and intangible assets in the fourth quarter of each fiscal year, unless circumstances require testing at other times. (See "Results of Operations - Discontinued Operations" for additional discussion regarding the impairment testing of identifiable intangible assets.)

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt the provisions of SAB 108 for its fiscal year ended December 31, 2006 and does not expect the impact of SAB 108 to be material to its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect the impact of SFAS 157 to be material to its consolidated financial statements.

         In June 2006, the FASN issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective for fiscal years beginning after December 15, 2006. The Company does not expect the impact of FIN 48 to be material to its consolidated financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Auditing Practices Board ("APB") Opinion NO. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement of the period of change. SFAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 was not material to the Company's consolidated financial statements.

         In December 2004, the FASB published SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance ("APB 25").

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

RESULTS OF OPERATIONS

         The IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, were allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity, and, thus, IPS's historical results became those of the combined company. The Company's results for the three months and nine months ended September 30, 2006 and 2005 include the results of IPS, MBS and the Company's ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in this report include the business and results of operations of DCPS. This discussion should be read in conjunction with the Company's unaudited consolidated condensed financial statements for the three months and nine months ended September 30, 2006 and 2005 and related notes thereto, which are included as a separate section of this report commencing on page F-1.

         Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, the Company's financial results for the three months and nine months ended September 30, 2005 have been reclassified to reflect the operations, including its surgery and diagnostic center businesses, which were discontinued in 2005.

         The following table sets forth selected statements of operations data expressed as a percentage of the Company's net operating revenue for the three months and nine months ended September 30, 2006 and 2005, respectively. The Company's historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                             2006          2005          2006           2005
                                                                           ------------------------    ---------------------
Net operating revenues                                                     100.0%         100.0%         100.0%         100.0%

Total operating expenses                                                   104.8%         124.1%         104.9%         119.6%
                                                                           -----          -----          -----          -----
Loss from continuing operations before other income (expenses)              (4.8%)        (24.1%)         (4.9%)        (19.6%)

                     Total other income (expenses), net                     (1.7%)         (1.4%)          1.3%          (1.2%)
                                                                           -----          -----          -----          -----
Loss from continuing operations                                             (6.5%)        (25.5%)         (3.6%)        (20.8%)

Discontinued operations
           Income (loss) from operations of
            discontinued components, including net gain on disposal          0.0%         (58.3%)          2.7%         (50.6%)
                                                                           -----          -----          -----          -----
Net loss                                                                    (6.5%)        (83.8%)         (0.9%)        (71.4%)
                                                                           =====          =====          =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005


         The following table sets forth, for the periods indicated, the consolidated statements of operations of the Company.

                                                                            FOR THE THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             2006                 2005
                                                                          -----------        ------------
                                                                          (Unaudited)         (Unaudited)
Net operating revenues                                                    $ 7,474,193         $ 7,255,542

Operating expenses
                  Salaries and benefits                                     2,782,117           3,572,503
                  Physician group distribution                              2,112,603           2,003,996
                  Facility rent and related costs                             455,403             433,303
                  Depreciation and amortization                               407,964             608,544
                  Professional and consulting fees                            393,774             566,923
                  Insurance                                                   163,139             238,315
                  Provision for doubtful accounts                             146,895             278,184
                  Other expenses                                            1,373,470           1,305,359
                                                                          -----------         -----------
          Total operating expenses                                          7,835,365           9,007,127
                                                                          -----------         -----------
Loss from continuing operations before other income (expenses)               (361,172)         (1,751,585)
                                                                          -----------         -----------
Other income (expenses)
                  Interest expense                                           (122,169)            (97,178)
                  Other expense, net                                           (4,365)             (5,121)
                                                                          -----------         -----------
          Total other income (expenses), net                                 (126,534)           (102,299)
                                                                          -----------         -----------
Loss from continuing operations                                              (487,706)         (1,853,884)

Discontinued operations
          Income (loss) from operations of discontinued components               --            (4,228,403)
                                                                          -----------         -----------
Net loss                                                                  $  (487,706)        $(6,082,287)
                                                                          ===========         ===========


         NET OPERATING REVENUES. Net operating revenues of the Company consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS and other revenue. For the three months ended September 30, 2006, consolidated net operating revenues increased $218,651, or 3.0%, to $7,474,193, as compared with $7,255,542 for the three months ended September 30, 2005.

         MBS's net operating revenues totaled $2,451,464 for the three months ended September 30, 2006 as compared to net operating revenues totaling $2,491,109 for the same period in 2005, a decrease of $39,645, or 1.6%. The decrease in net operating revenues for MBS was primarily the result of the loss of two customers in the third quarter of 2005, one of which retired from medical practice and one group which decided to bring their billing in-house, which accounted for approximately $120,000 in net operating revenues in the third quarter of 2005. This decrease was partially offset in the third quarter of 2006 by the addition of two new customers accounting for approximately $104,000 in net operating revenues.

         IPS's net patient service revenue increased $257,982, or 5.4%, from $4,764,747 for the three months ended September 30, 2005 to $5,022,729 for the three months ended September 30, 2006. The increase in net patient service revenue for IPS's affiliated medical groups was primarily the result of increases in immunizations administered and office procedures related to well-child visits and back to school check-ups in the third quarter of 2006 as compared to the same period in 2005. Three of IPS's four clinic-based affiliated pediatric groups experienced increases in procedures and immunizations administered in the third quarter of 2006, with total procedures and immunizations for all clinic-based facilities increasing 534 and 619, respectively, to 101,346 and 19,711 for the three months ended September 30, 2006.

         Other revenue, which represents revenue from the Company's vaccine program, a group purchasing alliance for vaccines and medical supplies, totaled $44,626 for the third quarter of 2005, increasing $34,515, or 77.3%, to $79,141 for the three months ended September 30, 2006. The vaccine program had a total of 485 enrolled participants at September 30, 2006.

OPERATING EXPENSES

         SALARIES AND BENEFITS. Consolidated salaries and benefits decreased $790,386 to $2,782,117 for the three months ended September 30, 2006, as compared to $3,572,503 for the same period in 2005.

         MBS's salaries and benefits totaled $1,440,599 for the three months ended September 30, 2006 as compared to $1,537,438 for the three months ended September 30, 2005, a decrease of $96,839. This decrease is primarily the result of a reduction in health benefit costs related to the consolidation of MBS's benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.

         Clinical salaries & benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $440,999 for the three months ended September 30, 2006, an increase of $18,037 from the same period in 2005. These expenses represented approximately 8.9% and 9.0% of net operating revenues for the three months ended September 30, 2006 and 2005, respectively. The fact that these expenses, as a percentage of net operating revenues, remained virtually flat is related to the fixed nature of salaries and benefits needed to maintain minimum staffing levels.

         In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to the staff reductions resulting from this corporate consolidation, salaries and benefits related to corporate staff in Houston, Texas totaled $181,568 for the three months ended September 30, 2005. Additionally, salaries and benefits for the third quarter of 2005 included accruals of $484,520 for separation benefits for Orion's former president, Keith LeBlanc, who resigned from the Company on November 8, 2005, and $69,750 for retention costs and accrued vacation related to the aforementioned staff reductions.

         Administrative salaries and benefits, excluding MBS and the former staff of the Company's Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as the Company's corporate staff in Roswell, Georgia. These expenses increased $25,374, or 3.0%, from $843,841 for the three months ended September 30, 2005 to $869,215 for the same period in 2006. These expenses include the adoption of SFAS 123(R), beginning in the first quarter of 2006, which resulted in stock option compensation expense totaling $49,642. The costs associated with the addition of one billing FTE and the promotion of three employees to supervisor at two of IPS's affiliated medical groups as the result of billing office reorganizations were offset by staffing adjustments at the Company's corporate office.

         PHYSICIAN GROUP DISTRIBUTION. Physician group distribution increased $108,607, or 5.4%, for the three months ended September 30, 2006 to $2,112,603, as compared with $2,003,996 for the three months ended September 30, 2005. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the Company's financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the three months ended September 30, 2006, management fee revenue totaled $359,071 and represented approximately 14.5% of net operating income as compared to management fee revenue totaling $359,802 and representing approximately 15.2% of net operating income for the same period in 2005. Physician group distribution represented 42.1% of net operating revenues for the three months ended September 30, 2006 and 2005. The increase in physician group distribution for the three months ended September 30, 2006 was directly related to the increase in net patient service revenue, which was primarily the result of increased procedure volume during the third quarter of 2006.

         FACILITY RENT AND RELATED COSTS. Facility rent and related costs increased $22,099, or 5.1%, from $433,303 for the three months ended September 30, 2005 to $455,403 for the three months ended September 30, 2006.

         MBS's facility rent and related costs totaled $135,380 for the three months ended September 30, 2006 as compared to $127,199 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs for the third quarter of 2006.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $320,023 for the three months ended September 30, 2006 compared to $280,539 for the same period in 2005. The sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005 ended as of June 30, 2006, resulting in the loss of $27,000 in rent expense offsets for the Company's corporate office in Roswell, Georgia. Additionally, one of the Company's affiliated medical groups moved to a new office location in the third quarter of 2006, which resulted in an increase of approximately $8,700 in facility related costs as compared to the third quarter of 2005.

         In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with the Company's former office in Houston, Texas totaled approximately $25,000 for the three months ended September 30, 2005.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense totaled $407,964 for the three months ended September 30, 2006, a decrease of $200,581 from the three months ended September 30, 2005.

         For the three months ended September 30, 2006, depreciation expense related to the fixed assets of MBS totaled $16,986 as compared to $19,657 for the same period in 2005. Deprecation expense related to the fixed assets of IPS and Orion totaled $39,243 and $28,024 for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense associated with fixed assets related to the Company's former Houston, Texas office, which was closed in August 2005, totaled $11,843 for the three months ended September 30, 2005.

         As part of the DCPS/MBS Merger, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $265,523 for the three months ended September 30, 2006 and 2005, respectively.

         Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $86,211 and $88,392 for the three months ended September 30, 2006 and 2005, respectively. The decrease is directly related to the Mutual Release and Settlement Agreement (the "Sutter Settlement") with John Ivan Sutter, M.D., PA ("Dr. Sutter") to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, which was executed on October 31, 2005, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA.

         As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. As a result of the dispositions related to the Company's surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to the Company's surgery center business, the Company impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the third quarter of 2006. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $195,105 for the three months ended September 30, 2005. (See "Discontinued Operations" for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

         PROFESSIONAL AND CONSULTING FEES. For the three months ended September 30, 2006, professional and consulting fees totaled $393,774, a decrease of $173,149, or 30.5%, from the same period in 2005.

         For the three months ended September 30, 2006, MBS recorded professional and consulting expenses totaling $43,980 as compared with $79,257 for the same period in 2005, a decrease of $35,277. MBS utilized contract labor in the third quarter of 2005 as a result of staffing shortages. This contract labor was not utilized in the third quarter of 2006 because MBS's position inventory is fully staffed.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $487,666 for the three months ended September 30, 2005 to $349,794 for the three months ended September 30, 2006. The decrease is primarily the result of reduced legal fees and expenses related to the divestiture of the Company's surgery and diagnostic business in 2005, including an accrual of $90,000 related to a legal settlement recorded in the third quarter of 2005.

         INSURANCE. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers' liability insurance, decreased from $238,315 for the three months ended September 30, 2005 to $163,139 for the three months ended September 30, 2006. The decrease can be explained generally by the following: (i) insurance expense related to the directors and officers' liability policies in the third quarter of 2005 included approximately $40,000 of premiums for run-off policies related to SurgiCare and IPS; (ii) general liability insurance premiums related to the Company's former Houston, Texas office, which was closed in August 2005, totaled approximately $15,000 in the third quarter of 2005; and (iii) professional liability insurance premiums for the Company's affiliated medical groups decreased approximately $15,000 in the third quarter of 2006 when compared with the same period in 2005.

         PROVISION FOR DOUBTFUL ACCOUNTS. The Company's consolidated provision for doubtful accounts, or bad debt expense, decreased $131,289, or 47.2%, for the three months ended September 30, 2006 to $146,895. The entire provision for doubtful accounts for the quarter ended September 30, 2006 related to IPS's affiliated medical groups and accounted for 2.9% of IPS's net operating revenues as compared to 5.3% of IPS's net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 71.2% for the three months ended September 30, 2006, compared to 70.3% for the same period in 2005.

         OTHER EXPENSES. Consolidated other expenses totaled $1,373,470 for the three months ended September 30, 2006, an increase of $68,110, or 5.2%, from the same period in 2005. Other expenses include general and administrative expenses such as office supplies, telephone & data communications, printing & postage, transfer agent fees, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS.

         MBS's other expenses totaled $303,678 for the three months ended September 30, 2006 as compared to $305,813 for the three months ended September 30, 2005. Cost savings of approximately $27,000 as a result of renegotiated long distance rates were offset by an increase of approximately $29,000 in courier expenses in the third quarter of 2006. Courier expenses fluctuate as a result of increases or decreases in net operating revenues.

         For the three months ended September 30, 2006, IPS's direct clinical expenses, other than salaries and benefits, totaled $736,581, an increase of $99,747 over direct clinical expenses in the third quarter of 2005, which totaled $636,834. Vaccine expenses increased approximately $101,000 in the third quarter of 2006 when compared to the same period in 2005, and accounted for 12.8% and 11.3% of net operating revenues for the three months ended September 30, 2006 and 2005, respectively. IPS's affiliated medical groups began using two new vaccines in late 2005 -- Menactra and Decavac -- which replaced lower-priced vaccines previously utilized by the medical groups.

         The Company's and IPS's general and administrative expenses totaled $186,124 for the three months ended September 30, 2006, a decrease of $55,639 from the same period in 2005. There were approximately $43,000 of expense decreases related to cost efficiencies and expense reductions as a result of the consolidation of corporate functions into the Company's Roswell, Georgia office in August 2005.

OTHER INCOME AND EXPENSES.

         INTEREST EXPENSE. Consolidated interest expense totaled $122,169 for the three months ended September 30, 2006, an increase of $24,992 from the same period in 2005. Interest expense activity in the third quarter of 2006, including increases from the third quarter of 2005, can be explained generally by the following:

       o MBS NOTES. On April 19, 2006, the Company executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. This represented the retroactive purchase price increase due to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, required by the merger agreement governing the DCPS/MBS Merger. The notes bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. Interest expense related to these notes totaled approximately $14,287 for the three months ended September 30, 2006.

       o LINE OF CREDIT. As part of the restructuring transactions, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement (the "Loan and Security Agreement"), dated December 15, 2004, by and among the Company, certain of its affiliates and subsidiaries, and CIT Healthcare, LLC (formerly known as Healthcare Business Credit Corporation) ("CIT"), borrowing $1.6 million under this facility concurrently with the Closing. (See "Liquidity and Capital Resources" for additional discussion regarding the Loan and Security Agreement.) Interest expense related to this line of credit totaled $49,351 for the three months ended September 30, 2006, compared to $48,359 for the three months ended September 30, 2005.

DISCONTINUED OPERATIONS.

         TASC AND TOM. On June 13, 2005, the Company announced that it had accepted an offer to purchase its interests in Tuscarawas Ambulatory Surgery Center, LLC ("TASC") and Tuscarawas Open MRI, L.P. ("TOM") in Dover, Ohio. On September 30, 2005, the Company executed purchase agreements to sell its 51% ownership interest in TASC and its 41% ownership interest in TOM to Union Hospital ("Union"). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. ("TASC Anesthesia"), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. The Company no longer has an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to the Company's surgery center business, the Company determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. Also as a result of these transactions, the Company recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. In early 2006, the Company was notified by Union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, the Company recorded a charge for impairment of intangible assets of $1,021,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. The operations of this component are reflected in the Company's consolidated condensed statements of operations as `loss from operations of discontinued components' for the three months ended September 30, 2005. There were no operations for this component in the Company's financial statements after September 30, 2005.

         The following table contains selected financial statement data related to TASC and TOM as of and for the three months ended September 30, 2005:


                                                                          SEPTEMBER 30, 2005
                                                                          ------------------
                        Income statement data:
                                 Net operating revenues                          $   737,355
                                 Operating expenses                                  827,429
                                                                          -------------------
                                 Net loss                                        $   (90,074)
                                                                          -------------------

                        Balance sheet data:
                                 Current assets                                  $   641,172
                                 Other assets                                      1,398,449
                                                                          -------------------
                                    Total assets                                 $ 2,039,621
                                                                          -------------------
                                 Current liabilities                             $   617,186
                                 Other liabilities                                   828,312
                                                                          -------------------
                                    Total liabilities                            $ 1,445,498
                                                                          -------------------

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

         The following table contains selected financial statement data related to Sutter as of and for the three months ended September 30, 2005:


                                                                           SEPTEMBER 30, 2005
                                                                          ----------------------
                        Income statement data:
                                 Net operating revenues                               $ 106,151
                                 Operating expenses                                     103,440
                                                                          ----------------------
                                 Net income                                           $   2,711
                                                                          ----------------------
                        Balance sheet data:
                                 Current assets                                       $ 102,924
                                 Other assets                                            14,066
                                                                          ----------------------
                                    Total assets                                      $ 116,990
                                                                          ----------------------
                                 Current liabilities                                  $  21,778
                                 Other liabilities                                            --
                                                                          ----------------------
                                    Total liabilities                                 $  21,778
                                                                          ----------------------

         MEMORIAL VILLAGE. As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the "Memorial Agreement") for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of the Company. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the three months ended September 30, 2005. There were no operations for this component in the Company's financial statements after March 31, 2006.

         The following table contains selected financial statement data related to Memorial Village as of and for the three months ended September 30, 2005:

                                                                              SEPTEMBER 30, 2005
                                                                             ---------------------
                        Income statement data:
                                 Net operating revenues                               $    61,046
                                 Operating expenses                                       817,575
                                                                             ---------------------
                                 Net loss                                             $ (756,529)
                                                                             ---------------------
                        Balance sheet data:
                                 Current assets                                       $   414,255
                                 Other assets                                             552,107
                                                                             ---------------------
                                    Total assets                                      $   966,362
                                                                             ---------------------
                                 Current liabilities                                  $   940,149
                                 Other liabilities                                         52,546
                                                                             ---------------------
                                    Total liabilities                                 $   992,695
                                                                             ---------------------

         SAN JACINTO. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., the Company's wholly owned subsidiary, and is not consolidated in our financial statements. As a result of this transaction, the Company recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. As a result of the uncertainty of future cash flows related to the surgery center business, and in conjunction with the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. The Company also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

         ORION. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. There was no management fee revenue associated with the discontinued operations in the surgery center business for the three months ended September 30, 2006. For the three months ended September 30, 2005, the Company generated management fee revenue of $101,662 and net minority interest losses totaling $24,823. For the quarters ended June 30, 2005 and December 31, 2005, the Company recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations the Company discontinued in 2005 and early 2006.

         The following table summarizes the components of income (loss) from operations of discontinued components:


                                                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                 SEPTEMBER 30, 2006    SEPTEMBER 30, 2005
                                                                                 ------------------    ------------------
  TASC and TOM
    Net loss                                                                              $ --           $    (90,074)
  Sutter
    Net income                                                                              --                  2,711
  Memorial Village
    Net loss                                                                                --               (756,529)
    Loss on disposal                                                                        --             (1,348,085)
  San Jacinto
    Loss on disposal                                                                        --             (2,113,262)
  Orion
    Net income                                                                              --                 76,836
                                                                               ---------------------------------------
        Total income (loss) from operations of discontinued components,
including net gain (loss) on disposal                                                     $ --           $ (4,228,403)
                                                                               =======================================

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2005


         The following table sets forth, for the periods indicated, the consolidated statements of operations of the Company.

                                                                             FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              2006                 2005
                                                                          ------------         -------------
                                                                          (Unaudited)          (Unaudited)

Net operating revenues                                                    $ 21,559,921         $ 22,536,655

Operating expenses
                  Salaries and benefits                                      8,317,365            9,778,358
                  Physician group distribution                               6,135,949            6,607,754
                  Facility rent and related costs                            1,247,678            1,291,402
                  Depreciation and amortization                              1,226,791            2,335,745
                  Professional and consulting fees                           1,100,885            1,498,563
                  Insurance                                                    502,499              679,588
                  Provision for doubtful accounts                              446,041              915,019
                  Other expenses                                             3,646,413            3,855,454
                                                                          ------------         ------------
          Total operating expenses                                          22,623,622           26,961,884
                                                                          ------------         ------------
Loss from continuing operations before other income (expenses)              (1,063,701)          (4,425,229)
                                                                          ------------         ------------
Other income (expenses)
                  Interest expense                                            (356,313)            (247,569)
                  Gain on forgiveness of debt                                  665,463                 --
                  Other expense, net                                           (18,517)             (24,098)
                                                                          ------------         ------------
          Total other income (expenses), net                                   290,633             (271,667)
                                                                          ------------         ------------
Minority interest earnings in partnership                                         --                 (1,660)
                                                                          ------------         ------------
Loss from continuing operations                                               (773,068)          (4,698,556)

Discontinued operations
          Income (loss) from operations of discontinued components             576,390          (11,412,149)
                                                                          ------------         ------------
Net loss                                                                  $   (196,678)        $(16,110,705)
                                                                          ============         ============



         NET OPERATING REVENUES. Net operating revenues of the Company consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS and other revenue. For the nine months ended September 30, 2006, consolidated net operating revenues decreased $976,734, or 4.3%, to $21,559,921, as compared to consolidated net operating revenues of $22,536,655 for the nine months ended September 30, 2005.

         MBS's net operating revenues totaled $7,207,517 for the nine months ended September 30, 2006 as compared to net operating revenues totaling $7,684,641 for the same period in 2005, a decrease of $477,124, or 6.2%. The decrease in net operating revenues for MBS was primarily the result of the loss of two customers in the third quarter of 2005, one of which retired from medical practice and one group which decided to bring their billing in-house, which accounted for approximately $606,000 in net operating revenues in the first nine months of 2005. This decrease was partially offset in the first nine months of 2006 by the addition of three new customers accounting for approximately $248,000 in net operating revenues in the first nine months of 2006.

         IPS's net patient service revenue decreased $499,924, or 3.4%, from $14,852,328 for the nine months ended September 30, 2005 to $14,352,404 for the nine months ended September 30, 2006. The decrease in net patient service revenue for IPS's affiliated medical groups was primarily the result of decreases in patient volume as a consequence of a diminished cold and flu season in the first half of 2006 as compared with the same period in 2005. These patient volume decreases were partially offset by the third quarter 2006 increases in immunizations and procedures associated with well-child and back to school visits at the Company's affiliated medical groups. Three of IPS's four clinic-based affiliated pediatric groups experienced decreases in patient volume in the first nine months of 2006, with total procedures and office visits for all clinic-based facilities decreasing 12,888 and 12,193, respectively, to 292,470 and 114,335 for the nine months ended September 30, 2006.

         Other revenue, which represents revenue from the Company's vaccine program, a group purchasing alliance for vaccines and medical supplies, totaled $86,215 for the first nine months of 2005, increasing $173,563, or 201.3%, to $259,778 for the nine months ended September 30, 2006. The vaccine program, which had a total of 428 enrolled participants at December 31, 2005, added approximately 57 members during the first nine months of 2006.

OPERATING EXPENSES

         SALARIES AND BENEFITS. Consolidated salaries and benefits decreased $1,460,994 to $8,317,365 for the nine months ended September 30, 2006, as compared to $9,778,358 for the same period in 2005.

         MBS's salaries and benefits totaled $4,362,967 for the nine months ended September 30, 2006 as compared to $4,638,394 for the nine months ended September 30, 2005, a decrease of $275,427. This decrease is primarily the result of a reduction in health benefit costs related to the consolidation of MBS's benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.

         Clinical salaries & benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $1,306,669 for the first nine months of 2006, an increase of $27,371 over the same period in 2005. There was one additional medical assistant on the payroll of one of IPS's affiliated medical groups in the first nine months of 2006 as compared to the staffing levels for the first nine months of 2005. These expenses represented approximately 9.3% and 8.7% of net operating revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase, as a percentage of net operating revenues, is related to the fixed nature of salaries and benefits needed to maintain minimum staffing levels.

         In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to the staff reductions resulting from this corporate consolidation, salaries and benefits related to corporate staff in Houston, Texas totaled $746,594 for the nine months ended September 30, 2005. Additionally, salaries and benefits for the third quarter of 2005 included accruals of $484,520 for separation benefits for Orion's former president, Keith LeBlanc, who resigned from the Company on November 8, 2005, and $69,750 for retention costs and accrued vacation related to the aforementioned staff reductions.

         Administrative salaries and benefits, excluding MBS and the former staff of the Company's Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as the Company's corporate staff in Roswell, Georgia. These expenses increased $92,503, or 3.8%, from $2,449,147 for the nine months ended September 30, 2005 to $2,541,650 for the same period in 2006. The additional expense can be attributed primarily to the adoption of SFAS 123(R) in the first quarter of 2006, which resulted in stock option compensation expense totaling approximately $147,000 for the first nine months of 2006.

         PHYSICIAN GROUP DISTRIBUTION. Physician group distribution decreased $471,805, or 7.1%, for the nine months ended September 30, 2006 to $6,135,949, as compared with $6,607,754 for the nine months ended September 30, 2005. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of the Company's financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the nine months ended September 30, 2006, management fee revenue totaled $1,019,585 and represented approximately 14.2% of net operating income as compared to management fee revenue totaling $1,111,655 and representing approximately 14.4% of net operating income for the same period in 2005. Physician group distribution represented 42.8% of net operating revenues in the first nine months of 2006, compared to 44.5% of net operating revenues for the nine months ended September 30, 2005. The decrease in physician group distribution for the nine months ended September 30, 2006 was directly related to the decrease in net patient service revenue, which was primarily the result of decreased patient volume during the first nine months of 2006.

         FACILITY RENT AND RELATED COSTS. Facility rent and related costs decreased $43,724, or 3.4%, from $1,291,402 for the nine months ended September 30, 2005 to $1,247,678 for the nine months ended September 30, 2006.

         MBS's facility rent and related costs totaled $392,274 for the nine months ended September 30, 2006 as compared to $369,976 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs for the first nine months of 2006.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $812,986 for the nine months ended September 30, 2006 compared to $819,945 for the same period in 2005. Rent expense related to the Company's corporate office in Roswell, Georgia decreased for the first six months of 2006 due to approximately $54,000 in rent payments received for the sublease between eClinicalWeb and the Company as a result of the IntegriMED Agreement in June 2005.

         In August 2005, the Company consolidated its corporate operations into the Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with the Company's former office in Houston, Texas totaled approximately $101,000 for the nine months ended September 30, 2005.

         DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense totaled $1,226,791 for the nine months ended September 30, 2006, a decrease of $1,108,954 from the nine months ended September 30, 2005.

         For the nine months ended September 30, 2006, depreciation expense related to the fixed assets of MBS totaled $51,823 as compared to $61,492 for the same period in 2005. Deprecation expense related to the fixed assets of IPS and Orion totaled $119,766 and $86,840 for the nine months ended September 30, 2006 and 2005, respectively. Depreciation expense associated with fixed assets related to the Company's former Houston, Texas office, which was closed in August 2005, totaled $34,611 for the nine months ended September 30, 2005.

         As part of the DCPS/MBS Merger, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $796,570 for the nine months ended September 30, 2006 and 2005, respectively.

         Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $258,633 and $297,733 for the nine months ended September 30, 2006 and 2005, respectively. The decrease is directly related to the Sutter Settlement and the CARDC Settlement.

         As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of the Company prior to the transaction, plus applicable transaction costs, was allocated to the fair value of the Company's tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $1,058,499 for the nine months ended September 30, 2005. As a result of the dispositions related to the Company's surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to the Company's surgery center business, the Company impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the first nine months of 2006. (See "Discontinued Operations" for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

         PROFESSIONAL AND CONSULTING FEES. For the nine months ended September 30, 2006, professional and consulting fees totaled $1,100,885, a decrease of $397,677, or 26.5%, from the same period in 2005.

         For the first nine months of 2006, MBS recorded professional and consulting expenses totaling $132,455 as compared with $221,518 for the first nine months of 2005, a decrease of $89,063. This change is primarily the result of a decrease in contract labor used in 2005 as a result of staffing shortages. This contract labor was not utilized in the first nine months of 2006 because MBS's position inventory is fully staffed.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $1,277,044 for the nine months ended September 30, 2005 to $968,430 for the nine months ended September 30, 2006. The decrease is primarily the result of reduced legal fees and expenses related to the divestiture of the Company's surgery and diagnostic business in 2005, including an accrual of $90,000 related to a legal settlement recorded in the third quarter of 2005.
         .

         INSURANCE. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers' liability insurance, decreased from $679,588 for the nine months ended September 30, 2005 to $502,499 for the nine months ended September 30, 2006. The decrease can be explained generally by the following: (i) insurance expense related to the directors and officers' liability policies for the first nine months of 2005 included approximately $115,000 of premiums for run-off policies related to SurgiCare and IPS; (ii) general liability insurance premiums related to the Company's former Houston, Texas office, which was closed in August 2005, totaled approximately $54,000 for the nine months ended September 30, 2005; and (iii) professional liability insurance premiums for the Company's affiliated medical groups decreased approximately $6,500 for the nine months ended September 30, 2006 when compared with the same period in 2005.

         PROVISION FOR DOUBTFUL ACCOUNTS. The Company's consolidated provision for doubtful accounts, or bad debt expense, decreased $468,978, or 51.3%, for the nine months ended September 30, 2006 to $446,041. The entire provision for doubtful accounts for the nine months ended September 30, 2006 related to IPS's affiliated medical groups and accounted for 3.1% of IPS's net operating revenues as compared to 6.0% of IPS's net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 70.8% for the nine months ended September 30, 2006, compared to 66.0% for the same period in 2005.

         OTHER EXPENSES. Consolidated other expenses totaled $3,646,414 for the nine months ended September 30, 2006, a decrease of $209,041 from the same period in 2005. Other expenses include general and administrative expenses such as office supplies, telephone & data communications, printing & postage, transfer agent fees, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS.

         MBS's other expenses totaled $860,298 for the nine months ended September 30, 2006 as compared to $968,769 for the nine months ended September 30, 2005. Of the total decrease, approximately $116,000 related to decreases in office supplies in the first nine months of 2006 as compared to the same period in 2005. These expense fluctuations are the direct result of the decrease in net operating revenues in the first nine months of 2006. Additionally, MBS renegotiated its long distance rates in the fall of 2005, which resulted in approximately $53,000 in cost savings in the first nine months of 2006 as compared to the same period in 2005.

         For the nine months ended September 30, 2006, IPS's direct clinical expenses, other than salaries and benefits, totaled $1,883,398, an increase of $134,539 over direct clinical expenses in the first nine months of 2005, which totaled $1,748,962. Vaccine expenses accounted for approximately $144,000 of the total increase in direct clinical expenses in the first nine months of 2006. IPS's affiliated medical groups began using two new vaccines in late 2005 -- Menactra and Decavac -- which replaced lower-priced vaccines previously utilized by the medical groups.

         The Company's and IPS's general and administrative expenses totaled $520,902 for the nine months ended September 30, 2006, a decrease of $256,111 from the same period in 2005. Of the total decrease, approximately $240,000 relates to cost efficiencies and expense reductions as a result of the consolidation of corporate functions into the Company's Roswell, Georgia office in August 2005.

OTHER INCOME AND EXPENSES.

         INTEREST EXPENSE. Consolidated interest expense totaled $356,313 for the nine months ended September 30, 2006, an increase of $108,744 from the same period in 2005. Interest expense activity in the nine months ended September 30, 2006, including increases from the first nine months of 2005, can be explained generally by the following:

       o BRANTLEY DEBT. In March and April 2005, the Company borrowed an aggregate of $1,250,000 from Brantley Partners IV, L.P. ("Brantley IV"). (See "Liquidity and Capital Resources.") Interest expense related to these notes totaled approximately $85,313 for the nine months ended September 30, 2006 as compared to $59,963 for the same period in 2005.

       o MBS NOTES. On April 19, 2006, the Company executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. This represented the retroactive purchase price increase due to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. The notes bear interest at the rate of 8% per annum, payable monthly beginning on April 30, 2006, and will mature on December 15, 2007. Interest expense related to these notes totaled approximately $85,828 for the nine months ended September 30, 2006.

       o LINE OF CREDIT. As part of the restructuring transactions, the Company also entered into a new secured two-year revolving credit facility pursuant to the Loan and Security Agreement borrowing $1.6 million under this facility concurrently with the Closing. (See "Liquidity and Capital Resources" for additional discussion regarding the Loan and Security Agreement.) Interest expense related to this line of credit totaled $164,158 for the nine months ended September 30, 2006, compared to $158,777 for the nine months ended September 30, 2005. The increase in interest expense on the line of credit facility was a direct result of interest rate increases for the first nine months of 2006 as compared to the same period in 2005. In December 2005, the Company received notification from CIT stating that certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants. As a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to a default rate of prime rate plus 6% as compared to the stated interest rate of prime rate plus 3% as of the Closing. (See "Part II, Item 3. Defaults Upon Senior Securities" for additional discussion regarding the Company's defaults under the Loan and Security Agreement.) The loan balance for this facility was $1,008,282 and $2,260,601 at September 30, 2006 and 2005, respectively. Additionally, the average prime rate for the first nine months of 2006 was 7.86% as compared to 5.89% for the same nine-month period in 2005.

         GAIN ON FORGIVENESS OF DEBT. On August 25, 2003, the Company's lender, DVI, announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. Both IPS and SurgiCare had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, the Company negotiated a discount on the term loans and a buy-out of the revolving lines of credit. As part of that agreement, the Company executed a new loan agreement with U.S. Bank Portfolio Services, as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. In the first quarter of 2006, the Company negotiated an 85% discount on the revolving line of credit, which had a balance of $778,000 at December 31, 2005. As of March 13, 2006, the Company had made aggregate payments in the amount of $112,500 in satisfaction of the $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 in the first quarter of 2006.

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

         The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the nine months ended September 30, 2005:


                                                                            SEPTEMBER 30, 2005
                                                                          ----------------------
                        Income statement data:
                                 Net operating revenues                             $   161,679
                                 Operating expenses                                     350,097
                                                                          ----------------------
                                 Net loss                                           $ (188,418)
                                                                          ----------------------
                        Balance sheet data:
                                 Current assets                                             $ --
                                 Other assets                                                 --
                                                                          ----------------------
                                    Total assets                                            $ --
                                                                          ----------------------

                                 Current liabilities                                        $ --
                                 Other liabilities                                            --
                                                                          ----------------------
                                    Total liabilities                                       $ --
                                                                          ----------------------

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

The following table contains selected financial statement data related to CARDC as of and for the nine months ended September 30, 2005:

                                                                            SEPTEMBER 30, 2005
                                                                          ----------------------
                        Income statement data:
                                 Net operating revenues                               $ 848,373
                                 Operating expenses                                     809,673
                                                                          ----------------------
                                 Net income                                           $  38,700
                                                                          ----------------------

                        Balance sheet data:
                                 Current assets                                             $ --
                                 Other assets                                                 --
                                                                          ----------------------
                                    Total assets                                            $ --
                                                                          ----------------------

                                 Current liabilities                                        $ --
                                 Other liabilities                                            --
                                                                          ----------------------
                                    Total liabilities                                       $ --
                                                                          ----------------------

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

         The following table contains selected financial statement data related to IntegriMED as of and for the nine months ended September 30, 2005:

                                                                            SEPTEMBER 30, 2005
                                                                          ----------------------
                        Income statement data:
                                 Net operating revenues                             $   191,771
                                 Operating expenses                                     899,667
                                                                          ----------------------
                                 Net loss                                           $ (707,896)
                                                                          ----------------------
                        Balance sheet data:
                                 Current assets                                             $ --
                                 Other assets                                                 --
                                                                          ----------------------
                                    Total assets                                            $ --
                                                                          ----------------------
                                  Current liabilities                                       $ --
                                 Other liabilities                                            --
                                                                          ----------------------
                                    Total liabilities                                       $ --
                                                                          ----------------------

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

         The following table contains selected financial statement data related to TASC and TOM as of and for the nine months ended September 30, 2005:

                                                                           SEPTEMBER 30, 2005
                                                                          ----------------------
                        Income statement data:
                                 Net operating revenues                             $ 2,408,156
                                 Operating expenses                                   2,467,110
                                                                          ----------------------
                                 Net loss                                           $   (58,956)
                                                                          ----------------------
                        Balance sheet data:
                                 Current assets                                     $   641,172
                                 Other assets                                         1,398,449
                                                                          ----------------------
                                    Total assets                                    $ 2,039,621
                                                                          ----------------------
                                 Current liabilities                                $   617,186
                                 Other liabilities                                      828,312
                                                                          ----------------------
                                    Total liabilities                               $ 1,445,498
                                                                          ----------------------


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

         The following table contains selected financial statement data related to Sutter as of and for the nine months ended September 30, 2005:

                                                                            SEPTEMBER 30, 2005
                                                                          ----------------------
                        Income statement data:
                                 Net operating revenues                               $ 322,470
                                 Operating expenses                                     314,049
                                                                          ----------------------
                                 Net income                                           $   8,421
                                                                          ----------------------

                        Balance sheet data:
                                 Current assets                                       $ 102,924
                                 Other assets                                            14,066
                                                                          ----------------------
                                    Total assets                                      $ 116,990
                                                                          ----------------------

                                 Current liabilities                                  $  21,778
                                 Other liabilities                                            --
                                                                          ----------------------
                                    Total liabilities                                 $  21,778
                                                                          ----------------------

         MEMORIAL VILLAGE. As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed the Memorial Agreement for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of the Company. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as `loss from operations of discontinued components' for the nine months ended September 30, 2006 and 2005, respectively. There were no operations for this component in the Company's financial statements after March 31, 2006.

         The following table contains selected financial statement data related to Memorial Village as of and for the nine months ended September 30, 2006 and 2005, respectively:


                                                                              SEPTEMBER 30, 2006    SEPTEMBER 30, 2005
                                                                             --------------------  --------------------
                        Income statement data:
                                 Net operating revenues                                  $ 17,249           $ 1,329,899
                                 Operating expenses                                       170,285             2,320,322
                                                                             --------------------- ---------------------
                                 Net loss                                             $ (153,036)           $ (990,423)
                                                                             --------------------- ---------------------
                        Balance sheet data:
                                 Current assets                                               $ --          $   414,255
                                 Other assets                                                   --               552,107
                                                                             --------------------- ---------------------
                                    Total assets                                              $ --          $   966,362
                                                                             --------------------- ---------------------

                                 Current liabilities                                          $ --          $   940,149
                                 Other liabilities                                                               52,546
                                                                             --------------------- ---------------------
                                    Total liabilities                                         $ --          $   992,695
                                                                             --------------------- ---------------------

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

         ORION. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $61,039 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, the Company generated management fee revenue of $320,069 and net minority interest losses totaling $67,588. For the quarters ended June 30, 2005 and December 31, 2005, the Company recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations the Company discontinued in 2005 and early 2006.


         The following table summarizes the components of income (loss) from operations of discontinued components:

                                                                                 NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 2006    SEPTEMBER 30, 2005
                                                                                ------------------    ------------------
  Bellaire SurgiCare
    Net loss                                                                                $ --           $     (188,418)
    Loss on disposal                                                                          --                 (163,049)
  CARDC
    Net income                                                                                --                   38,700
    Gain on disposal                                                                          --                  268,292
  IntegriMED
    Net loss                                                                                  --                 (707,896)
    Loss on disposal                                                                          --                  (47,101)
  TASC and TOM
    Net loss                                                                                  --                  (58,956)
    Loss on disposal                                                                          --               (2,122,445)
  Sutter
    Net income                                                                                --                    8,421
  Memorial Village
    Net loss                                                                                (153,036)            (990,423)
    Gain (loss) on disposal                                                                  574,321           (4,577,547)
San Jacinto
    Gain (loss) on disposal                                                                   94,066           (2,847,784)
  Orion
    Net income (loss)                                                                         61,039              (23,943)
                                                                              ---------------------------------------------
        Total income (loss) from operations of discontinued components,
               including net gain (loss) on disposal                                       $ 576,390       $  (11,412,149)
                                                                              =============================================

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $220,919 for the three months ended September 30, 2006 as compared to cash used in operating activities of $122,402 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net cash used in operating activities totaled $359,403 as compared to net cash used in operating activities totaling $2,151,458 for the same period in 2005. The net impact of discontinued operations on net cash provided by operating activities in the first nine months of 2006 totaled $230,743.

         For the three months ended September 30, 2006, net cash used in investing activities totaled $36,785 compared to $93,929 in net cash provided by investing activities for the same period in 2005. For the nine months ended September 30, 2006, net cash provided by investing activities totaled $380,446 as compared to $349,949 in net cash provided by investing activities in the nine months ended September 30, 2005. The net impact of discontinued operations on net cash provided by investing activities totaled $430,244 in the first nine months of 2006.

         Net cash used in financing activities totaled $219,058 for the nine months ended September 30, 2006 as compared to $1,870,761 in net cash provided by financing activities for the nine months ended September 30, 2005. The change in cash uses related to financing activities from 2005 to 2006 can be explained generally by the following:

       o Net repayments on the CIT revolving credit facility totaled $708,607 in the first nine months of 2006, including approximately $300,000 in repayments related to discontinued operations;

       o As discussed below, in March and April of 2005, the Company borrowed an aggregate of $1,250,000 from Brantley IV. o The Company made aggregate payments in the amount of $112,500 in the first quarter of 2006 in satisfaction of a $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 for the nine months ended September 30, 2006; and

       o The Company repaid approximately $200,000 in satisfaction of a working capital note from the sellers of MBS in the first quarter of 2006.

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

         Pursuant to a Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley IV to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the "Brantley Capital Guaranty" and collectively with the Brantley IV Guaranty, the "Guaranties"), dated as of December 15, 2004, provided by Brantley Capital Corporation ("Brantley Capital") to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, the Company issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of September 30, 2006.

         On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due in a lump sum on April 19, 2006 (the "First Note Maturity Date");
(iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of September 30, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,121,251 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the "First and Second Note Amendment") extending the First Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed a second amendment to the First Note (the "First and Second Note Second Amendment") extending the First Note Maturity Date to October 15, 2006, and as of October 15, 2006, Brantley IV and the Company executed a third amendment to the First Note (the "First and Second Note Third Amendment") further extending the First Note Maturity Date to November 30, 2006. A copy of the First and Second Note Third Amendment is incorporated by reference to
Exhibit 10.1 on the Company's Current Report on Form 8-K filed on October 19, 2006.

         On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due in a lump sum on April 19, 2006 (the "Second Note Maturity Date"); (iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding;
(v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by
(y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of September 30, 2006, if Brantley IV were to convert the Second Note, the Company would have to issue 244,294 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed the First and Second Note Amendment extending the Second Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed the First and Second Note Second Amendment extending the Second Note Maturity Date to October 15, 2006, and as of October 15, 2006, Brantley IV and the Company executed the First and Second Note Third Amendment further extending the Second Note Maturity Date to November 30, 2006.

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

         As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months and nine months ended September 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of September 30, 2006, the outstanding principal under the revolving credit facility was $1,008,282. The full amount of the loan as of September 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company's ability to continue as a going concern. The Company is currently negotiating the terms of a new senior secured credit facility in the aggregate principal amount of $16,500,000, consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment available for future acquisitions. The proceeds from the new facility would be used to repay the Company's current credit facility with CIT and provide capital to enable the Company to execute components of its strategic plan, including the acquisitions of Rand and Online, which are described in greater detail under the caption "Strategic Focus." If the Company is unable to reach an agreement on a credit facility with this lender, then we will seek to find another institutional lender to provide a credit facility on similar terms, but there is no guarantee that we will be able to find such a lender or be able to negotiate similar terms to such credit facility.

         As of September 30, 2006, the Company's existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential, primarily by focusing on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. In 2005 and early 2006, the Company ceased investment in business lines that did not complement the Company's strategic plans. Additionally, the Company redirected financial resources and company personnel to areas that management believes enhance long-term growth potential. A key component of our long-term strategic plan was the identification of potential acquisition targets that would increase the Company's presence in the markets it serves and enhance stockholder value. The Company has identified several acquisition opportunities to expand its business that are consistent with its strategic plan. The Company signed definitive agreements in September 2006 for the acquisition of two of these targets, Rand and Online. In addition to the Rand Stock Purchase Agreement and the Online Stock Purchase Agreement, in September 2006 the Company also executed the Private Placement Agreements and the Purchase Agreement. The Rand Stock Purchase Agreement, the Online Stock Purchase Agreement, the Private Placement Agreements and the Purchase Agreement are all described in greater detail under the caption "Strategic Focus."

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 12, 2005, the Company was named as a defendant in a suit entitled American International Industries, Inc. ("AII") vs. Orion HealthCorp, Inc. (previously known as SurgiCare, Inc.), Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., Brantley Partners IV, L.P. (collectively, "the Named Defendants") and UHY Mann Frankfort Stein & Lipp CPAs, LLP ("UHY Mann") in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. The case involved allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing AII to convert its SurgiCare Class AA convertible preferred stock into shares of the Company's Class A Common Stock. AII asserted that the value of its Class A Common Stock of Orion had fallen as a direct result of the alleged material misrepresentations by the Company. AII was seeking an aggregate of $7,600,000 in damages (actual damages of $3,800,000 and punitive damages of $3,800,000), and rescission of the agreement to convert the SurgiCare Class AA convertible preferred stock into Class A Common Stock. On September 8, 2006, the Company entered into a Settlement Agreement with a Joint and Mutual Release and Indemnity Agreement (the "AII Settlement Agreement") in which the claims by AII against the Named Defendants were fully settled as to all claims, with complete mutual releases for all of the Named Defendants and AII. Under the terms of the AII Settlement Agreement, AII will receive $750,000, paid primarily by various insurance carriers of the Named Defendants, on or before 45 days from the execution of the AII Settlement Agreement. As part of the AII Settlement Agreement, the Named Defendants vigorously denied any liability and AII acknowledged the highly disputed nature of its claims against the Named Defendants. Both the Named Defendants and AII acknowledged that the AII Settlement Agreement was made as a compromise to avoid further expense and to terminate for all time the controversy underlying the lawsuit. A copy of the AII Settlement Agreement is incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed on September 14, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On November 1, 2006, the Company issued 125,000 shares of Class A Common Stock to Keith LeBlanc, former president of the Company, in connection with restricted stock units that were granted to him on August 31, 2005. Per the terms of Mr. LeBlanc's separation agreement, 125,000 of the 250,000 restricted stock units vested on January 1, 2006 and the remaining 125,000 units will vest on January 1, 2007. In the separation agreement, Mr. LeBlanc agreed to refrain from trading any of the restricted stock units for a period of one year commencing on November 1, 2005.

         There was no placement agent or underwriter for the stock issuance. The Company processed the stock issuance internally. The shares were not sold for cash. The Company did not receive any consideration in connection with the stock issuance. In connection with the issuance of the Class A Common Stock, the Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months and nine months ended September 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of September 30, 2006, the outstanding principal under the revolving credit facility was $1,008,282. The full amount of the loan as of September 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company`s ability to continue as a going concern.

ITEM 6. EXHIBITS

EXHIBIT NO.                                                   DESCRIPTION
-----------                                                   -----------
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


                           ORION HEALTHCORP, INC.

                           By: /s/  Terrence L. Bauer
                           --------------------------------------------------
Dated: November 13, 2006      Terrence L. Bauer
                              President, Chief Executive Officer and Director
                              (Duly Authorized Representative)


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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 2006.


By:  /s/ Terrence L. Bauer                                   By:  /s/ Michael J. Finn
-------------------------------------------------          -------------------------------
        Terrence L.  Bauer                                          Michael J.  Finn
        President, Chief Executive Officer and                      Director
        Director (Principal Executive Officer)



By:  /s/ Paul H. Cascio                                      By:  /s/ Joseph M. Valley, Jr.
-------------------------------------------------          -------------------------------
        Paul H. Cascio                                              Joseph M. Valley, Jr.
        Director and Non-Executive Chairman of the Board            Director



By:  /s/ David Crane                                         By:  /s/ Stephen H. Murdock
-------------------------------------------------          -------------------------------
       David Crane                                                  Stephen H. Murdock
       Director                                                     Chief Financial Officer (Principal Accounting
                                                                    and Financial Officer)

                             ORION HEALTHCORP, INC.

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                                                                     Page Number
                                                                                                                     -----------
Consolidated Condensed Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005                         F-2
Consolidated Condensed Statements of Operations for the Three Months Ended September 30, 2006 and 2005 (unaudited)       F-3
Consolidated Condensed Statements of Operations for the Nine Months Ended September 30, 2006 and 2005 (unaudited)        F-4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended September 30, 2006 and 2005 (unaudited)       F-5
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)        F-6
Notes to Unaudited Consolidated Condensed Financial Statements                                                           F-7

 Orion HealthCorp, Inc.
 Consolidated Condensed Balance Sheets

                                                                                 September 30,        December 31,
                                                                                     2006                2005
                                                                                 ------------         ------------
                                                                                                      (Unaudited)
Current assets
                  Cash and cash equivalents                                      $    100,795         $    298,807
                  Accounts receivable, net                                          2,745,039            2,798,304
                  Inventory                                                           282,202              206,342
                  Prepaid expenses and other current assets                           732,970              715,671
                  Assets held for sale                                                   --                975,839
                                                                                 ------------         ------------
          Total current assets                                                      3,861,006            4,994,963
                                                                                 ------------         ------------
Property and equipment, net                                                           620,173              741,966
                                                                                 ------------         ------------
Other long-term assets
                  Intangible assets, excluding goodwill, net                       12,742,510           13,797,714
                  Goodwill                                                          2,490,695            2,490,695
                  Other assets, net                                                    62,643               92,432
                                                                                 ------------         ------------
          Total other long-term assets                                             15,295,848           16,380,841
                                                                                 ------------         ------------
                  Total assets                                                   $ 19,777,027         $ 22,117,770
                                                                                 ============         ============

Current liabilities
                  Accounts payable and accrued expenses                          $  5,843,410         $  6,738,278
                  Other current liabilities                                              --                 25,000
                  Current portion of capital lease obligations                         92,397               92,334
                  Current portion of long-term debt                                 3,491,527            4,231,674
                  Liabilities held for sale                                              --                452,027
                                                                                 ------------         ------------
          Total current liabilities                                                 9,427,334           11,539,313
                                                                                 ------------         ------------
Long-term liabilities
                  Capital lease obligations, net of current portion                   145,374              213,599
                  Long-term debt, net of current portion                            3,795,381            3,871,593
                  Minority interest in partnership                                       --                 35,000
                                                                                 ------------         ------------
          Total long-term liabilities                                               3,940,755            4,120,193
                                                                                 ------------         ------------

Commitments and contingencies                                                            --                   --

Stockholders' equity
                  Preferred stock, par value $0.001; 20,000,000
                    shares authorized; no shares issued and outstanding                  --                   --
                  Common Stock, Class A, par value $0.001;
                    70,000,000 shares authorized, 12,788,776
                    and 12,428,042 shares issued and outstanding at
                    September 30, 2006 and December 31, 2005, respectively             12,788               12,428
                  Common Stock, Class B, par value $0.001;
                    25,000,000 shares authorized, 10,448,470
                    shares issued and outstanding at September 30, 2006
                    and December 31, 2005, respectively                                10,448               10,448
                  Common Stock, Class C, par value $0.001;
                    2,000,000 shares authorized, 1,437,572
                    shares issued and outstanding at September 30, 2006
                    and December 31, 2005, respectively                                 1,438                1,438
                  Additional paid-in capital                                       57,075,010           56,928,016
                  Accumulated deficit                                             (50,652,428)         (50,455,748)
                  Treasury stock - at cost; 9,140 shares                              (38,318)             (38,318)
                                                                                 ------------         ------------
          Total stockholders' equity                                                6,408,938            6,458,264
                                                                                 ------------         ------------
                  Total liabilities and stockholders' equity                     $ 19,777,027         $ 22,117,770
                                                                                 ============         ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

 Orion HealthCorp, Inc.
 Consolidated Condensed Statements of Operations

                                                                               For the Three Months Ended September 30,
                                                                                     2006                 2005
                                                                                 ------------        ---------------
                                                                                 (Unaudited)          (Unaudited)
Net operating revenues                                                            $  7,474,193         $  7,255,542

Operating expenses
                  Salaries and benefits                                              2,782,117            3,572,503
                  Physician group distribution                                       2,112,603            2,003,996
                  Facility rent and related costs                                      455,403              433,303
                  Depreciation and amortization                                        407,964              608,544
                  Professional and consulting fees                                     393,774              566,923
                  Insurance                                                            163,139              238,315
                  Provision for doubtful accounts                                      146,895              278,184
                  Other expenses                                                     1,373,470            1,305,359
                                                                                  ------------         ------------
          Total operating expenses                                                   7,835,365            9,007,127
                                                                                  ------------         ------------
Loss from continuing operations before other income (expenses)                        (361,172)          (1,751,585)
                                                                                  ------------         ------------
Other income (expenses)
                  Interest expense                                                    (122,169)             (97,178)
                  Other expense, net                                                    (4,365)              (5,121)
                                                                                  ------------         ------------
          Total other income (expenses), net                                          (126,534)            (102,299)
                                                                                  ------------         ------------
Loss from continuing operations                                                       (487,706)          (1,853,884)

Discontinued operations
          Income (loss) from operations of discontinued components                        --             (4,228,403)
                                                                                  ------------         ------------
Income (loss) before provision for income taxes                                       (487,706)          (6,082,287)

          Provision for income taxes                                                      --                   --
                                                                                  ------------         ------------
Net loss                                                                          $   (487,706)        $ (6,082,287)
                                                                                  ============         ============
Weighted average common shares outstanding

          Basic                                                                     12,777,363           11,344,066
          Diluted                                                                   12,777,363           11,344,066

Income (loss) per share

          Basic

                  Net loss per share from continuing operations                   $      (0.04)        $      (0.16)

                  Net income (loss) per share from discontinued operations        $       --           $      (0.37)
                                                                                  ------------         ------------
                  Net loss per share                                              $      (0.04)        $      (0.53)
                                                                                  ============         ============
          Diluted

                  Net loss per share from continuing operations                   $      (0.04)        $      (0.16)

                  Net income (loss) per share from discontinued operations        $       --           $      (0.37)
                                                                                  ------------         ------------
                  Net loss per share                                              $      (0.04)        $      (0.53)
                                                                                  ============         ============




The accompanying notes are an integral part of these consolidated condensed financial statements.

 Orion HealthCorp, Inc.
 Consolidated Condensed Statements of Operations

                                                                              For the Nine Months Ended September 30,
                                                                                    2006                    2005
                                                                              ----------------      -----------------
                                                                                 (Unaudited)          (Unaudited)

Net operating revenues                                                            $ 21,559,921         $ 22,536,655

Operating expenses
                  Salaries and benefits                                              8,317,365            9,778,358
                  Physician group distribution                                       6,135,949            6,607,754
                  Facility rent and related costs                                    1,247,678            1,291,402
                  Depreciation and amortization                                      1,226,791            2,335,745
                  Professional and consulting fees                                   1,100,885            1,498,563
                  Insurance                                                            502,499              679,588
                  Provision for doubtful accounts                                      446,041              915,019
                  Other expenses                                                     3,646,413            3,855,454
                                                                                  ------------         ------------
          Total operating expenses                                                  22,623,622           26,961,884
                                                                                  ------------         ------------
Loss from continuing operations before other income (expenses)                      (1,063,701)          (4,425,229)
                                                                                  ------------         ------------
Other income (expenses)
                  Interest expense                                                    (356,313)            (247,569)
                  Gain on forgiveness of debt                                          665,463                 --
                  Other expense, net                                                   (18,517)             (24,098)
                                                                                  ------------         ------------
          Total other income (expenses), net                                           290,633             (271,667)
                                                                                  ------------         ------------
Minority interest earnings in partnership                                                 --                 (1,660)
                                                                                  ------------         ------------
Loss from continuing operations                                                       (773,068)          (4,698,556)

Discontinued operations
          Income (loss) from operations of discontinued components                     576,390          (11,412,149)
                                                                                  ------------         ------------
Net loss                                                                          $   (196,678)        $(16,110,705)
                                                                                  ============         ============
Weighted average common shares outstanding

          Basic                                                                     12,600,820            9,766,413

          Diluted                                                                   12,600,820            9,766,413

Income (loss) per share

          Basic

                  Net loss per share from continuing operations                   $      (0.06)        $      (0.48)

                  Net income (loss) per share from discontinued operations        $       0.05         $      (1.17)
                                                                                  ------------         ------------
                  Net loss per share                                              $      (0.01)        $      (1.65)
                                                                                  ============         ============
          Diluted

                  Net loss per share from continuing operations                   $      (0.06)        $      (0.48)

                  Net income (loss) per share from discontinued operations        $       0.05         $      (1.17)
                                                                                  ------------         ------------
                  Net loss per share                                              $      (0.01)        $      (1.65)
                                                                                  ============         ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

Orion HealthCorp, Inc.
Consolidated Statements of Cash Flows

                                                                                  For the Three Months Ended September 30,
                                                                                  2006                            2005
                                                                               ---------------------------------------------
                                                                                                                 "Revised"
Operating activities
          Net loss                                                               $ (487,706)                   $ (6,082,287)
          Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                   Provision for doubtful accounts                                  146,895                         278,184
                   Depreciation and amortization                                    407,964                         608,544
                   Stock option compensation expense                                 49,642                               -
                   Impact of discontinued operations                                      -                       4,761,898
                   Changes in operating assets and liabilities:
                            Accounts receivable                                    (562,070)                        592,069
                            Inventory                                              (111,817)                         14,496
                            Prepaid expenses and other assets                      (113,116)                        (72,158)
                            Other assets                                              1,400                          21,453
                            Accounts payable and accrued expenses                   447,891                        (289,615)
                            Deferred revenues and other liabilities                       -                          45,014
                                                                               ---------------------------------------------
Net cash used in operating activities                                              (220,919)                       (122,402)
                                                                               ---------------------------------------------

Investing activities
          Sale (purchase) of property and equipment                                 (36,785)                         12,051
          Impact of discontinued operations                                               -                          81,878
                                                                               ---------------------------------------------
Net cash provided by (used in) investing activities                                 (36,785)                         93,929
                                                                               ---------------------------------------------

Financing activities
          Net repayments of capital lease obligations                               (22,463)                        (39,186)
          Net borrowings on line of credit                                            9,614                         579,151
          Net repayments of notes payable                                               409                         (12,235)
          Net borrowings (repayments) of other obligations                           42,016                         (39,243)
                                                                               ---------------------------------------------
Net cash provided by financing activities                                            29,576                         488,487
                                                                               ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                               (228,128)                        460,014

Cash and cash equivalents, beginning of quarter                                     328,923                         311,084
                                                                               ---------------------------------------------
Cash and cash equivalents, end of quarter                                        $  100,795                    $    771,098
                                                                               =============================================

Supplemental cash flow information
          Cash paid during the quarter for
                   Income taxes                                                  $        -                    $          -
                   Interest                                                      $   93,419                    $     68,428



The accompanying notes are an integral part of these consolidated condensed financial statements.

Beginning in the fourth quarter of 2005, the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Orion HealthCorp, Inc.
Consolidated Statements of Cash Flows

                                                                                 For the Nine Months Ended September 30,
                                                                                           2006                   2005
                                                                                -------------------------------------------
                                                                                                                "Revised"
Operating activities
          Net loss                                                                       $ (196,678)          $(16,110,705)
          Adjustments to reconcile net loss to net
              cash provided by (used in) operating activities:
                   Minority interest in earnings of partnerships                                  -                  1,660
                   Provision for doubtful accounts                                          446,041                915,019
                   Depreciation and amortization                                          1,226,791              2,335,745
                   Gain on forgiveness of debt                                             (665,463)                     -
                   Stock option compensation expense                                        147,354                      -
                   Conversion of notes payable to common stock                                    -                 57,886
                   Impact of discontinued operations                                        230,743             11,141,434
                   Changes in operating assets and liabilities:
                            Accounts receivable                                            (392,776)              (229,122)
                            Inventory                                                       (75,860)               (10,742)
                            Prepaid expenses and other assets                              (199,028)              (154,849)
                            Other assets                                                     14,342                 12,859
                            Accounts payable and accrued expenses                          (894,869)              (139,662)
                            Deferred revenues and other liabilities                               -                 29,018
                                                                                -------------------------------------------
Net cash used in operating activities                                                      (359,403)            (2,151,458)
                                                                                -------------------------------------------
Investing activities
          Sale (purchase) of property and equipment                                         (49,796)                32,195
          Impact of discontinued operations                                                 430,244                317,754
                                                                                -------------------------------------------
Net cash provided by investing activities                                                   380,448                349,949
                                                                                -------------------------------------------
Financing activities
          Net repayments of capital lease obligations                                       (68,162)              (164,835)
          Net borrowings (repayments) on line of credit                                    (408,607)               943,664
          Net borrowings of notes payable                                                         -              1,140,360
          Net repayments of notes payable                                                   389,556
          Net borrowings (repayments) of other obligations                                  168,156                (48,428)
          Impact of discontinued operations                                                (300,000)                     -
                                                                                -------------------------------------------
Net cash provided by (used in) financing activities                                        (219,058)             1,870,761
                                                                                -------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (198,012)                69,252

Cash and cash equivalents, beginning of period                                              298,807                701,846
                                                                                -------------------------------------------
Cash and cash equivalents, end of period                                                 $  100,795            $    771,098
                                                                                ===========================================
Supplemental cash flow information
          Cash paid during the period for
                   Income taxes                                                          $        -            $         -
                   Interest                                                              $  271,000            $    187,606


The accompanying notes are an integral part of these consolidated condensed financial statements.



Beginning in the fourth quarter of 2005, the Company separately disclosed the operating, investing and financing components of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

ORION HEALTHCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

                  The unaudited consolidated condensed financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Orion's results for the three months and nine months ended September 30, 2006 and 2005 include the results of IPS, MBS and the Company's ambulatory surgery and diagnostic center business. The descriptions of the business and results of operations of MBS set forth in these notes include the business and results of operations of DCPS. All material intercompany balances and transactions have been eliminated in consolidation.

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

                  The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes therein included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

                  MBS provides services to approximately 59 customers throughout Texas. These customers include anesthesiologists, pathologists, and radiologists, imaging centers, comprehensive breast centers, hospital labs, cardio-thoracic surgeons and ambulatory surgery centers ("ASCs.")

INTEGRATED PHYSICIAN SOLUTIONS

                  IPS, a Delaware corporation, was founded in 1996 to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January
1, 1999.

                  As of September 30, 2006, IPS managed nine practice sites, representing five medical groups in Illinois and Ohio. IPS provides human resources management, accounting, group purchasing, public relations, marketing, information technology, and general day-to-day business operations management services to these medical groups. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

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

AMBULATORY SURGERY CENTER BUSINESS

                  As of September 30, 2006, the Company no longer has ownership or management interests in surgery and diagnostic centers.

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

                  On September 30, 2005, Orion executed purchase agreements to sell its 51% ownership interest in Tuscarawas Ambulatory Surgery Center, L.L.C. ("TASC") and its 41% ownership interest in Tuscarawas Open MRI, L. P. ("TOM") both located in Dover, Ohio, to Union Hospital ("Union"). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. ("TASC Anesthesia"), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM.

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

                  On January 12, 2006, the Company was notified by Union that it was exercising its option to terminate the TOM MSA as of March 12, 2006. Management fee revenue related to TOM was $0 and $14,669 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, management fee revenue related to TOM was $7,217 and $32,020, respectively.

                  On February 3, 2006, the Company was notified by Union that it was exercising its option to terminate the TASC MSA as of April 3, 2006. Management fee revenue related to TASC was $0 and $20,135 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, management fee revenue related to TASC was $22,525 and $72,173, respectively.

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

                  Pursuant to a Guaranty Agreement (the "Brantley IV Guaranty"), dated as of December 15, 2004, provided by Brantley Partners IV, L.P. ("Brantley IV") to CIT, Brantley IV agreed to provide a deficiency guaranty in the initial amount of $3,272,727. As discussed below, the amount of this Brantley IV Guaranty has been reduced. Pursuant to a Guaranty Agreement (the "Brantley Capital Guaranty" and collectively with the Brantley IV Guaranty, the "Guaranties"), dated as of December 15, 2004, provided by Brantley Capital Corporation ("Brantley Capital") to CIT, Brantley Capital agreed to provide a deficiency guarantee in the initial amount of $727,273. As discussed below, the amount of this Brantley Capital Guaranty has been reduced. In consideration for the Guaranties, Orion issued warrants to purchase 20,455 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley IV, and issued warrants to purchase 4,545 shares of Class A Common Stock, at an exercise price of $0.01 per share, to Brantley Capital. None of these warrants, which expire on December 15, 2009, have been exercised as of September 30, 2006.

                  On March 16, 2005, Brantley IV loaned the Company an aggregate of $1,025,000 (the "First Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $1,025,000 (the "First Note") payable to Brantley IV to evidence the terms of the First Loan. The material terms of the First Note are as follows: (i) the First Note is unsecured; (ii) the First Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the First
Note is due in a lump sum on April 19, 2006 (the "First Note Maturity Date");
(iv) the interest on the First Note accrues from and after March 16, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding; (v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the First Note to be due and immediately payable; and (vi) on or after the First Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the First Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "First Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the First Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by (y) the First Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the First Note shall not exceed the lesser of: (i) 1,159,830 shares of Class A Common Stock, or (ii) 16.3% of the then outstanding Class A Common Stock. As of September 30, 2006, if Brantley IV were to convert the First Note, the Company would have to issue 1,121,251 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed an amendment to the First Note (the "First and Second Note Amendment") extending the First Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed a second amendment to the First Note (the "First and Second Note Second Amendment") extending the First Note Maturity Date to October 15, 2006, and as of October 15, 2006, Brantley IV and the Company executed a third amendment to the First Note (the "First and Second Note Third Amendment") further extending the First Note Maturity Date to November 30, 2006.

                  On April 19, 2005, Brantley IV loaned the Company an additional $225,000 (the "Second Loan"). On June 1, 2005, the Company executed a convertible subordinated promissory note in the principal amount of $225,000 (the "Second Note") payable to Brantley IV to evidence the terms of the Second Loan. The material terms of the Second Note are as follows: (i) the Second Note is unsecured; (ii) the Second Note is subordinate to the Company's outstanding loan from CIT and other indebtedness for monies borrowed, and ranks pari passu with general unsecured trade liabilities; (iii) principal and interest on the Second Note is due in a lump sum on April 19, 2006 (the "Second Note Maturity Date"); (iv) the interest on the Second Note accrues from and after April 19, 2005, at a per annum rate equal to nine percent (9.0%) and is non-compounding;
(v) if an event of default occurs and is continuing, Brantley IV, by notice to the Company, may declare the principal of the Second Note to be due and immediately payable; and (vi) on or after the Second Note Maturity Date, Brantley IV, at its option, may convert all or a portion of the outstanding principal and interest due of the Second Note into shares of Class A Common Stock of the Company at a price per share equal to $1.042825 (the "Second Note Conversion Price"). The number of shares of Class A Common Stock to be issued upon conversion of the Second Note shall be equal to the number obtained by dividing (x) the aggregate amount of principal and interest to be converted by
(y) the Second Note Conversion Price (as defined above); provided, however, the number of shares to be issued upon conversion of the Second Note shall not exceed the lesser of: (i) 254,597 shares of Class A Common Stock, or (ii) 3.6% of the then outstanding Class A Common Stock. As of September 30, 2006, if Brantley IV were to convert the Second Note, the Company would have to issue 244,294 shares of Class A Common Stock. On May 9, 2006, Brantley IV and the Company executed the First and Second Note Amendment extending the Second Note Maturity Date to August 15, 2006. On August 8, 2006, Brantley IV and the Company executed the First and Second Note Second Amendment extending the Second Note Maturity Date to October 15, 2006, and as of October 15, 2006, Brantley IV and the Company executed the First and Second Note Third Amendment further extending the Second Note Maturity Date to November 30, 2006.

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

                  As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. As of and for the three months and nine months ended September 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility;
(iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The revolving credit facility is secured by the Company's assets. As of September 30, 2006, the outstanding principal under the revolving credit facility was $1,008,282. The full amount of the loan as of September 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced from $2,750,000 to $2,300,000 and (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company`s ability to continue as a going concern. The Company is currently negotiating the terms of a new senior secured credit facility in the aggregate principal amount of $16,500,000, consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment available for future acquisitions. The proceeds from the new facility would be used to repay the Company's current credit facility with CIT and provide capital to enable the Company to execute components of its strategic plan, including acquisition opportunities, two of which are described in greater detail below. If the Company is unable to reach an agreement on a credit facility with this lender, then we will seek to find another institutional lender to provide a credit facility on similar terms, but there is no guarantee that we will be able to find such a lender or be able to negotiate similar terms to such credit facility.

                  As of September 30, 2006, the Company's existing credit facility with CIT had limited availability to provide for working capital shortages. Although the Company believes that it will generate cash flows from operations in the future, there is substantial doubt as to whether it will be able to fund its operations solely from its cash flows. In April 2005, the Company initiated a strategic plan designed to accelerate the Company's growth and enhance its future earnings potential. The plan focuses on the Company's strengths, which include providing billing, collections and complementary business management services to physician practices. In 2005 and early 2006, the Company ceased investment in business lines that did not complement the Company's strategic plans. On June 7, 2005, as described in Note 1. General - Description of Business - Integrated Physician Solutions, IPS completed the sale of substantially all of the assets of IntegriMED, and on October 1, 2005, the Company completed the sale of its interests in TASC and TOM in Dover, Ohio. Beginning in the third quarter of 2005, the Company successfully completed the consolidation of corporate functions into its Roswell, Georgia facility. Additionally, consistent with its strategic plan, the Company sold its interest in Memorial Village effective January 31, 2006 and in San Jacinto effective March 1, 2006. (See Note 1. General - Description of Business - Ambulatory Surgery Center Business).

                  Additionally, the Company redirected financial resources and company personnel to areas that management believes enhance long-term growth potential. A key component of the Company's long-term strategic plan was the identification of potential acquisition targets that would increase the Company's presence in the markets it serves and enhance stockholder value.

                  The Company has identified several acquisition opportunities to expand its business that are consistent with its strategic plan. The Company signed definitive agreements in September 2006 for the acquisition of two of these targets and plans to consummate the transactions in the fourth quarter of 2006. The Company also entered into definitive agreements for additional equity and mezzanine debt financing in September 2006, which it expects to consummate simultaneously with the two acquisitions. On November 9, 2006, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") on Form DEF14A with respect to the transactions contemplated by the definitive agreements, which are described in greater detail below, and set a special stockholders meeting date of November 27, 2006 for approval of certain changes in corporate structure which will enable the Company to consummate the transactions.

                  The first acquisition involves the purchase of all of the issued and outstanding capital stock of Rand Medical Billing, Inc. ("Rand"). Rand is a full service billing agency, providing medical billing exclusively for anatomic and clinical pathology practices located in Simi Valley, California.

                  On September 8, 2006 the Company entered into a stock purchase agreement with Rand Medical Billing, Inc. and the stockholder of Rand to purchase all of the issued and outstanding capital stock of Rand for an aggregate purchase price of $9,365,333, subject to adjustments conditioned upon future revenue results. A portion of the purchase price is payable by the issuance of such number of shares of the Company's Class A Common Stock having a value of $600,000 based on the average closing price per share of the Company's Class A Common Stock for the twenty day period prior to the closing of the Rand acquisition. The remainder of the purchase price is payable in a combination of cash and the issuance of an unsecured subordinated promissory note in the original principal amount of $1,365,333. At the closing of the Rand acquisition, $6,800,000 of the purchase price will be paid in cash and the balance will be placed in escrow (including the shares of the Company's Class A Common Stock) pending resolution of the purchase price adjustments and subject to claims, if any, for indemnification.

                  The second acquisition involves the purchase of all the issued and outstanding capital stock of two related companies, On Line Alternatives, Inc. ("OLA") and On Line Payroll Services, Inc. ("OLP") (collectively, "Online").

                  OLA is an outsourcing company providing data entry, insurance filing, patient statements, payment posting, collection follow-up and patient refund processing to medical practices. Most of OLA's customers are hospital-based physician practices including radiology, neurology and emergency medicine. Customers also include some other specialties as plastic surgery, family practice, internal medicine and orthopedics. All billing functions are the responsibility of OLA, and include credentialing and accounts payable processing. OLA also has a group of contract transcriptionists who work out of their homes and OLA offers these services to clients as well.

                  OLP provides payroll processing services to small businesses, a few of which are also customers of OLA. OLP provides payroll services including direct deposit, time clock interface and tax reporting to clients in Alabama, Florida, Georgia, Louisiana, Mississippi, Tennessee and Texas.

                  On September 8, 2006 the Company entered into a stock purchase agreement with OLA, OLP and the stockholders of each of OLA and OLP to purchase all of the issued and outstanding capital stock of both OLA and OLP for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price is payable in a combination of cash and the issuance of unsecured subordinated promissory notes. At the closing of the On Line acquisition, $2,476,943 of the purchase price will be paid in cash and the remainder through the issuance of an unsecured subordinated promissory note in the original principal amount of $833,981. The Company also has an option to pay up to $75,000 of the purchase price in the form of an additional unsecured promissory note in lieu of cash at the closing.

                  Each of the stock purchase agreements with Rand and On Line contains customary representations and warranties and terms and conditions to closing.

                  In addition to the Rand and On Line agreements, the Company also entered into a Stock Purchase Agreement on September 8, 2006 with Phoenix Life Insurance Company ("Phoenix") and Brantley IV (the "Stock Purchase Agreement"). Pursuant to the terms of the Stock Purchase Agreement, Phoenix and Brantley IV will purchase, for an aggregate purchase price of $4,650,000, shares of the Company's Class D Common Stock representing upon conversion 19.375% of the Company's outstanding Class A Common Stock as of the date of issuance of the Class D Common Stock, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation. Since the Company's charter documents do not currently authorize the issuance of the Company's Class D Common Stock, the Company will amend and restate its Certificate of Incorporation to provide for such shares upon shareholder approval.

                  As of September 30, 2006, Brantley IV owns 7,863,996 shares of the Company's Class B Common Stock, warrants to purchase 20,455 shares of the Company's Class A Common Stock and notes which are currently convertible into 1,358,054 shares of the Company's Class A Common Stock. As of September 30, 2006, this represents 31.9% of the Company's voting power and 52.4% of the Company's voting power on an as converted basis (at the closing price of the Company's Class A Common Stock on the record date of $0.25 per share). As of September 30, 2006, Brantley IV and its affiliates own 44.8% of the Company's voting power and 60.5% of the Company's voting power on an as converted basis (at the closing price of the Company's Class A Common Stock on the record date of $0.25 per share).

                  Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Phoenix does not currently own, of record, any shares of the Company's capital stock. Two of the Company's directors, Paul H. Cascio and Michael J. Finn, are affiliated with Brantley IV and its related entities. Paul Cascio and Michael J. Finn serve as general partners of the general partner of Brantley Venture Partners III, L.P. ("Brantley III") and Brantley IV and are limited partners in these funds. Neither Phoenix, Brantley IV nor Messrs. Cascio or Finn is affiliated with Brantley Capital Corporation. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P.

                  Brantley IV will purchase, for an aggregate purchase price of $1,650,000, such number of shares of Class D Common Stock representing upon conversion 6.875% of the Company's outstanding Class A Common Stock as of the date of issuance of the Class D Common Stock, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation.

                  Phoenix will purchase, for an aggregate purchase price of $3,000,000, such number of shares of Class D Common Stock, representing upon conversion 12.5% of the Company's outstanding Class A Common Stock as of the date of issuance of the Class D Common Stock, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation.

                  The Class D Common Stock, upon stockholder approval, will have the following rights and preferences:

     o The holders of the Class D Common Stock will have priority in certain distributions made to the other holders of Common Stock. The holders of the shares of Class D Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, will be entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to 9% per annum on the Class D issuance amount, without compounding, from the date the Class D Common Stock is first issued.

     o In addition to receiving any accrued but unpaid distributions described above, the holders of the Class D Common Stock will have the right to receive distributions pari passu with the holders of the shares of the Class A Common Stock, assuming for purposes of such calculation that each share of Class D Common Stock represented one share of Class A Common Stock (subject to adjustment to such conversion ratio for subsequent issuances by the Company of shares of the Company's capital stock, or rights to acquire such shares, for less than the price the holders of the Class D Common Stock paid for their shares and for stock splits, combinations, stock dividends and certain other actions as more fully specified in the Company's certificate of incorporation).

     o The holders of a majority of the Class D Common Stock have the ability to authorize any payment that might otherwise be considered a distribution for purposes of the Company's amended and restated certificate of incorporation to be excluded from the distribution priority provisions described above.

     o Each share of Class D Common Stock will be entitled to one vote. The Class D Common Stock will vote together with all other classes of the Company's Common Stock and not as a separate class, except as otherwise required by law or in the event of certain actions adversely affecting the rights and preferences of the Class D Common Stock as more fully specified in the Company's certificate of incorporation.

     o At the option of each holder of Class D Common Stock, exercisable at any time and from time to time by notice to the Company, each outstanding share of Class D Common Stock held by such investor will convert into a number of shares of Class A Common Stock equal to the "Class D Conversion Factor" in effect at the time such notice is given. The Class D Conversion Factor will initially be one share of Class A Common Stock for each share of Class D Common Stock, subject to adjustment to such conversion ratio for subsequent issuances by the Company of shares of the Company's capital stock, or rights to acquire such shares, for less than the price the holders of the Class D Common Stock paid for their shares and for stock splits, combinations, stock dividends and certain other actions as more fully specified in the Company's certificate of incorporation.

                  On September 8, 2006 the Company also entered into a Note Purchase Agreement with Phoenix (the "Note Purchase Agreement," and together with the Stock Purchase Agreement, the "Private Placement Agreements"). Pursuant to the terms of the Note Purchase Agreement, Phoenix will purchase, for an aggregate purchase price of $3,350,000, (i) the Company's senior unsecured subordinated promissory notes, due 2011, in the original principal amount of $3,350,000 and (ii) warrants to purchase shares of the Company's Class A Common Stock equal to 1.117% of the Company's outstanding Class A Common Stock on the date of issuance of the warrants, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock described above and the shares of Class A Common Stock covered by the warrants but excluding certain of the Company's outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation.

                  The Company's senior unsecured subordinated promissory notes will bear interest at the combined rate of (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to the Company's right to pay such amount in cash. The notes will be unsecured and subordinated to all of the Company's other senior debt. Upon the occurrence and during the continuance of an event of default the interest rate on the cash portion of the interest shall increase from 12% per annum to 14% per annum, for a combined rate of default interest of 16% per annum. The Company may prepay outstanding principal (together with accrued interest) on the note subject to certain prepayment penalties and the Company is required to prepay outstanding principal (together with accrued interest) on the note upon certain specified circumstances.

                  The warrants provide the holder with the right to purchase shares of the Company's Class A Common Stock equal to 1.117% of the Company's outstanding Class A Common Stock on the date of issuance of the warrants, on a fully-diluted basis taking into account the issuance of the shares of Class D Common Stock described above and the shares of Class A Common Stock covered by the warrants but excluding certain of the Company's outstanding options and warrants and certain shares of Class B Common Stock to be purchased by the Company from Brantley Capital Corporation. The warrants will be exercisable for five years from the date of issuance of the warrants at $0.01 per share.

                  Some or all of the proceeds the Company receives upon consummation of the sale of the Class D Common Stock, senior unsecured subordinated promissory notes and warrants in the private placement, along with proceeds from senior bank financing and other funds available to the Company, will be used to finance a portion of the acquisitions of the Rand and On Line businesses, the Company's purchase of certain shares of the Company's Class B Common Stock from Brantley Capital Corporation, to repay certain outstanding senior indebtedness and for general working capital purposes.

                  The obligations of Phoenix and Brantley IV to close under the Private Placement Agreements are subject to the satisfaction or waiver of many conditions in accordance with each of the Stock Purchase Agreement and Note Purchase Agreement, including:

     o receipt of approval from the Company's stockholders of the amendments to the Company's certificate of incorporation and issuance of the Company's shares of Class D Common Stock and Class A Common Stock;

     o the absence of any material adverse change in the Company's business and operations, and the business and operations of the Rand and On Line businesses, since June 30, 2006;

     o in the case of the Stock Purchase Agreement, the filing of the Company's Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware and its acceptance thereof and the Company's reservation of a sufficient number of shares of Class A common Stock for issuance on conversion of the Class D Common Stock;

     o the conversion to Class A Common Stock by Brantley IV of the entire unpaid principal amount of, including accrued but unpaid interest on, the Company's convertible subordinated promissory notes in the aggregate original principal amount of $1,250,000;

     o consummation, in the case of the Stock Purchase Agreement, of the transactions contemplated by the Note Purchase Agreement and, in the case of the Note Purchase Agreement, of the transactions contemplated by the Stock Purchase Agreement;

     o in the case of the Stock Purchase Agreement, consummation by each of Phoenix and Brantley IV of their respective obligations under the Stock Purchase Agreement;

     o    consummation of the acquisitions of the Rand and On Line businesses;

     o the accuracy of the Company's representations and warranties in the Private Placement Agreements as of the closing date taking into account in certain instances the inclusion of the Rand and On Line businesses as part of the Company's business;

     o delivery of pro forma financial statements giving effect to the acquisitions of the Rand and On Line businesses, the consummation of the private placement, the conversion of the Brantley IV notes and the consummation of senior financing that are satisfactory to Phoenix and Brantley IV;

     o the performance and compliance with all of the covenants made, and obligations to be performed, by the other parties in the Private Placement Agreements prior to the closing;

     o    the receipt of all requisite third-party consents;

     o consummation with one or more senior lenders for the provision of not less than $6,500,000 of senior secured financing and, in the case of the Note Purchase Agreement, execution of mutually acceptable intercreditor and subordination agreement(s) among Phoenix, the Company's senior lender and certain of the Company's existing debt holders; and

     o conversion of all shares of Class B Common Stock and Class C Common Stock by the holders thereof into shares of Class A Common Stock or the Company's acquisition and retirement of all such shares, including the Company's purchase and retiring of the 1,722,983 shares of Class B Common Stock held by Brantley Capital Corporation.

                  In connection with the private placement, the parties will enter into a registration rights agreement, pursuant to which the holders of a majority of the shares of Class A Common Stock issuable upon either conversion of the Class D Common Stock or the exercise of the warrants will have the right to require the Company to register their shares of Class A Common Stock under the Securities Act. The agreement allows them one right to demand that the Company register their shares of Class A Common Stock under the Securities Act on a registration statement filed with the SEC and unlimited rights to include (or "piggy-back") the registration of their shares of Class A Common Stock on certain registration statements that the Company may file with the SEC for other purposes.

                  On September 8, 2006 the Company also entered into a purchase agreement with Brantley Capital Corporation to purchase all 1,722,983 shares of the Company's Class B Common Stock owned by Brantley Capital Corporation at any time between now and December 31, 2006 for an aggregate purchase price of $482,435. Upon the Company's acquisition of these shares of Class B Common Stock they will be retired in accordance with the terms of the Company's certificate of incorporation. The Company plans to consummate this purchase simultaneous with the closing of the private placement. The Company anticipates using a portion of the proceeds from the private placement, along with proceeds from senior bank financing and other funds available to the Company, to fund the purchase price for the Company's purchase of the shares of Class B Common Stock owned by Brantley Capital Corporation.

                  These shares represent about 16.5% of the Company's outstanding shares of Class B Common Stock (and about 11.5% of the Company's outstanding shares of Class A Common Stock on a fully-diluted basis assuming conversion as of September 30, 2006) and the Company's acquisition of these shares will assist the Company in satisfying the closing condition to the private placement that requires all holders of shares of the Company's Class B Common Stock and Class C Common Stock to have converted or been acquired by the Company. Brantley Capital Corporation had previously informed the Company that they would not convert their shares as required in connection with the consummation of the private placement and the Company's board of directors determined that the terms of this acquisition were in the best interests of the Company's stockholders and the Company's ability to consummate the private placement.

                  The transactions contemplated by the foregoing agreements are all expected to close simultaneously, if stockholder approval is obtained as required under the Private Placement Agreements and upon satisfaction of the other relevant closing conditions.

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

                  As of September 30, 2006, the Company no longer has ownership or management interests in surgery and diagnostic centers. Orion's principal source of revenues from its surgery center business was a surgical facility fee charged to patients for surgical procedures performed in its ASCs and for diagnostic services performed at TOM. Orion depended upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of its patients. Patients were responsible for the co-payments and deductibles when applicable. The fees varied depending on the procedure, but usually included all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees did not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which were billed directly to third-party payers by such physicians. In addition to the facility fee revenues, Orion also earned management fees from its operating facilities and development fees from centers that it developed. ASCs, such as those in which Orion owned an interest prior to September 30, 2006, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Medicare program currently pays ASCs and physicians in accordance with fee schedules, which are prospectively determined. In addition to payment from governmental programs, ASCs derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include standard indemnity insurance programs as well as managed care structures such as preferred provider organizations, health maintenance organizations and other similar structures.

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

NOTE 5.  SEGMENT REPORTING

                  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has two reportable segments - IPS and MBS. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. The Company's reportable segments consist of: (i) IPS, which includes the pediatric medical groups that provide patient care operating under the MSA; and (ii) MBS, which provides practice management, billing and collections, managed care consulting and coding and reimbursement services to hospital-based physicians and clinics. Management chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and the Health Insurance Portability and Accountability Act of 1996.

                  The following table summarizes key financial information, by reportable segment, as of and for the three months and nine months ended September 30, 2006 and 2005, respectively:

                                    For the Three Months Ended September 30,   For the Nine Months Ended September 30,
                                                       2006                                      2006
                                    ------------------------------------------------------------------------------------
                                         IPS           MBS          Total          IPS           MBS          Total
                                    ------------- ------------- ------------- ------------- ------------- --------------
Net operating revenues              $  4,943,588  $  2,451,464  $  7,395,052  $ 14,092,619  $  7,207,517  $  21,300,136
Income from continuing operations        272,860       230,982       503,842       760,952       569,872      1,330,824
Depreciation and amortization            107,266       282,510       389,776       323,754       848,392      1,172,146
Total assets                           8,458,400     9,677,957    18,136,357     8,458,400     9,677,957     18,136,357

                                    For the Three Months Ended September 30,   For the Nine Months Ended September 30,
                                                       2005                                      2005
                                    ------------------------------------------------------------------------------------
                                         IPS           MBS          Total          IPS           MBS          Total
                                    ------------- ------------- ------------- ------------- ------------- --------------

Net operating revenues              $  4,720,121  $  2,491,109  $  7,211,230  $ 14,766,113  $  7,684,641  $  22,450,754
Income from continuing operations        271,410       150,838       422,248       813,922       613,737      1,427,659
Depreciation and amortization            107,748       285,180       392,928       352,758       858,062      1,210,820
Total assets                           9,792,125     9,930,670    19,722,795     9,792,125     9,930,670     19,722,795

                  The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in Orion's consolidated balance sheets and statements of operations as of and for the three months and nine months ended September 30, 2006 and 2005, respectively:

                                                            Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                             2006         2005         2006         2005
                                                         ------------ ------------ ------------ ------------
Net operating revenues:
      Total net operating revenues for reportable
      segments                                           $ 7,395,052  $ 7,211,230  $21,300,136  $22,450,754
      Corporate revenue                                       79,141       44,312      259,785       85,901
                                                         ------------ ------------ ------------ ------------
         Total consolidated net operating revenues       $ 7,474,193  $ 7,255,542  $21,559,921  $22,536,655
                                                         ============ ============ ============ ============

Income (loss) from continuing operations:
      Total income from continuing operations for
      reportable segments                                $   503,842  $   422,248  $ 1,330,824  $ 1,427,659
      Extraordinary gain                                           -            -      665,463            -
      Corporate overhead                                    (991,547)  (2,276,132)  (2,769,355)  (6,126,215)
                                                         ------------ ------------ ------------ ------------
         Total consolidated income (loss) from
      continuing operations                              $  (487,705) $(1,853,884) $  (773,068) $(4,698,556)
                                                         ============ ============ ============ ============

Depreciation and amortization:
      Total depreciation and amortization for reportable
      segments                                           $   389,776  $   392,928  $ 1,172,146  $ 1,210,820
      Corporate depreciation and amortization                 18,188      215,616       54,645    1,124,925
                                                         ------------ ------------ ------------ ------------
         Total consolidated depreciation and
         amortization                                    $   407,964  $   608,544  $ 1,226,791  $ 2,335,745
                                                         ============ ============ ============ ============

Total assets:
      Total assets for reportable segments               $18,136,357  $19,722,795  $18,136,357  $19,722,795
      Corporate assets                                     1,640,670    1,870,063    1,640,670    1,870,063
      Assets held for sale or related to discontinued
      operations (1)                                               -    8,595,427            -    8,595,427
                                                         ------------ ------------ ------------ ------------
         Total consolidated assets                       $19,777,027  $30,188,285  $19,777,027  $30,188,285
                                                         ============ ============ ============ ============

(1) The balance at September 30, 2005 includes $5,522,881 of intangible assets and goodwill that were impaired in 2005.

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

                                                       FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                    2006                2005                  2006               2005
                                                --------------     --------------        --------------    ---------------
Net loss                                        $    (487,706)     $  (6,082,287)        $    (196,678)     $ (16,110,705)
Weighted average number of shares of
  Class A Common Stock outstanding
  for basic net loss per share
                                                   12,777,363         11,344,066            12,600,820          9,766,413
Dilutive stock options, warrants
   and restricted stock units                        (a)                (a)                   (a)                (a)
Convertible notes payable                            (b)                (b)                   (b)                (b)
Class B Common Stock                                 (c)                (c)                   (c)                (c)
Class C Common Stock                                 (d)                (d)                   (d)                (d)
Weighted average number of shares of
  Class A Common Stock outstanding for
  diluted net loss per share
                                                   12,777,363         11,344,066            12,600,820          9,766,413
Net loss per share - Basic                      $       (0.04)     $       (0.53)        $       (0.01)     $       (1.65)
Net loss per share - Diluted                    $       (0.04)     $       (0.53)        $       (0.01)     $       (1.65)

                  The following potentially dilutive securities are not included in the calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share for the three months and nine months ended September 30, 2006 and 2005, respectively, because the effect would be anti-dilutive due to the net loss for the periods:

     (1) 2,612,347 and 1,786,841 options, warrants and restricted stock units were outstanding as of September 30, 2006 and 2005, respectively.

     (2) $1,300,000 of notes was convertible into Class A Common Stock at September 30, 2006 and 2005, respectively. Of the total, $50,000 was convertible into 391,832 shares of Class A Common Stock based on a conversion price equal to 75% of the average closing price for the 20 trading days immediately prior to September 30, 2006. The remaining $1,250,000 was convertible into 1,365,546 and shares of Class A Common Stock at September 30, 2006.

     (3) 10,448,470 and 10,642,306 shares of Class B Common Stock were outstanding at September 30, 2006 and 2005, respectively. Holders of shares of Class B Common Stock have the option to convert their shares of Class B Common Stock into Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed to yield one share of Class A Common Stock per share of Class B Common Stock converted, plus such additional shares of Class A Common Stock, or portions thereof, necessary to approximate the unpaid portion of the return of the original purchase price for the Class B Common Stock and a nine percent (9%) return on the original purchase price for the Class B Common Stock without compounding, from the date of issuance through the date of conversion. As of September 30, 2006 and 2005, respectively, each share of Class B Common Stock was convertible into
          6.564372146119 and 4.158844397612 shares of Class A Common Stock.


     (4) 1,437,572 and 1,462,121 shares of Class C Common Stock were outstanding at September 30, 2006 and 2005, respectively. Holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock into shares of Class A Common Stock at any time based on a conversion factor in effect at the time of the transaction. The conversion factor is designed initially to yield one share of Class A Common Stock per share of Class C Common Stock converted, with the number of shares of Class A Common Stock reducing to the extent that distributions are paid on the Class C Common Stock. The conversion factor is calculated as (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) $3.30. The initial conversion factor was one (one share of Class C Common Stock converts into one share of Class A Common Stock) and is subject to adjustment as discussed below. If the fair market value used in determining the conversion factor for the Class B Common Stock in connection with any conversion of Class B Common Stock is less than $3.30 (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting Class A Common Stock), holders of shares of Class C Common Stock have the option to convert their shares of Class C Common Stock (within 10 days of receipt of notice of the conversion of the Class B Common Stock) into a number of shares of Class A Common Stock equal to (x) the amount by which $3.30 exceeds the aggregate distributions made with respect to a share of Class C Common Stock divided by (y) the fair market value used in determining the conversion factor for the Class B Common Stock (the "Anti-Dilution Option"). The aggregate number of shares of Class C Common Stock so converted by any holder shall not exceed a number equal to (a) the number of shares of Class C Common Stock held by such holder immediately prior to such conversion plus the number of shares of Class C Common Stock previously converted in Class A Common Stock by such holder multiplied by (b) a fraction, the numerator of which is the number of shares of Class B Common Stock converted at the lower price and the denominator of which is the aggregate number of shares of Class B Common Stock issued at the closing of the 2004 Mergers. As of September 30, 2006 and 2005, respectively, each share of Class C Common Stock was convertible into 13.7500000 and 8.4615384 shares of Class A Common Stock under the anti-dilution provision.

                  Subject to the terms of any preferred stock or any other class of stock having any preference or priority over the Class A Common Stock, Class B Common Stock and Class C Common Stock that the Company may issue in the future, all dividends and other distributions will be made to the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock in the following order of priority:

     o First, the holders of the shares of Class B Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, are entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to $1.15 plus an amount equal to nine percent (9%) per annum on such amount, without compounding, from the date the Class B Common Stock was first issued.

     o Second, the holders of the shares of Class C Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, are entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to $3.30. After the full required distributions have been made to the holders of shares of Class C Common Stock (other than shares concurrently being converted into Class A Common Stock) as described in the previous sentence, each share of Class C Common Stock then outstanding will be retired and will not be reissued.

     o Third, after the full distributions have been made to the holders of the shares of Class B Common Stock and Class C Common Stock as described above, all holders of the shares of Class A Common Stock and Class B Common Stock, as a single class, shall thereafter be entitled to receive all remaining distributions pro rata based on the number of outstanding shares of Class A Common Stock or Class B Common Stock held by each holder, provided that for purposes of such remaining distributions, each share of Class B Common Stock will be deemed to have been converted into one share of Class A Common Stock (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting the Class A Common Stock).

NOTE 8.  EMPLOYEE STOCK-BASED COMPENSATION

                  At September 30, 2006, the Company had two stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. The Company grants options at or above the market price of its common stock at the date of each grant.

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

                  For the three months and nine months ended September 30, 2006, the impact of adopting SFAS No. 123(R) on the Company's consolidated condensed statements of operations was an increase in salaries and benefits expense of $49,642 and $97,713, respectively, with a corresponding decrease in the Company's income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on the Company's basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

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

                  The following table illustrates the pro forma net income and earnings per share that would have resulted in the three months and nine months ended September 30, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the three months and nine months ended September 30, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).

                                                      THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                         2006                2005                 2006                 2005
                                                    --------------      --------------        --------------      --------------
Net income (loss) - as reported                     $     (487,706)     $   (6,082,287)       $     (196,678)     $  (16,110,705)
Add:  Stock-based employee
  compensation included in net income (loss)
                                                            49,642                --                 147,354                --
Deduct:  Total stock-based employee
  compensation (expense determined under the fair
  value-based method for all awards),
  net of tax effect

                                                           (49,642)            (45,831)             (147,354)           (109,589)
                                                    ----------------------------------------------------------------------------
Net loss - pro forma                                $     (487,705)     $   (6,128,118)       $     (196,678)     $  (16,220,294)
                                                    ============================================================================
Net loss per share:
Basic - as reported                                 $        (0.04)     $        (0.53)       $        (0.01)     $        (1.65)
Basic - pro forma                                   $        (0.04)     $        (0.53)       $        (0.01)     $        (1.66)
Diluted - as reported                               $        (0.04)     $        (0.53)       $        (0.01)     $        (1.65)
Diluted - pro forma                                 $        (0.04)     $        (0.53)       $        (0.01)     $        (1.66)

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


                  The following table contains selected financial statement data related to Bellaire SurgiCare as of and for the three months and nine months ended September 30, 2005:


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2005          SEPTEMBER 30, 2005
                                                    ------------------          ------------------
 Income statement data:
                   Net operating revenues                      $ --                 $   161,679
                   Operating expenses                            --                     350,097
                                                    -------------------           -------------
                   Net loss                                    $ --                 $ (188,418)
                                                    -------------------           -------------

 Balance sheet data:
                   Current assets                              $ --                 $       --
                   Other assets                                  --                         --
                                                    -------------------           -------------
                          Total assets                         $ --                 $       --
                                                    -------------------           -------------

                   Current liabilities                         $ --                 $       --
                   Other liabilities                             --                         --
                                                    -------------------           -------------
                          Total liabilities                    $ --                 $       --
                                                    -------------------           -------------

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


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2005          SEPTEMBER 30, 2005
                                                    ------------------          ------------------
 Income statement data:
                   Net operating revenues                      $ --                 $   848,373
                   Operating expenses                            --                     809,673
                                                    -------------------           -------------
                   Net loss                                    $ --                 $    38,700
                                                    -------------------           -------------

 Balance sheet data:
                   Current assets                              $ --                 $       --
                   Other assets                                  --                         --
                                                    -------------------           -------------
                          Total assets                         $ --                 $       --
                                                    -------------------           -------------

                   Current liabilities                         $ --                 $       --
                   Other liabilities                             --                         --
                                                    -------------------           -------------
                          Total liabilities                    $ --                 $       --
                                                    -------------------           -------------


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

                  The following table contains selected financial statement data related to IntegriMED as of and for the three months and nine months ended September 30, 2005:



                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2005          SEPTEMBER 30, 2005
                                                    ------------------          ------------------
 Income statement data:
                   Net operating revenues                      $ --                 $   191,771
                   Operating expenses                            --                     899,667
                                                    -------------------           -------------
                   Net loss                                    $ --                 $  (707,896)
                                                    -------------------           -------------

 Balance sheet data:
                   Current assets                              $ --                 $       --
                   Other assets                                  --                         --
                                                    -------------------           -------------
                          Total assets                         $ --                 $       --
                                                    -------------------           -------------

                   Current liabilities                         $ --                 $       --
                   Other liabilities                             --                         --
                                                    -------------------           -------------
                          Total liabilities                    $ --                 $       --
                                                    -------------------           -------------

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

                  The following table contains selected financial statement data related to TASC and TOM as of and for the three months and nine months ended September 30 2005:

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                               ------------------   ------------------
Income statement data:
                  Net operating revenues          $   737,355          $ 2,408,156
                  Operating expenses                  827,429            2,467,111
                                                  -----------          -----------
                  Net loss                        $   (90,074)         $   (58,956)
                                                  -----------          -----------

Balance sheet data:
                  Current assets                  $   641,172          $   641,172
                  Other assets                      1,398,449            1,398,449
                                                  -----------          -----------
                         Total assets             $ 2,039,621          $ 2,039,621
                                                  -----------          -----------

                  Current liabilities             $   617,186          $   617,186
                  Other liabilities                   828,312              828,312
                                                  -----------          -----------
                         Total liabilities        $ 1,445,498          $ 1,445,498
                                                  -----------          -----------


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

                  The following table contains selected financial statement data related to Sutter as of and for the three months and nine months ended September 30, 2005:

                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30, 2005  SEPTEMBER 30, 2005
                                            ------------------  ------------------
Income statement data:
                  Net operating revenues          $106,151        $322,470
                  Operating expenses               103,440         314,049
                                                  --------        --------
                  Net income                      $  2,711        $  8,421
                                                  --------        --------
Balance sheet data:
                  Current assets                  $102,924        $102,924
                  Other assets                      14,066          14,066
                                                  --------        --------
                         Total assets             $116,990        $116,990
                                                  --------        --------

                  Current liabilities             $ 21,778        $ 21,778
                  Other liabilities                   --              --
                                                  --------        --------
                         Total liabilities        $ 21,778        $ 21,778
                                                  --------        --------

                  MEMORIAL VILLAGE. As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, the Company determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, the Company decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for the Company's equity interests in Memorial Village or close the facility. In preparation for this pending transaction, the Company tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to the Company's surgery center business, the Company recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. As described in Note 1. General - Description of Business - Ambulatory Surgery Center Business, effective January 31, 2006, the Company executed an Asset Purchase Agreement to sell substantially all of the assets of Memorial Village. As a result of this transaction, the Company recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. The Company allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. The operations of this component are reflected in the Company's consolidated statements of operations as 'loss from operations of discontinued components' for the three months and nine months ended September 30, 2006 and 2005, respectively.

                  The following table contains selected financial statement data related to Memorial Village as of and for the three months and nine months ended September 30, 2006 and 2005, respectively:


                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                            SEPTEMBER 30, 2006  SEPTEMBER 30, 2005    SEPTEMBER 30, 2006  SEPTEMBER 30, 2005
                                            ------------------  ------------------    ------------------  ------------------
Income statement data:
                  Net operating revenues          $  --          $  61,046            $  17,249         $ 1,329,899
                  Operating expenses                 --            817,575              170,285           2,320,322
                                                  -------        ---------            ---------         -----------
                  Net loss                        $  --          $(756,529)           $(153,036)        $  (990,423)
                                                  -------        ---------            ---------         -----------

Balance sheet data:
                  Current assets                  $  --          $ 414,255            $    --           $   414,255
                  Other assets                       --            552,107                 --               552,107
                                                  -------        ---------            ---------         -----------
                         Total assets             $  --          $ 966,362            $    --           $   966,362
                                                  -------        ---------            ---------         -----------

                  Current liabilities             $  --          $ 940,149            $    --           $   940,149
                  Other liabilities                52,546           52,546
                                                  -------        ---------            ---------         -----------
                         Total liabilities        $  --          $ 992,695            $    --           $   992,695
                                                  -------        ---------            ---------         -----------


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

     ORION. Prior to the divestiture of the Company's ambulatory surgery center business, the Company recorded management fee revenue, which was eliminated in the consolidation of the Company's financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $0 and $61,039, respectively, for the three months and nine months ended September 30, 2006. For the three months and nine months ended September 30, 2005, the Company generated management fee revenue of $101,662 and $320,069, respectively, and net minority interest losses totaling $24,823 and $67,588, respectively. For the quarters ended June 30, 2005 and December 31, 2005, the Company recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations the Company discontinued in 2005 and early 2006.

         The following table summarizes the components of income (loss) from operations of discontinued components:

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30, 2006  SEPTEMBER 30, 2005 SEPTEMBER 30, 2006 SEPTEMBER 30, 2005
                                              ------------------  --------------------------------------------------------
  Bellaire SurgiCare
    Net loss                                         $--         $      --              $    --           $   (188,418)
    Loss on disposal                                  --                --                   --               (163,049)
  CARDC
    Net income                                        --                --                   --                 38,700
    Gain on disposal                                  --                --                   --                268,292
  IntegriMED
    Net loss                                          --                --                   --               (707,896)
    Loss on disposal                                  --                --                   --                (47,101)
  TASC and TOM
    Net loss                                          --             (90,074)                --                (58,956)
    Loss on disposal                                  --                --                   --             (2,122,445)
  Sutter
    Net income                                        --               2,711                 --                  8,421
  Memorial Village
    Net loss                                          --            (756,529)            (153,036)            (990,423)
    Gain (loss) on disposal                           --          (1,348,085)             574,321           (4,577,547)
San Jacinto
    Gain (loss) on disposal                           --          (2,113,262)              94,066           (2,847,784)
  Orion
    Net income                                        --              76,835               61,039              (23,943)
                                              ----------------------------------------------------------------------------

     Total income (loss) from operations
       of discontinued components, including
       net gain (loss) on disposal                   $--         $(4,228,403)           $ 576,390         $(11,412,149)
                                              ============================================================================

NOTE 10.  LONG-TERM DEBT

Long-term debt is as follows:


                                                                           SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                                                           ------------------   -----------------
Promissory note due to sellers of MBS, bearing interest at 8%,
interest payable monthly or on demand, matures December 15, 2007             $ 1,714,336         $ 1,000,000

Working capital due to sellers of MBS, due on demand                                --               199,697
Term loan with a financial institution, non-interest bearing, matures November 15, 2010, net of
  accretion of $654,010 and $641,467, respectively                             3,096,134           3,108,677

Revolving line of credit with a financial institution,
  bearing interest at 6.5%, interest payable monthly or on demand (1)               --               778,006

$2,300,000 revolving line of credit, bearing interest at prime
(8.25% at September 30, 2006) plus 6%, interest payable
monthly, matures December 14, 2006 (2)                                         1,008,282           1,703,277

Convertible notes, bearing interest at 18%, interest
  payable monthly, convertible on demand                                          50,000              50,000

Note payable due to a related party, bearing interest
  at 6%, interest payable monthly, due on demand                                    --                13,611

Insurance financing note payable, bearing interest
  at 5.25%, interest payable monthly                                             168,156                --

Convertible promissory notes due to a related party,
  bearing interest at 9%, mature November 30, 2006                             1,250,000           1,250,000
                                                                             -----------         -----------
Total long-term debt                                                           7,286,908           8,103,268
Less: current portion of long-term debt                                       (3,491,527)         (4,231,675)
                                                                             -----------         -----------
Long-term debt, net of current portion                                       $ 3,795,381         $ 3,871,593
                                                                             ===========         ===========

(1) As of March 13, 2006, the Company had retired approximately $778,000 of debt at a discounted price of $112,500.

(2) As part of the Loan and Security Agreement, the Company is required to comply with certain financial covenants, measured on a quarterly basis. The financial covenants include maintaining a required debt service coverage ratio and meeting a minimum operating income level for the surgery and diagnostic centers before corporate overhead allocations. At September 30, 2006, the Company was out of compliance with both of these financial covenants and has notified the lender as such. Under the terms of the Loan and Security Agreement, failure to meet the required financial covenants constitutes an event of default. Under an event of default, the lender may
     (i) accelerate and declare the obligations under the credit facility to be immediately due and payable; (ii) withhold or cease to make advances under the credit facility; (iii) terminate the credit facility; (iv) take possession of the collateral pledged as part of the Loan and Security Agreement; (v) reduce or modify the revolving loan commitment; and/or (vi) take necessary action under the Guaranties. The full amount of the loan as of September 30, 2006 is recorded as a current liability. In December 2005, the Company received notification from CIT stating that (i) certain events of default under the Loan and Security Agreement had occurred as a result of the Company being out of compliance with two financial covenants relating to its debt service coverage ratio and its minimum operating income level, (ii) as a result of the events of default, CIT raised the interest rate for monies borrowed under the Loan and Security Agreement to the provided "Default Rate" of prime rate plus 6%, (iii) the amount available under the revolving credit facility was reduced to $2,300,000 and
     (iv) CIT reserved all additional rights and remedies available to it as a result of these events of default. The Company is currently in negotiations with CIT to obtain, among other provisions, a waiver of the events of default. In the event CIT declares the obligations under the Loan and Security Agreement to be immediately due and payable or exercises its other rights described above, the Company would not be able to meet its obligations to CIT or its other creditors. As a result, such action would have a material adverse effect on the Company's ability to continue as a going concern.

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

                  On July 12, 2005, the Company was named as a defendant in a suit entitled American International Industries, Inc. ("AII") vs. Orion HealthCorp, Inc. (previously known as SurgiCare, Inc.), Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., Brantley Partners IV, L.P. (collectively, "the Named Defendants") and UHY Mann Frankfort Stein & Lipp CPAs, LLP ("UHY Mann") in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. The case involved allegations that the Company made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing AII to convert its SurgiCare Class AA convertible preferred stock into shares of the Company's Class A Common Stock. AII asserted that the value of its Class A Common Stock of Orion had fallen as a direct result of the alleged material misrepresentations by the Company. AII was seeking an aggregate of $7,600,000 in damages (actual damages of $3,800,000 and punitive damages of $3,800,000), and rescission of the agreement to convert the SurgiCare Class AA convertible preferred stock into Class A Common Stock. On September 8, 2006, the Company entered into a Settlement Agreement with a Joint and Mutual Release and Indemnity Agreement (the "AII Settlement Agreement") in which the claims by AII against the Named Defendants were fully settled as to all claims, with complete mutual releases for all of the Named Defendants and AII. Under the terms of the AII Settlement Agreement, AII will receive $750,000, paid primarily by various insurance carriers of the Named Defendants, on or before 45 days from the execution of the AII Settlement Agreement. As part of the AII Settlement Agreement, the Named Defendants vigorously denied any liability and AII acknowledged the highly disputed nature of its claims against the Named Defendants. Both the Named Defendants and AII acknowledged that the AII Settlement Agreement was made as a compromise to avoid further expense and to terminate for all time the controversy underlying the lawsuit.

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

NOTE 12.  SUBSEQUENT EVENTS

                  On October 15, 2006, Brantley IV and the Company executed the First and Second Note Third Amendment, which extends the First Note Maturity Date and Second Note Maturity Date to November 30, 2006. (See Note 2. Going Concern).

                  On November 1, 2006, the Company issued 125,000 shares of Class A Common Stock to Keith LeBlanc, former president of the Company, in connection with restricted stock units that were granted to him on August 31, 2005. Per the terms of Mr. LeBlanc's separation agreement, 125,000 of the 250,000 restricted stock units vested on January 1, 2006 and the remaining 125,000 units will vest on January 1, 2007. In the separation agreement, Mr. LeBlanc agreed to refrain from trading any of the restricted stock units for a period of one year commencing on November 1, 2005.

                  On November 9, 2006, the Company filed a definitive proxy statement with the SEC on Form DEF14A with respect to the transactions contemplated by the Rand Stock Purchase Agreement, the Online Stock Purchase Agreement, the Private Placement Agreements and the Purchase Agreement, which are described in Note 2. Going Concern, and set a special stockholders meeting date of November 27, 2006 for approval of certain changes in corporate structure which will enable the Company to consummate the aforementioned transactions.

                                  EXHIBIT INDEX

EXHIBIT NO.                                                 DESCRIPTION
-----------                                                 -----------
Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1   Section 1350 Certification
Exhibit 32.2   Section 1350 Certification