Form 10KSB
period 2006-12-31
ORION HEALTHCORP INC
filed 2007-04-02
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                  REGISTRANT'S TELEPHONE NUMBER: (678) 832-1800


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                           WHICH REGISTERED
-----------------------------------       --------------------------------------
   Class A Common Stock, $0.001                 The American Stock Exchange
       par value per share

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The registrant's revenues for the fiscal year ended December 31, 2006:
$23,401,424

The aggregate market value of the shares of Class A Common Stock of the registrant (excluding the Class D Common Stock) held by non-affiliates on March 27, 2007 was approximately $3,477,355 based upon the closing price per share for the registrant's Class A Common Stock on the American Stock Exchange on that day. The aggregate market value of the shares of Class A Common Stock and Class D Common Stock of the registrant held by non-affiliates on March 27, 2007 (assuming full conversion of Class D Common Stock into shares of Class A Common Stock) was approximately $3,477,355 based upon the closing price per share for the registrant's Class A Common Stock on the American Stock Exchange on that day. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2007, 105,499,487 shares of the registrant's Class A Common Stock, par value $0.001, were outstanding and 24,658,955 shares of the registrant's Class D Common Stock, par value $0.001, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement, to be filed on or about April 9, 2007 in connection with the Annual Meeting of Stockholders presently scheduled to be held on May 9, 2007, have been incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format Yes |_| No |X|

                             ORION HEALTHCORP, INC.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2006

                                TABLE OF CONTENTS

        Item                                                              Page
        Number                                                           Number
    -------------                                                       --------
                                     PART I

     1.   Description of Business                                            4

     2.   Description of Property                                            9

     3.   Legal Proceedings                                                  9

     4.   Submission of Matters to a Vote of Security Holders               10

                                    PART II

     5.   Market for Common Equity and Related Stockholder Matters          11

     6.   Management's Discussion and Analysis or Plan of Operation         13

     7.   Financial Statements                                              33

     8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              33

     8A.  Controls and Procedures                                           33

     8B.  Other Information                                                 33

                                    PART III

     9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
          Exchange Act                                                      34

     10.  Executive Compensation                                            34

     11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   34

     12.  Certain Relationships and Related Transactions, and Director
          Independence                                                      35

     13.  Exhibits                                                          35

     14.  Principal Accountant Fees and Services                            36

          SIGNATURES                                                        37

          CONSOLIDATED FINANCIAL STATEMENTS                                F-1

          INDEX OF EXHIBITS                                                 38

         The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements, including the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. Unless otherwise indicated, the terms "we," "us" and "our" refer to Orion HealthCorp, Inc. ("Orion" or the "Company") and its consolidated subsidiaries; references to 2006 are to our fiscal year ended December 31, 2006 and references to 2005 are to our fiscal year ended December 31, 2005.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act," and collectively, with the Securities Act, the "Acts") as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Any statements other than statements of historical fact included in this Annual Report on Form 10-KSB, including without limitation, statements under the captions "Business" and "Management's Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and plans and objectives for future performance are deemed to be forward-looking statements. Forward-looking statements include statements preceded by, followed by or including the words "may," "will," "would," "could," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. In particular, these include statements relating to our future actions, future performance or results of current and anticipated services, expenses and financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning our operations, future results, and prospects described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate.

         We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information or future events. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in Part II, Item 6. Management's Discussion and Analysis or Plan of Operation. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors in addition to those described herein could also adversely affect operating or financial performance. Forward-looking statements are subject to the safe harbors created in the Reform Act.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

         We are a healthcare services organization providing outsourced business services to physicians, serving the physician market through two operating segments - Revenue Cycle Management and Practice Management - via five operating subsidiaries: Medical Billing Services, Inc. ("MBS"), Rand Medical Billing, Inc. ("Rand"), On Line Alternatives, Inc. ("OLA") and On Line Payroll Services, Inc. ("OLP") (collectively with OLA, "On Line"), and Integrated Physician Solutions, Inc. ("IPS"). Our mission is to provide superior billing, collections, practice management, business and financial management services for physicians, resulting in optimal profitability for its clients and increased enterprise value for its stakeholders. We believe our core competency is our long-term experience and success in working with and creating value for physicians.

Revenue Cycle Management Segment ("RCM")

         Our RCM segment includes three business units, MBS, Rand and On Line. We offer billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists, allowing them to avoid the infrastructure investment in their own back-office operations. In addition, we provide these services to other specialties including plastic surgery, family practice, internal medicine, orthopedics, neurologists, emergency medicine and ambulatory surgery centers. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens. MBS currently provides services to approximately 54 clients, representing 310 providers. Rand currently provides services to approximately 58 clients, representing 171 providers. On Line currently provides services to approximately 13 billing clients, representing 32 providers, and 43 transcription clients and provides payroll processing services to 207 clients.

         Billing and Collection Services. We offer billing and collection services to our clients. These include coding, reimbursement services, charge entry, claim submission, collection activities, and financial reporting services, including:

         o Current Procedural Terminology ("CPT") and International Classification of Diseases ("ICD-9") utilization reviews;

         o  Charge ticket (superbill) evaluations;
         o  Fee schedule analyses;
         o  Reimbursement audits; and
         o  Training seminars.
         o  Patient refund processing

         Managed Care Contract Management Services. We offer consulting services to assist clients in interacting with managed care organizations. Some of the managed care consulting services are:

         o Establishing the actual ownership of the managed care organization and determining that the entity is financially sound;
         o  Negotiating the type of reimbursement offered;
         o Assuring that there are no "withholds" beyond the discount agreed upon;
         o Determining patient responsibility for non-covered services, as well as co-pays and deductibles;
         o Tracking managed care payments to verify the accuracy of the reimbursement rate;
         o Evaluating the appeals process in case of disputes concerning payment issues, utilization review, and medical necessity; and
         o Confirming the length of the contract, the renewal process, and the termination options.

         Practice Consulting Services. We offer a wide range of management consulting services to medical practices. These management services help create a more efficient medical practice, providing assistance with the business aspects associated with operating a medical practice. Our management consulting services include the following:

         o  Accounting and bookkeeping services;
         o  Evaluation of staffing needs;
         o  Provision of temporary staff services;
         o  Quality assurance program development;
         o  Physician credentialing assistance;
         o  Fee schedule review, specific to locality;
         o  Formulation of scheduling systems; and
         o  Training and continuing education programs.
         o  Payroll processing

         See Note 10 in our Notes to Consolidated Financial Statements included in Part II, Item 7. Financial Statements for financial information regarding our RCM segment.

Practice Management ("PM") Segment

         IPS, a Delaware corporation, was founded in 1996 to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of the combination of several medical group businesses effective January 1, 1999.

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of December 31, 2006, IPS managed eight practice sites, representing five medical groups in Illinois and Ohio. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services. The operations of two of the affiliated medical practices managed at December 31, 2006 - Dayton Infant Care Specialists, Corp. ("Dayton ICS") and Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW") - are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively. (See Part I, Item 3. Legal Proceedings.)

         There is a standard forty-year management service agreement ("MSA") between IPS and each of the various affiliated medical groups whereby a management fee is paid to IPS. IPS owns all of the assets used in the operation of the medical groups. IPS manages the day-to-day business operations of each medical group and provides the assets for the physicians to use in their practice for a fixed fee or percentage of the net operating income of the medical group. All revenues are collected by IPS, the fixed fee or percentage payment to IPS is taken from the net operating income of the medical group and the remainder of the net operating income of the medical group is paid to the physicians and treated as an expense on IPS's financial statements as "physician group distribution."

         See Note 10 in our Notes to Consolidated Financial Statements included in Part II, Item 7. Financial Statements for financial information regarding the continuing operations of our PM segment.

Company History and Recent Developments

         Orion was incorporated in Delaware on February 24, 1984 as Technical Coatings, Incorporated. On December 15, 2004, we completed a series of transactions to acquire IPS (the "IPS Merger") and to acquire Dennis Cain Physician Solutions, Ltd. ("DCPS") and MBS (the "DCPS/MBS Merger") (collectively, the "2004 Mergers"). As a result of these transactions, IPS and MBS became our wholly owned subsidiaries. On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, we changed our name from SurgiCare, Inc. to Orion HealthCorp, Inc. and consummated restructuring transactions, which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of our debt facilities. We also created Class B Common Stock and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

         In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan was the identification of potential acquisition targets that would increase our presence in the markets we serve and enhance stockholder value.

         On December 1, 2006 we completed the acquisition of Rand and the On Line businesses. We acquired all of the issued and outstanding capital stock of Rand for an aggregate purchase price of $9,365,333, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash, the issuance of an unsecured subordinated promissory note and the issuance of shares of our Class A Common Stock. We acquired all of the issued and outstanding capital stock of both OLA and OLP for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash and the issuance of unsecured subordinated promissory notes.

         These acquisitions were financed in part through the proceeds of a private placement that was also completed on December 1, 2006 (the "Private Placement"). The Private Placement consisted of our issuance of (i) shares of a newly created class of our common stock, Class D Common Stock, par value $0.001 per share (the "Class D Common Stock"), which is convertible into our Class A Common Stock, to each of Phoenix Life Insurance Company ("Phoenix") and Brantley Partners IV, L.P. ("Brantley IV") for an aggregate purchase price of $4,650,000 and (ii) senior unsecured subordinated promissory notes due 2011 in the original principal amount of $3,350,000, bearing interest at an aggregate rate of 14% per annum, together with warrants to purchase shares of our Class A Common Stock, to Phoenix for an aggregate purchase price of $3,350,000.

         Our senior unsecured subordinated promissory notes bear interest at the combined rate of (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. The notes are unsecured and subordinated to all of our other senior debt. Upon the occurrence and during the continuance of an event of default the interest rate on the cash portion of the interest shall increase from 12% per annum to 14% per annum, for a combined rate of default interest of 16% per annum. We may prepay outstanding principal (together with accrued interest) on the notes subject to certain prepayment penalties and we are required to prepay outstanding principal (together with accrued interest) on the notes upon certain specified circumstances.

         As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT Healthcare, LLC ("CIT") into a four year $16,500,000 senior secured credit facility with Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Amounts borrowed under this facility are secured by substantially all of our assets and a pledge of the capital stock of our operating subsidiaries. Under the terms of the credit agreement (the "Credit Agreement") relating to this facility, amounts borrowed bear interest at either a fluctuating rate based on the prime rate or LIBOR rate, at our election. Currently, our interest rate on the revolving loan commitment and the term loan is the prime rate plus 1.75%. In addition to refinancing our existing loan facility, a portion of the proceeds from this facility were used to fund our acquisitions of Rand and On Line and to finance our ongoing working capital, capital expenditure and general corporate needs. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital Corporation "(Brantley Capital") were released from guarantees that they had provided on our behalf in connection with the loan facility.

         Also on December 1, 2006 in connection with the consummation of the Private Placement and the execution of the Credit Agreement, the following actions were taken:

     o We amended our certificate of incorporation to create the Class D Common Stock and eliminate the Class B Common Stock and Class C Common Stock;
     o We purchased and retired all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital for an aggregate purchase price of $482,435;

     o Brantley IV converted the entire unpaid principal balance, and accrued but unpaid interest, of two convertible subordinated promissory notes in the original aggregate amount of $1,250,000 (the "Brantley IV Notes") into shares of our Class A Common Stock;
     o All of our remaining holders of Class B Common Stock and Class C Common Stock converted their shares into shares of our Class A Common Stock;
     o We extended the maturity date and increased the interest rate on certain unsecured subordinated promissory notes totaling in the aggregate $1,714,336 (the "DCPS/MBS Notes") issued to certain of the former equity holders of the businesses we acquired in 2004 as part of the DCPS/MBS Merger, including two of our executive officers, Dennis Cain, CEO of MBS, and Tommy Smith, President and COO of MBS; and
     o We restructured certain unsecured notes issued to DVI Financial Services, Inc. ("DVI") and serviced by U.S. Bank Portfolio Services ("USBPS") to reduce the outstanding balance from $3,750,000 to $2,750,000.

         As of December 31, 2006, after giving effect to the acquisitions of Rand and On Line and the closing of the Private Placement, Brantley IV owned 62,437,789 shares of our Class A Common Stock, warrants to purchase 20,455 shares of our Class A Common Stock and 8,749,952 shares of our Class D Common Stock which are currently convertible into 8,749,952 shares of our Class A Common Stock. As of December 31, 2006, this represented 52.0% of our voting power on an as-converted, fully-diluted basis. Therefore, as of December 1, 2006, we qualified as a "controlled company" under the listing rules of the American Stock Exchange ("AMEX"). Two of our directors, Paul H. Cascio and Michael J. Finn, are affiliated with Brantley IV and its related entities. Messrs. Cascio and Finn serve as general partners of the general partner of Brantley Venture Partners III, L.P. ("Brantley III") and Brantley IV and are limited partners in these funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P.

         Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Prior to the closing of the Private Placement, Phoenix did not own, of record, any shares of our capital stock. As part of the Private Placement, Phoenix received (i) 15,909,003 shares of Class D Common Stock, representing upon conversion 15,909,003, or 11.6%, of our outstanding Class A Common Stock as of December 31, 2006, on an as-converted, fully-diluted basis taking into account the issuance of the shares of Class D Common Stock and (ii) warrants to purchase 1,421,629 shares of our Class A Common Stock representing 1.0% of the voting power as of December 31, 2006 on an as-converted, fully-diluted basis.

Competition

RCM Segment

         There are several companies that compete with us in the RCM business segment, including Per-Se Technologies, Inc., which was acquired by McKesson Corporation on January 26, 2007, CBIZ, Inc., RMI, and Houston Medical Records. We also compete with regional and local billing companies as well as physician groups performing billing and collection services in house. Many of these competitors have greater resources than us. The principal competitive factors that affect our ability to provide such services are the ability to provide proactive practice management consulting services, the efficiency and effectiveness of converting medical services to cash while minimizing compliance risk, the relationship with the client or prospective client, pricing of services offered, the experience and expertise of personnel, reputation, and access to capital.

PM Segment

         We compete with many local, regional and national companies in the healthcare business services markets in which they operate. IPS is able to compete based on its long-term MSAs, by providing a high level of service, having employees with many years of experience in the healthcare market and focusing on the practice area of pediatrics. IPS's affiliated medical groups compete with many other physician parties that provide similar specialties in their respective geographic area.

Government Regulation

         Administrative Simplification and Privacy Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, the Department of Health and Human Services ("DHHS") released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA, and in August 2002 published revisions to the final rules. These final health privacy regulations generally required compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information. We believe that the cost of compliance with these regulations has not had a material adverse effect on our business, financial position or results of operations. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

         We cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities that would prohibit or otherwise regulate relationships which we have established or may establish with other healthcare providers or the possibility of material adverse effects on our business or revenues arising from such future actions. We believe, however, that we will be able to adjust our operations to be in compliance with any regulatory or statutory provision, as may be applicable.

         We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payers that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors.

         Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act ("FCA"), which may be enforced by the federal government directly, or by a qui tam plaintiff (a private person suing on the government's behalf under a statute that assigns a certain part of the penalty award to the government). Under the FCA, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times the actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the anti-kickback statute and "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 should also be prosecuted as violations of the federal FCA. Even though we believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws and regulations defining the proper parameters of Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the FCA or related statutes.

RCM Segment

         Regulatory activities affect the business activities of our subsidiaries operating in the RCM business segment by controlling reimbursement to our clients, which affects our revenues, as well as regulations regarding patient privacy and submission of fraudulent claims.

         Our clients depend upon third-party programs, including governmental and private health insurance programs, to reimburse them for services rendered to patients. In order to receive Medicare reimbursement, each client must meet the applicable conditions of participation set forth by DHHS relating to the type of specialty, as well as comply with state and local laws and regulations, all of which are subject to change from time to time. Reimbursement rates are subject to governmental regulation as well as negotiated contracts with third party payers. Changes in reimbursement to our clients could have a direct impact on our RCM revenues because our RCM revenues are based on a percentage of such reimbursements.

PM Segment

         IPS's customers must comply with the governmental regulations, such as those relating to HIPAA, Medicare and Medicaid, which affect healthcare providers. When providing its customers with healthcare business services and information technology solutions, IPS must consider the healthcare regulatory framework in which its customers operate in order to provide them with services and products that will not compromise their compliance with these regulations. IPS's products and services are HIPAA compliant. IPS has HIPAA Business Associate agreements in place with all companies that are third-party business partners and may receive protected patient health information.


Employees

         As of December 31, 2006, we had a total workforce of 423 employees.

         Our RCM businesses employed a total of 274 employees, 264 of which were full-time employees and 10 of which were part-time or as-needed ("PRN") employees. These employees worked in the following areas: administration (214), management or supervisory (51), and information technology (9).

         Our PM business employed a total of 136 employees, 91 of which were full-time employees and 45 of which were part-time or PRN employees. These employees worked in the following areas: administration (62), clinical (70) and operations (4).

         Our principal corporate office in Roswell, Georgia employed a total of 13 persons, 12 of which were full-time employees and one of which was a part-time employee. The corporate staff worked in the following positions: corporate management (7), administration (4), information technology (1) and operations (1).

ITEM 2. DESCRIPTION OF PROPERTY

         The following table contains information on the facility leases for our principal corporate office, as well as the locations of our RCM and PM segment businesses, as of December 31, 2006.


Location                                                             Approximate                 Lease Expiration
--------                                                           Square Footage                ----------------
                                                                   ---------------
Principal office:
     1805 Old Alabama Road, Suite 350, Roswell, Georgia                 8,600                    April 30, 2012

RCM Segment:
     10700 Richmond Avenue, Houston, Texas                             21,000                     June 30, 2011
     714 FM 1960 West, Houston, Texas                                  10,200                   December 31, 2007
     3939 Green Oaks Blvd West, Arlington, Texas                        1,853                   November 30, 2007
     32 Tacon Street, Mobile, Alabama                                   9,900                   December 31, 2011
     24 Tacon Street, Mobile, Alabama                                   1,300                   December 31, 2007
     1633 Erringer Road, Simi Valley, California (1)                    9,900                   December 31, 2010

PM Segment:
     3617 Dayton-Xenia Road, Beavercreek, Ohio                          3,621                    October 30, 2011
     5450 Far Hills Avenue, Kettering, Ohio                             5,551                   November 30, 2012
     331 N. Breiel Boulevard, Middletown, Ohio                         11,000                      May 10, 2010
     9000 N. Main Street, Dayton, Ohio                                  5,937                     April 11, 2008
     465 Avenue of the Cities, East Moline, Illinois                    4,400                   September 1, 2007
     1625 Avenue of the Cities, Moline, Illinois                       19,644                     July 20, 2009
     5057 Shoreline Road, Barrington, Illinois (2)                      4,203                   February 26, 2009
     One Children's Plaza, Dayton, Ohio (3)                             1,240                   November 30, 2009

----------
(1)  This lease agreement is payable to a trust that is managed by the former stockholder of Rand who is now an employee of Orion.
(2)  This lease agreement relates to PSNW, which is included in discontinued
     operations for the twelve months ended December 31, 2006 and 2005, respectively, and as `assets held for sale' and `liabilities held for sale'
     at December 31, 2006.
(3)  This lease agreement relates to Dayton ICS, which is included in discontinued operations for the twelve months ended December 31, 2006 and
     2005, respectively.


         Annual rental payments related to our facility leases totaled $1,715,278 for the year ended December 31, 2006. We believe our facilities are sufficient for our purposes.

ITEM 3. LEGAL PROCEEDINGS

         IPS is party to a management services agreement ("the Dayton MSA") with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. On November 28, 2006, we were named as a defendant in a suit entitled Dayton Infant Care Specialists, Corp. vs. Integrated Physician Solutions, Inc., et al. in the United States District Court of the Southern District of Ohio, Western Division, Case No. 3:06-cv-00374, in which Dayton ICS was seeking certain injunctive relief ordering that certain funds derived from accounts receivable and held in a lockbox be released to Dayton ICS. On November 29, 2006, the Court denied Dayton ICS's motion for a temporary restraining order. There is an arbitration clause in the Dayton MSA. IPS asserts that Dayton ICS waived arbitration and, therefore, has filed a counterclaim against Dayton ICS for breach of contract and other causes of action. Also on November 29, 2006, IPS filed a suit entitled Integrated Physician Solutions, Inc. vs. Don T. Granger, M.D., et al. in the United States District Court of the Southern District of Ohio, Western Division, Case No 3:06-cv-00377 against the shareholder of Dayton ICS and physicians who are under employment agreements with Dayton ICS stating various claims arising out of their involvement with the termination of the business. Certain of the employees have filed a motion to dismiss the counterclaim against them. Both cases are assigned to the same judge in the Western Division of the United States District Court of the Southern District of Ohio and may be consolidated. Trial dates have been scheduled for both cases in July 2008.

         IPS is party to a management services agreement ("the Illinois MSA") with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which is the anticipated closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS will be released from any further obligation to each other from any previous agreement.

         In addition, we are involved in various other legal proceedings and claims arising in the ordinary course of business. Our management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse impact on our financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held a special meeting of stockholders on November 27, 2006. At this special meeting, the stockholders voted on and approved each of the following proposals.

Proposal One:     To approve an amendment to our certificate of incorporation to increase the aggregate number of shares of our authorized capital stock from 117,000,000 shares to 370,000,000 shares.
                  Proposal One was approved by holders of 61.99% of the outstanding shares of the Company's common stock (including
                  Class A, Class B and Class C Common Stock) entitled to vote at the special meeting. Specifically, a total of 15,294,873 shares were voted in favor of this proposal, 21,679 shares were voted against this proposal, and 6,000 shares abstained from voting on this proposal.

Proposal Two:     To approve an amendment to our certificate of incorporation to increase the number of shares of Class A Common Stock authorized and available for issuance from 70,000,000 shares to 300,000,000 shares. The increased number of shares approved is a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal One. Proposal Two was approved by holders of 61.95% of the outstanding shares of the Company's common stock (including Class A, Class B and Class C
                  Common Stock) entitled to vote at the special meeting.
                  Specifically, a total of 15,284,903 shares were voted in favor of this proposal, 31,649 shares were voted against this proposal, and 6,000 shares abstained from voting on this proposal.

Proposal Three:   To approve an amendment to our certificate of incorporation to authorize 50,000,000 shares of a new class of common stock, Class D Common Stock, which is convertible into shares of our Class A Common Stock, and to provide for the rights and preferences of the Class D Common Stock. The new shares approved are a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal One.
                  Proposal Three was approved by holders of 61.95% of the outstanding shares of the Company's common stock (including
                  Class A, Class B and Class C Common Stock) entitled to vote at the special meeting, by 100% of the holders of Class B Common
                  Stock, voting as a single class, entitled to vote at the special meeting, and by 100% of the holders of Class C Common
                  Stock, voting as a single class, entitled to vote at the special meeting. Specifically, 15,284,848 shares were voted in favor of this proposal, 31,704 shares were voted against this proposal and 6,000 shares abstained from voting on this proposal. With respect to the Class B Common Stock, voting as a single class, 10,448,470 shares were voted in favor of this proposal, with no shares voted against or abstained from voting on this proposal. With respect to the Class C Common
                  Stock, voting as a single class, 1,437,572 shares were voted in favor of this proposal, with no shares voted against or abstained from voting on this proposal.

Proposal Four:    To approve the issuance as part of a private placement
                  transaction to Phoenix and Brantley IV of such number of shares of our newly created Class D Common Stock representing upon conversion 19.375% of our outstanding Class A Common
                  Stock, on a fully-diluted basis, taking into account the issuance of the shares of Class D Common Stock but excluding certain of our outstanding options, warrants and convertible securities and certain shares of Class B Common Stock to be purchased by us from Brantley Capital. The shares of Class D
                  Common Stock issued pursuant to this proposal are a portion of, and not in addition to, the shares being created pursuant to Proposal Three, the shares of Class A Common Stock to be issued upon conversion of such Class D Common Stock are a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal Two and all of the shares issued pursuant to this proposal are a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal One. Proposal Four was approved by holders of 61.95% of the outstanding shares of the Company's common stock (including Class A, Class B and Class C Common
                  Stock) entitled to vote at the special meeting.
                  Specifically, 15,285,266 shares were voted in favor of this proposal, 28,236 shares were voted against this proposal, and 9,050 shares abstained from voting on this proposal.

Proposal Five:    To approve the issuance as part of a private placement
                  transaction to Phoenix of warrants to purchase shares of our Class A Common Stock equal to 1.117% of our outstanding Class
                  A Common Stock on the date of issuance of the warrant certificate, taking into account the issuance of the shares of Class D Common Stock described in Proposal Four but excluding certain of our outstanding options, warrants and convertible securities and certain shares of our Class B Common Stock to be purchased by us from Brantley Capital. The shares of Class
                  A Common Stock to be issued upon the exercise of the warrants referred to in this proposal are a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal Two and are a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal
                  One. Proposal Five was approved by holders of 61.95% of the outstanding shares of the Company's common stock (including
                  Class A, Class B and Class C Common Stock) entitled to vote at the special meeting. Specifically, 15,285,961 shares were voted in favor of this proposal, 27,541 shares were voted against this proposal, and 9,050 shares abstained from voting on this proposal.

Proposal Six:     To approve the issuance as a portion of the consideration paid for our acquisition of the stock of Rand to the selling stockholder of Rand such number of shares of our Class A
                  Common Stock having a value of $600,000 based on the average closing price per share of our Class A Common Stock for the twenty day period prior to the closing of the acquisition of Rand. The shares of Class A Common Stock issued pursuant to this proposal are a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal Two and are a portion of, and not in addition to, the additional shares being authorized pursuant to Proposal One. Proposal Six was approved by holders of 62.01% of the outstanding shares of the Company's common stock (including Class A, Class B and
                  Class C Common Stock) entitled to vote at the special meeting.
                  Specifically, 15,300,218 shares were voted in favor of this proposal, 16,274 shares were voted against this proposal, and 6,060 shares abstained from voting on this proposal.

Proposal Seven:   To approve the amendment to our 2004 Incentive Plan to
                  increase the number of shares of our Class A Common Stock available for grants under the 2004 Incentive Plan from 2,200,000 shares to such number of shares representing 10% of our outstanding Class A Common Stock as of the date of closing of the private placement, on a fully-diluted basis taking into account the shares issued in the private placement and the Rand acquisition, and to increase the maximum number of shares that can be granted to a participant in any calendar year under the 2004 Incentive Plan from 1,000,000 shares to 3,000,000 shares. The increased number of shares approved pursuant to this proposal were reserved out of the additional shares of Class A Common Stock being authorized pursuant to Proposals One and Two. Proposal Seven was approved by holders of 62.00% of the outstanding shares of the Company's common stock (including Class A, Class B and Class C Common Stock) entitled to vote at the special meeting. Specifically, 15,297,284 shares were voted in favor of this proposal, 12,553 were voted against this proposal, and 12,715 shares abstained from voting on this proposal.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our Class A Common Stock is currently traded on the AMEX under the symbol ONH. From July 2001 to December 15, 2004, the Company's common stock was traded on the AMEX under the symbol SRG.

         On March 27, 2007, the last sale price of our common stock as reported on the AMEX was $0.21 per share. The following table sets forth for the periods indicated the high and low per share prices for our Class A Common Stock as reported on the AMEX:

      Year Ended December 31, 2006                  High               Low
      --------------------------------------    --------------    --------------
      Quarter ended March 31, 2006                  $0.45             $0.25
      Quarter ended June 30, 2006                   $1.20             $0.22
      Quarter ended September 30, 2006              $0.38             $0.22
      Quarter ended December 31, 2006               $0.35             $0.12

      Year Ended December 31, 2005                  High               Low
      --------------------------------------    --------------    --------------
      Quarter ended March 31, 2005                  $2.70             $0.90
      Quarter ended June 30, 2005                   $1.40             $0.62
      Quarter ended September 30, 2005              $0.88             $0.37
      Quarter ended December 31, 2005               $0.49             $0.25

Holders

         As of March 27, 2007, there were approximately (i) 464 holders of record of our Class A Common Stock and 105,499,487 shares of Class A Common Stock issued and outstanding; and (ii) 2 holders of record of our Class D Common Stock and 24,658,955 shares of Class D Common Stock outstanding.

Dividends

         We have not paid dividends on shares of our common stock within the last three years, and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Additionally, without the prior written consent of Wells Fargo, the Credit Agreement does not allow payment of a distribution in cash to the holders of our Class A Common Stock or of our Class D Common Stock at any time (a) while there are any amounts owed by us to Wells Fargo under the Credit Agreement or (b) there is any commitment by Wells Fargo to make any loans under the Credit Agreement.

         Subject to the terms of any preferred stock or any other class of stock (or any series thereof) having any preference or priority over, or rights superior to, the Class A Common Stock and Class D Common Stock that the Company may issue in the future, all dividends and other distributions will be made to the holders of the shares of Class A Common Stock and Class D Common Stock in the following order of priority:

         o First, the holders of the shares of Class D Common Stock (other than shares concurrently being converted into Class A Common Stock), as a single and separate class, are entitled to receive all distributions until there has been paid with respect to each such share from amounts then and previously distributed an amount equal to the Class D issuance amount plus an amount equal to nine percent (9%) per annum on such amount, without compounding, from the date the Class D Common Stock was first issued.
         o Second, after the full distributions have been made to the holders of the shares of Class D Common Stock, all holders of the shares of Class A Common Stock and Class D Common Stock, as a single class, shall thereafter be entitled to receive all remaining distributions pro-rata based on the number of outstanding shares of Class A Common Stock or Class D Common Stock held by each holder, provided that for purposes of such remaining distributions, each share of Class D Common Stock will be deemed to have been converted into one share of Class A Common Stock (subject to adjustment to account for stock splits, stock dividends, combinations or other similar events affecting the Class A Common Stock.)

Recent Sales of Unregistered Securities

         As described in Part I, Item 1. Description of Business under the caption "Company History and Recent Developments" and incorporated herein by reference, in connection with the closing of the acquisitions of Rand and On Line and the Private Placement, we issued (i) 3,314,917 shares of our Class A Common Stock to the stockholder of Rand; (ii) 24,658,955 shares of our Class D Common Stock representing on conversion as of December 31, 2006, 24,658,955 shares of our Class A Common Stock to Phoenix and Brantley IV in the aggregate;
(iii) warrants to purchase 1,421,629 shares of our Class A Common Stock to Phoenix, which are exercisable for five years from the date of issuance at a price of $0.01 per share; (iv) 67,742,350 shares of our Class A Common Stock upon conversion of 8,725,487 shares of our Class B Common Stock, pursuant to a conversion ratio at December 1, 2006 under which each share of our Class B Common Stock was convertible into 7.763732876712 shares of our Class A Common Stock; (v) 20,019,619 shares of our Class A Common Stock upon conversion of 1,437,572 shares of our Class C Common Stock, pursuant to a conversion ratio at December 1, 2006 under which each share of our Class C Common Stock was convertible into 16.5 shares of our Class A Common Stock; and (vi) 1,383,825 shares of our Class A Common Stock upon conversion of the Brantley IV notes, based on a conversion price per share of $1.042825. We issued these shares of our Class A Common Stock in reliance on an exception from registration pursuant to Section 4(2) of the Securities Act based on the purchasers' representations, the absence of a general solicitation and other criteria needed to satisfy
Section 4(2).

         On December 1, 2006, in connection with the closing of the Private Placement we filed our Third Amended and Restated Certificate of Incorporation which (i) increased the aggregate number of shares of our authorized capital stock from 117,000,000 shares to 370,000,000 shares, consisting of 350,000,000 shares of common stock and 20,000,000 shares of preferred stock; (ii) specified that 300,000,000 shares of the common stock were designated as Class A Common Stock; (iii) created a new series of common stock designated as the Class D Common Stock consisting of 50,000,000 shares; and (iv) eliminated the Class B and Class C Common Stock and the rights and preferences related thereto. Our Third Amended and Restated Certificate of Incorporation was approved by our stockholders at our special meeting of stockholders held on November 27, 2006 and was filed on December 1, 2006. As a condition of the closing of the Private Placement, we also purchased all 1,722,983 of the outstanding shares of our Class B Common Stock held by Brantley Capital for an aggregate purchase price of $482,435, or $0.28 per share As of December 1, 2006, we no longer have any Class B or Class C Common Stock authorized, issued or outstanding.

Equity Compensation Plan Information

         The following table gives information about our Class A Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.


                                                                                                       Number of securities
                                                       Number of securities                          remaining available for
                                                         to be issued upon      Weighted-average      future issuance under
                                                            exercise of         exercise price of   equity compensation plans
                                                       outstanding options,   outstanding options,    (excluding securities
  Plan category                                        warrants and rights    warrants and rights   reflected in 1st column)
  ---------------------------------------------------  --------------------   --------------------  ------------------------
  Equity compensation plans approved by security
  holders                                                    4,084,000                   $0.32                   9,241,782
  Equity compensation plans not approved by security
  holders                                                                --                     --                        --
                                                         ------------------                              -------------------
  Total.............................................         4,084,000                   $0.32                   9,241,782
                                                         ==================                              ===================


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report on Form 10-KSB.

Overview

         We are a healthcare services organization providing outsourced business services to physicians, serving the physician market through two operating segments - Revenue Cycle Management and Practice Management - via five operating subsidiaries: MBS, Rand, OLA and OLP, and IPS. Our mission is to provide superior billing, collections, practice, business and financial management services for physicians, resulting in optimal profitability for its clients and increased enterprise value for its stakeholders. We believe our core competency is our long-term experience and success in working with and creating value for physicians.

Strategic Focus

         In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. We believe that we are now positioned to focus on our physician services business and the physician billing and collections market, leveraging our existing presence to expand into additional geographic regions and increase the range of services we provide to physicians. A key component of this strategy includes acquiring financially successful billing companies focused on providing services to hospital-based physicians and increasing sales and marketing efforts in existing markets. Specifically, we took the following actions in the second half of 2006:

         o In December 2006, we entered into the Credit Agreement with Wells Fargo for a four-year $16.5 million credit facility, including a $10 million acquisition line of credit; and
         o In December 2006, we completed the acquisitions of Rand and On Line and closed the Private Placement.

         In conjunction with the transactions described above, and described more fully in Part I. Item 1. Business under the caption "Company History and Recent Developments," we also completed the following transactions related to our balance sheet and capital structure in December 2006:

         o We issued shares of Class D Common Stock to Phoenix and Brantley IV and a subordinated promissory note to Phoenix in conjunction with the Private Placement;
         o We converted the Brantley IV notes with a principal amount of $1.25 million into shares of our Class A Common Stock;
         o We purchased all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital;
         o We converted all of the remaining shares of Class B and Class C Common Stock into shares of our Class A Common Stock (representing approximately 88 million shares of our Class A Common Stock in the aggregate) and retired the Class B and Class C Common Stock;

         o We renegotiated the payment terms of the DCPS/MBS Notes, which included the extension of the maturity date of the DCPS/MBS Notes from December 15, 2007 to December 15, 2008; and
         o We executed the Restructured Loan Agreement with USBPS, which provided for the reduction of our non-interest bearing obligation with USBPS from $3,750,000 to $2,750,000 as well as the extension of the maturity of this obligation until October 2013.

Financial Overview

         As more fully described below, our results of operations for the year ended December 31, 2006 as compared to the same period in 2005 reflect several important factors, many related to the impact of the transactions which occurred as part of our strategic plan referred to above.
         o Changes in revenues, resulting from the reclassification of some of IPS's operations into discontinued operations as well as the inclusion of one month of revenues for Rand and On Line as compared to no revenue in 2005;
         o Inclusion of legal expenses in 2006 related to IPS's discontinued operations;
         o Professional and consulting fees incurred in connection with the December 2006 Private Placement;
         o Inclusion of one month of expenses for Rand and On Line as compared to no expenses in 2005; and
         o Significant charges for impairment of intangible assets and goodwill in 2006 related to IPS's discontinued operations.

Critical Accounting Policies and Estimates

         The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Our management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. We believe the following critical accounting policies affect the most significant areas involving management's judgments and estimates. In addition, please refer to Note 1, Organization and Accounting Policies, of our consolidated financial statements included beginning on Page F-1 of this Annual Report on Form 10-KSB for further discussion of our accounting policies.

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

     (a) the PPM must have a significant financial interest in the physician practice that (1) is unilaterally saleable or transferable by the PPM and (2) provides the PPM with the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the physician practice, in an amount that fluctuates based upon the performance of the operations of the physician practice and the change in fair value thereof.

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

         Revenue Recognition. MBS, Rand and OLA's principal source of revenues is fees charged to clients based on a percentage of net collections of the client's accounts receivable. They recognize revenue and bill their clients when the clients receive payment on those accounts receivable. Our RCM businesses typically receive payment from the client within 30 days of billing. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS, Rand and OLA also earn fees from the various consulting services that they provide, including medical practice management services, managed care contracting, coding and reimbursement services and transcription services. OLP earns revenue based on a contracted rate per transaction and recognizes revenue when the service is provided.

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. For the twelve months ended December 31, 2006 and 2005, IPS's net fee-for-service revenue, less bad debt expense, totaled $12,292,580 and $11,787,130, respectively. The variance between cash collections and net fee-for-service revenue for the twelve months ended December 31, 2006 was $(1,224), or 0.0% of net fee-for-service revenue. For the year ended December 31, 2005, the variance between cash collections and net fee-for-service revenue was $311,376, or 2.6% of net fee-for-service revenue. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the twelve months ended December 31, 2006 and 2005.

         Accounts Receivable and Allowance for Doubtful Accounts. MBS, Rand and On Line record uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, they have experienced minimal credit losses and have not written-off any material accounts during 2006 or 2005.

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

         The following table summarizes IPS's aging of accounts receivable, by major payer classification, as of December 31, 2006 and 2005, respectively:


                                                                   December 31, 2006
                                         0-30            31-60           61-90            90+             Total
                                         ----            -----           -----            ---             -----
Commercial,HMO/PPO                         $935,503        $210,027         $44,986         $19,664        $1,210,181
Medicaid                                     73,306          25,059           6,699          20,792           125,857
Other                                        24,987          12,580           3,366          80,471           121,404
Self Pay                                     21,251          86,096          71,876         204,620           383,843
                                   ----------------- --------------- --------------- --------------- -----------------
            Total                        $1,055,048        $333,763        $126,927        $325,547        $1,841,285
                                   ================= =============== =============== =============== =================



                                                                   December 31, 2005
                                         0-30            31-60           61-90            90+             Total
                                         ----            -----           -----            ---             -----
Commercial,HMO/PPO                         $708,762        $249,968        $152,506         $50,672        $1,161,907
Medicaid                                     45,384          24,995          34,757          21,611           126,748
Other                                       145,070         136,059          35,846         123,370           440,346
Self Pay                                     64,878          63,737          64,706         277,306           470,627
                                   ----------------- --------------- --------------- --------------- -----------------
            Total                          $964,094        $474,759        $287,816        $472,959        $2,199,628
                                   ================= =============== =============== =============== =================


         The following schedule provides a reconciliation of IPS's aging of accounts receivable to our consolidated accounts receivable as of December 31, 2006 and 2005, respectively:


                                                                              December 31,
                                                                        2006                  2005
                                                                        ----                  ----

IPS gross accounts receivable                                           $1,841,285            $2,199,628
Non-trade accounts receivable                                              248,295               223,241
MBS accounts receivable, net                                             1,239,372               856,823
Rand accounts receivable, net                                              630,111                    --
On Line accounts receivable, net                                           160,146                    --
SurgiCare accounts receivable, net                                              --                35,511
Accounts receivable related to discontinued operations (1)                 432,021               735,607
Contractual allowance and bad debt reserve                               (975,856)           (1,252,506)
                                                                 ------------------   ------------------
       Consolidated accounts receivable, net                            $3,575,375            $2,798,304
                                                                 ==================   ==================

  (1) At December 31, 2006, net accounts receivable related to assets held for sale totaled $264,250 and are not reflected in consolidated net accounts receivable.


         IPS's affiliated medical groups follow a written policy regarding the write-off of accounts receivable older than 90 days. The billing department of each affiliated medical group complies with government and third party payer regulations regarding the collection of balance due amounts. Accounts receivable eligible for adjustment are reviewed monthly by the practice administrators, with accounts considered for assignment to a collection agency the latter of 180 days after the date of patient liability has been determined or as soon as the internal collection effort has been exhausted. All collection attempts and contacts are documented in the patient's account record for future reference. Once maximum collection efforts are exhausted, both internally and through external collection agencies, adjustments and write-offs are reviewed in the following manner:

         o Accounts showing a balance less than $9.99 may be written off at the discretion of the billing staff;

         o Accounts showing a balance greater than $10.00 but less than $500.00 will be evaluated by the billing staff, practice administrator and Director of Operations; and

         o Accounts showing a balance of greater than $500.00 will be evaluated by the billing staff, practice administrator, Director of Operations and managing affiliated physician partners.

         IPS's days sales outstanding for continuing operations totaled 39.8 and 48.4, respectively, for the twelve months ended December 31, 2006 and 2005.

         Investment in Limited Partnerships. At December 31, 2005, we owned a 10% general partnership interest in San Jacinto Surgery Center, Ltd. ("San Jacinto"). The investment was accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect our share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, we sold our interest in San Jacinto. (See "Results of Operations - Discontinued Operations" for additional discussion regarding the sale of San Jacinto.)

         The general partnership interest was accounted for as an investment in limited partnership due to the interpretation of SFAS 94/Accounting Research Bulletin ("ARB") 51 and the interpretations of such by Issue 96-16 and Statement of Position "SOP" 78-9. Under those interpretations, the Company could not consolidate its interest in an entity in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, and capital expenditure and debt approval by limited partners and the general form versus substance analysis.

         Goodwill and Other Intangible Assets. Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires us to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually. We evaluate our goodwill and other intangible assets in the fourth quarter of each fiscal year, unless circumstances require testing at other times. (See "Results of Operations -- Discontinued Operations" for additional discussion regarding the impairment testing of identifiable intangible assets.)

Recent Accounting Pronouncements

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 was not material to our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We do not expect the impact of SFAS 157 to be material to our consolidated financial statements.

         In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Auditing Practices Board ("APB") Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement of the period of change. SFAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 was not material to our consolidated financial statements.

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

         The effect of SFAS 123(R) was to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). We were required to begin to apply SFAS 123(R) for its quarter ending March 31, 2006.

         SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. We adopted the modified prospective transition method beginning in 2006.

Risk Factors

         The following factors may affect our actual operating and financial results and could cause results to differ materially from expected and historical results. You should carefully consider the following information:

Our RCM businesses operate in a highly competitive and fragmented market, and an inability to successfully compete for business could adversely affect our operations.

         The RCM business is highly competitive. We compete with national, regional and local physician reimbursement organizations as well as physician groups that provide their own billing and collections services in-house. Potential industry and market changes that could adversely affect our ability to compete for RCM outsourcing services include an increase in the number of local, regional or national competitors providing comparable services and integration of physician groups and hospital systems. Consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for our outsourcing services for particular physician practices. Consolidation among our customers in the RCM area may result in those customers having greater leverage, which could adversely affect the rates we are able to charge for our outsourcing services.

         Additionally, there are several companies who compete with us for RCM outsourcing services which cover larger geographic areas and have substantially greater financial, technical, marketing and other resources than we do. Our ability to retain and attract customers for our outsourcing services may be adversely affected by the limits of our resources as compared to those larger competitors.

         Our pediatric medical groups compete with local hospitals and other local medical groups for patients. Changes in local demographics, managed care contracting, changes in operating hours and technological changes could adversely impact our ability to retain and attract patients, which may result in a decline in revenue for our medical groups.

         Although we intend to monitor industry trends and respond accordingly, we cannot provide assurances that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressures will not have a material adverse effect on our businesses, financial condition or results of operations.

The healthcare industry is highly regulated, which may increase our costs of operations or have a material adverse affect on our businesses.

         The healthcare industry is highly regulated and subject to changing political, economic and regulatory forces. Federal and state legislatures have periodically considered programs to reform or amend the healthcare system and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the healthcare industry environment, which may affect our businesses.

         Billing and collection activities for healthcare organizations such as physician groups are regulated by numerous federal and state civil and criminal laws. These laws are used to investigate healthcare providers and companies providing billing and collection services. Federal and state regulators could also potentially use these laws to bring enforcement actions against companies like us. We may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended against, private payers may file claims against us and we could be excluded from participation in Medicare, Medicaid or other government sponsored healthcare programs.

         There are numerous federal and state civil and criminal laws governing the collection, use, storage and disclosure of personal information, including health information for the purpose of safeguarding the privacy and security of such information. We and many of our employees have access to personal and health information for our medical group patients as well as the patients of the clients for which we provide revenue cycle management outsourcing services. Federal and state governments may impose penalties for noncompliance, both criminal and civil, with these laws. Persons who believe their personal information has been misused or improperly disclosed may bring claims against us or our customers, seeking monetary damages.

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") established standards for privacy and security of individually identifiable health information as well as standards for electronic transactions. The HIPAA regulations set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. We have incurred and will continue to incur costs to implement these standards and monitor compliance. Although we believe that future compliance costs will not have a material affect on our results of operations, compliance with these rules may be more costly than anticipated. Failure to comply with such rules may have a material adverse effect on our businesses, subject us to civil and criminal penalties and cause us to lose customers and patients.

         We expect the federal government as well as state governments to continue to pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. We cannot predict whether the government will enact new legislation and regulations, and, if enacted, whether such new developments will affect our businesses.

         Payment restrictions by governmental and private payers and the use of such measures as payment bundling, medical necessity edits and payment audits may decrease reimbursement to our medical groups and our RCM outsourcing customers, consequently decreasing our revenue and increasing our cost of services.

Our businesses are highly dependent on our information systems and our operations could be impaired by a failure of those systems.

         The performance of our information systems and technology is critical to our business operations. Our information systems are essential to a number of critical areas of our operations, including accounting and financial reporting, billing and collecting accounts for our medical groups as well as our RCM outsourcing clients, coding and compliance and medical records of our medical group patients.

         Any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenue from payers and patients or for our customers. Although we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins, disruptions from unauthorized tampering or damage caused by fire, tornadoes, hurricanes, earthquakes, lightning and electrical power outages. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be certain that insurance or these services will continue to be available at reasonable prices, cover all of our losses or compensate for the possible loss of customers occurring during any period that we are unable to provide business services. The occurrence of any of these events could result in interruptions, delays, loss or corruption of data, or cessations in the availability of our systems, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

         The high volume of customer funds and data processed by us in our RCM outsourcing business entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed are not correct. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against such potential liabilities, we cannot be certain that circumstances surrounding such an error would be entirely reimbursed through insurance coverage. We believe we have controls and procedures in place to address our fiduciary responsibility and mitigate these risks. If we are not successful in managing these risks, it may have a material adverse effect on our businesses, financial condition and results of operations.

Our RCM outsourcing clients are highly concentrated in Alabama, California and Texas, and our medical groups are concentrated in Illinois and Ohio, which makes us sensitive to regulatory, economic, environmental and competitive changes in those states.

         We own three RCM subsidiaries: On Line in Mobile, Alabama, Rand in Simi Valley, California, and MBS in Houston, Texas. On Line has 13 billing clients, all of which are in Alabama, Rand has 58 clients, 49 of which are in California and MBS has 54 clients, 37 of which are in the Houston, Texas area.

         We also operated five medical groups at December 31, 2006 - two in Dayton, Ohio, one in Middletown, Ohio, one in Moline, Illinois and one in Barrington, Illinois.

         Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. Additionally, both Mobile, Alabama and Houston, Texas are located in hurricane-prone areas and California is susceptible to earthquakes. Hurricanes and earthquakes could have a disruptive effect on our operations and those of our customers in Alabama, California and Texas.

A reversal of or decline in the current trend of outsourcing business services may have a material adverse effect on our RCM business, financial condition and results of operations.

         Our business and growth strategy depends, in large part, on the trend toward outsourcing business services, in particular medical billing and collection services by hospital-based physician groups. We can give no assurances that this trend in outsourcing will continue. Current and potential clients may elect to perform such services using their own employees, which may have a material adverse effect on our financial condition and result of operations.

We may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock and have a material adverse effect on financial condition and results of operations.

         Approximately 51% of our operating expenses, such as salaries and benefits, facility rent and related costs, depreciation and amortization and insurance expense, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. Any decision by a significant customer to delay or cancel our services may cause significant variations in operating results and could result in losses for the applicable period as well as a decline in the price of our common stock.

We are dependent on the services of our executive officers and other key employees, the loss of any of whom may have a material adverse effect on our businesses, financial condition and results of operations.

         Our success largely depends upon the abilities and continued services of our executive officers and other key employees, such as the former owners of our acquired RCM businesses - On Line, Rand and MBS - who are now our employees. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to non-compete agreements barring competitive employment and client and employee solicitation for a period (generally two years) following his or her resignation. While we generally have employment agreements and non-competition agreements with key personnel, courts are at times reluctant to enforce such non-competition agreements. In addition, our executive officers and other key personnel participate in our stock option plan or are holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our businesses, financial condition and results of operations.

We may not be able to identify suitable acquisition targets or finance the acquisition of those targets, which may limit our ability to pursue our business strategy.

         We completed two RCM acquisitions in December 2006. It is our intention to selectively acquire additional companies in this area in our target markets. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates and acquire them on satisfactory terms. We cannot provide assurances that such acquisitions, even if completed, will perform as expected, can be properly integrated or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. We have certain provisions under the Credit Agreement that may limit our ability to acquire additional businesses. In the event we are not in compliance with the financial covenants under the Credit Agreement, we could be restricted from making acquisitions, restricted from borrowing funds under the credit facility governed by the Credit Agreement or required to pay down outstanding balances on the credit facility governed by the Credit Agreement. If we are unable to find suitable acquisition targets, an important component to our growth strategy may not be realized.

We have increased leverage on our balance sheet as a result of our recent RCM acquisitions and agreements governing our debt may limit our financial and operational flexibility.

         In December 2006, we completed two RCM acquisitions. These acquisitions were financed by issuing additional equity securities in a private placement transaction, borrowing $4.5 million under a term loan debt governed by the Credit Agreement and issuing $3.35 million of subordinated notes payable. Additionally, we have a $10 million acquisition facility commitment under the Credit Agreement for future acquisitions. Our ability to make principal and interest payments on our debt and fund the operations of our businesses will depend on cash flow from operations, amounts available under our existing revolving credit facility and our access to public and private equity and debt markets.

         The restrictive covenants on our revolving credit and term loan facilities may prevent us from incurring additional indebtedness, modifying the terms of indebtedness, create liens, make capital expenditures, pursue additional acquisitions or sell assets. Also, these debt service obligations may, among other things, limit our ability to borrow money or raise capital, increase our vulnerability to adverse economic and industry conditions and could require the dedication of a substantial portion of our cash flow from operating activities to the payment of principal and interest on our credit facilities. In addition, we are required to comply with specified financial covenants, including a senior debt leverage ratio, minimum trailing twelve months earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, and a minimum fixed charge coverage ratio. These covenants could place us at a disadvantage compared to some of our competitors, which may have access to cheaper sources of capital and may not be required to operate under covenants as restrictive as those to which we are obligated.

We have a recent history of unprofitable operations and there are no guarantees that we will have profitable operations in the future.

         Our recent financial history includes losses from continuing operations of approximately $1.6 million and $5.3 million for the twelve months ended December 31, 2006 and 2005, respectively. While we believe that recent changes in operations, cost savings initiatives as well as our two recent RCM acquisitions will result in positive results from operations, we cannot provide assurance that positive financial results will be achieved in the near future.

The trading price of our Class A Common Stock may be volatile and may negatively affect your investment.

         The trading price of our Class A Common Stock may be volatile. The market for our Class A Common Stock may experience significant price and volume fluctuations in response to a number of factors such as actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance, government regulatory actions, healthcare reform measures, customer relationship developments and other factors, many of which are beyond our control. Furthermore, the stock market in general and the market for healthcare business services has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our Class A Common Stock, regardless of actual operating performance.

Our principal stockholders own approximately 82.9% of our outstanding Class A Common Stock on a fully-diluted, as-converted basis and may have substantial control over our operations.

         At December 31, 2006, Brantley III and Brantley IV owned approximately
73.5 million shares of Class A Common Stock, representing 53.7% of our outstanding Class A Common Stock on a fully-diluted, as-converted basis, Phoenix owned approximately 17.3 million shares of Class A Common Stock, representing 12.7% of our outstanding Class A Common Stock on a fully-diluted, as-converted basis, and former owners of our RCM outsourcing businesses (currently senior executives) owned approximately 22.6 million shares of Class A Common Stock representing 16.5% of our outstanding Class A Common Stock on a fully-diluted, as-converted basis.

         Because of their stock ownership, these stockholders may exert substantial influence over actions that require the consent of a majority of our outstanding shares, including the election of directors.

Shares held by our principal stockholders will be eligible for future sale and may adversely affect the trading price of our Class A Common Stock.

         The majority of the shares owned by our principal stockholders were issued as part of acquisitions and private placement transactions. These shares have restrictions from sale for periods of up to two years from the date of issuance. We cannot provide assurance that future sales or the perception that sales could occur will not adversely affect the trading price of our Class A Common Stock. In addition, we cannot be sure when sales by holders of our Class A Common Stock will occur, how many shares will be sold or the effect that sales may have on the market price of our Class A Common Stock.

Results of Operations

         The acquisitions of Rand and On Line were accounted for using the purchase accounting method, meaning that the purchase price, comprised of the consideration paid to the stockholders of Rand and On Line at closing, the fair value of the liabilities assumed and the transaction costs associated with the acquisitions, was allocated to the fair value of the tangible and identifiable intangible assets of Rand and On Line, with any excess being considered goodwill. Our results for fiscal 2006 include the results of MBS and IPS for the twelve months ended December 31, 2006 and the results of Rand and On Line commencing on December 1, 2006.

         The IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of Orion prior to the transaction, plus applicable transaction costs, were allocated to the fair value of our tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity and, thus, IPS's historical results became those of the combined company. Our results for fiscal 2005 include the results of MBS, IPS and our ambulatory surgery and diagnostic center business, which was discontinued in 2005, for the twelve months ended December 31, 2005.

         Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, our financial results for the twelve months ended December 31, 2006 and 2005 have been reclassified to reflect the operations, including IPS operations discontinued in 2006 and our surgery and diagnostic center businesses, which were discontinued in 2005.

         This discussion should be read in conjunction with our consolidated financial statements and related notes thereto, which are included as a separate section of this Annual Report on Form 10-KSB beginning on page F-1.

         The following table sets forth selected statements of operations data expressed as a percentage of our net operating revenues for the years ended December 31, 2006 and 2005, respectively. Our historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.


                                                                                   2006               2005
                                                                              ---------------    ----------------

Net operating revenues                                                                100.0%              100.0%
Total operating expenses                                                              110.6%              124.2%
                                                                              ---------------    ----------------
Loss from continuing operations before other income (expenses)                       (10.6%)             (24.2%)
             Total other income (expenses), net                                         1.7%              (1.6%)
                                                                              ---------------    ----------------
Loss from continuing operations                                                       (8.9%)             (25.8%)

Discontinued operations
        Loss from operations of discontinued components, net of gain (loss)
        on disposal                                                                   (8.8%)             (63.7%)
                                                                              ---------------    ----------------
Net loss                                                                             (17.7%)             (89.5%)
                                                                              ===============    ================

Years Ended December 31, 2006 and 2005 - Continuing Operations

         Net Operating Revenues.

                                                                                   2006               2005
                                                                              ---------------    ---------------

RCM Segment                                                                      $10,305,611         $9,979,232
PM Segment                                                                        12,693,325         12,469,828
Other                                                                                402,488            395,691
                                                                              ---------------    ---------------
             Total consolidated net operating revenues                          $23,401,424        $22,844,751
                                                                              ===============    ===============


         Our net operating revenues consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS, Rand and On Line, and other revenue. Our results for fiscal 2006 include the results of MBS and IPS for the twelve months ended December 31, 2006 and the results of Rand and On Line commencing on December 1, 2006. Our results for fiscal 2005 include the results of MBS, IPS and our ambulatory surgery and diagnostic center business, which was discontinued in 2005, for the twelve months ended December 31, 2005. Our results for fiscal 2004 include the results of IPS for the twelve months ended December 31, 2004 and the results of MBS and our ambulatory surgery and diagnostic center business commencing on December 15, 2004.

         For the twelve months ended December 31, 2006, consolidated net operating revenues increased $556,673, or 2.4%, to $23,401,424, as compared with $22,844,751 for the twelve months ended December 31, 2005.

         Net operating revenues for our RCM segment, which included MBS, Rand and On Line in 2006 and MBS in 2005, totaled $10,305,611 for the twelve months ended December 31, 2006, an increase of $326,379, or 3.3%, over the same period in 2005. Net operating revenues for Rand and On Line totaled $514,886 and $183,501, respectively, in 2006, representing one month of operations commencing on December 1, 2006. MBS's net operating revenues fell 3.7%, in 2006, decreasing from $9,979,232 for the twelve months ended December 31, 2005 to $9,607,224 for the same period in 2006. The decrease in net operating revenues for MBS consists of the following: (i) the loss of eleven clients in 2005 and 2006, representing a net revenue decrease of $1,102,573 from 2005 to 2006; (ii) the addition of seven new clients in 2006, representing a net revenue increase of $402,372 from 2005 to 2006; and (iii) revenue increases related to the business of existing customers totaling $328,193 from 2005 to 2006. Of the eleven clients lost in 2005 and 2006, two clients retired or closed their medical practices, five clients chose to off-shore or bring their billing functions in-house, and four clients lost major hospital contracts and/or sold their practices.

         The following table illustrates, by customer category, the contribution of existing, new and lost customers to MBS's net operating revenues for the years ended December 31, 2006 and 2005, respectively:


                                                                      2006              2005            Variance
                                                                 --------------    --------------    --------------
MBS net operating revenues:
         Existing customers                                          $9,076,759        $8,748,566          $328,193
         New customers in 2006                                          402,372                --           402,372
         Customers lost in 2005                                              --           621,896          (621,896)
         Customers lost in 2006                                         128,093           608,770          (480,677)
                                                                 --------------    --------------    --------------
              Total consolidated net operating revenues              $9,607,224        $9,979,232         $(372,008)
                                                                 ==============    ==============    ==============


         Net operating revenues for our PM segment, which consists of net patient service revenue from IPS's affiliated medical groups, increased $223,497, or 1.8%, from $12,469,828 for the twelve months ended December 31, 2005 to $12,693,325 for the twelve months ended December 31, 2006. Total office visits declined from 133,672 in 2005 to 127,085 in 2006, largely as a result of a diminished cold and flu season in the early part of 2006. However, IPS's clinic-based affiliated pediatric groups experienced some increases in patient volume in 2006, with total procedures and immunizations increasing 272 and 1,456, respectively, to 324,008 and 61,997 for the twelve months ended December 31, 2006. One medical practice relocated a satellite location in 2006, which has produced higher than average patient volume and immunizations for the year.

         Other revenue totaled $395,691 in 2005, increasing $6,797, or 1.7%, to $402,488 for the year ended December 31, 2006. For the twelve months ended December 31, 2006, revenue from our vaccine program, which is a group purchasing alliance for vaccines and medical supplies, totaled $402,488, an increase of $82,689 over 2005. The vaccine program, which had 456 enrolled participants at the end of 2005, added a net of approximately 37 members during the year ended December 31, 2006. Additionally, revenue related to a small number of former customers of the software services business we sold in June 2005 who were not transitioned to new software at the time of the sale totaled approximately $58,000 for the year ended December 31, 2005. This revenue was not expected to be recurring and the final customer was transitioned in November 2005.

         Operating Expenses.


                                                                2006               2005
                                                           ---------------    ---------------

Salaries and benefits                                         $10,807,413        $11,686,613
Physician group distribution                                    5,131,315          4,975,521
Facility rent and related costs                                 1,428,439          1,409,763
Depreciation and amortization                                   1,732,058          2,795,011
Professional and consulting fees                                1,618,972          1,789,011
Insurance                                                         462,276            688,682
Provision for doubtful accounts                                   204,573            648,021
Other                                                           4,507,131          4,372,094
                                                           ---------------    ---------------
        Total consolidated operating expenses                 $25,892,177        $28,364,716
                                                           ===============    ===============


         Our expenses for fiscal 2006 include the expenses of MBS and IPS for the twelve months ended December 31, 2006 and the expenses of Rand and On Line commencing on December 1, 2006. Our expenses for fiscal 2005 include the expenses of MBS, IPS and our ambulatory surgery and diagnostic center business, which was discontinued in 2005, for the twelve months ended December 31, 2005.

         Consolidated operating expenses totaled $25,891,502 for the twelve months ended December 31, 2006, a decrease of $2,473,213 from operating expenses totaling $28,364,716 for the same period in 2005.

         Salaries and Benefits. Consolidated salaries and benefits decreased $879,200 to $10,807,413 for the twelve months ended December 31, 2006, as compared to $11,686,613 in 2005. Salaries and benefits for Rand and On Line totaled $338,079 and $138,357, respectively, in 2006 and represented one month of expense commencing on December 1, 2006.

         MBS's salaries and benefits totaled $5,961,618 for the twelve months ended December 31, 2006 as compared to $6,243,209 for the same twelve months in 2005, a decrease of $281,591. The decrease from 2005 to 2006 is primarily the result of a reduction in health benefit costs related to the consolidated of MBS's benefit plans with the IPS benefit plans at the beginning of 2006, thereby allowing greater negotiating leverage with benefit providers.

         Clinical salaries and benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and may fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $1,247,656 for the twelve months ended December 31, 2006, an increase of $52,048 over the same period in 2005. There was one additional medical assistant on the payroll of one of IPS's affiliated medical groups in 2006 as compared to staffing levels for 2005. These expenses represented approximately 9.8% and 9.6% of net operating revenues for the years ended December 31, 2006 and 2005, respectively.

         In August 2005, we consolidated our corporate operations into the Roswell, Georgia office. Prior to the staff reduction resulting from this corporate consolidation, salaries and benefits related to the corporate staff in Houston, Texas totaled $720,760 for the twelve months ended December 31, 2005. Additionally, salaries and benefits for the year ended December 31, 2005 included accruals for separation benefits for our former president, Keith LeBlanc, who resigned on November 8, 2005, and $143,250 for retention costs and accrued vacation related to the aforementioned staff reductions.

         Administrative salaries and benefits, excluding MBS, Rand, On Line and the former staff of our Houston, Texas office, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as our corporate staff in Roswell, Georgia. These expenses increased $222,592, or 8.0%, from $2,798,144 for the year ended December 31, 2005 to $3,020,736 for the same period in 2006. The additional expense can be attributed primarily to the adoption of SFAS 123(R) in the first quarter of 2006, which resulted in stock option compensation expense totaling approximately $240,000 for the year ended December 31, 2006.

         Physician Group Distribution. Physician group distribution increased $155,794, or 3.1%, for the twelve months ended December 31, 2006 to $5,131,315, as compared with $4,975,521 for the twelve months ended December 31, 2005. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of our financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the year ended December 31, 2006, management fee revenue totaled $828,135 and represented approximately 13.9% of net operating income as compared to management fee revenue totaling $891,225 and representing approximately 15.2% of net operating income for the same period in 2005. Physician group distributions represented 39.2% of net operating revenues in 2006, compared to 38.7% of net operating revenues for the same period in 2005. The increase in physician group distribution for the twelve months ended December 31, 2006 was directly related to the increase in IPS's net patient service revenue, which was primarily the result of increased patient volume during 2006.

         Facility Rent and Related Costs. Facility rent and related costs increased $9,249, or 0.7%, from $1,419,190 for the twelve months ended December 31, 2005 to $1,428,439 for the twelve months ended December 31, 2006. Rent and related expenses for Rand and On Line totaled $27,849 and $12,005, respectively, and represented one month of expense commencing on December 1, 2006.

         MBS's facility rent and related costs totaled $535,707 for the twelve months ended December 31, 2006 as compared to $502,917 for the same period in 2005. This increase can be explained generally by increases in utilities and off-site storage costs in 2006.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $852,878 for the twelve months ended December 31, 2006 compared to $784,310 for the same period in 2005. Rent expense related to our corporate office in Roswell, Georgia decreased for the first six months of 2006 due to approximately $54,000 in rent payments received for the sublease between the us and the company that purchased our software services business in June 2005. This savings was offset by rental expense related to our former office in Houston, Texas in 2006 prior to the expiration of our facility lease of this location.

         In August 2005, we consolidated our corporate operations into our Roswell, Georgia office. Prior to this consolidation, facility-related costs such as utilities and personal property taxes associated with our former office in Houston, Texas totaled approximately $123,000 for the twelve months ended December 31, 2005.

         Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $1,732,058 for the twelve months ended December 31, 2006, a decrease of $1,062,953 from the twelve months ended December 31, 2005.

In 2006, depreciation expense related to our fixed assets totaled $215,945 as compared to $228,123 for the same period in 2005. Following is a table that illustrates, by business unit, the depreciation expense for our fixed assets in 2006 and 2005:


                                                                   2006               2005
                                                              ---------------    ---------------
Depreciation expense:
         Rand                                                       $  6,596           $     --
         On Line                                                       3,501                 --
         MBS                                                          68,753             86,081
         IPS                                                          64,091             53,911
         Orion                                                        73,003             88,131
                                                              ---------------    ---------------
                                                              ---------------    ---------------
              Total consolidated depreciation expense               $215,945           $228,123
                                                              ===============    ===============


         Amortization expense related to our intangible assets totaled $1,516,113 for the twelve months ended December 31, 2006 as compared to $2,566,888 for the same period in 2005. Following is a table that illustrates, by business unit, the amortization expense related to our intangible assets in 2006 and 2005:


                                                                   2006               2005
                                                              ---------------    ---------------
Amortization expense:
         Rand                                                     $   43,971         $       --
         On Line                                                      30,815                 --
         MBS                                                       1,062,093          1,062,093
         IPS                                                         344,845            386,125
         Orion                                                        34,389          1,118,670
                                                              ---------------    ---------------
              Total consolidated depreciation expense             $1,516,113         $2,566,888
                                                              ===============    ===============


         Rand. Effective December 1, 2006, we purchased Rand for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of Rand at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. Following is a summary of the purchase price calculation, along with the resulting allocation of the fair value of Rand's historical net assets to identifiable intangible assets:

Purchase price includes:

 Cash, at closing                     $7,200,000
 Stock, in escrow at closing             600,000
 Liabilities assumed                     223,224
 Transaction costs                       738,071
                                  ---------------
     Total purchase price             $8,761,295
                                  ===============

Purchase price allocated as follows:
                                        Historical                       As
                                           NBV        Adjustments     Adjusted
                                       -----------    -----------   ------------

Cash                                   $   153,572                  $   153,572
Accounts receivable                        593,208                      593,208
Other current assets                        16,975                       16,975
                                       -----------------------------------------
Total current assets                       763,755                      763,755

Property and equipment                     114,375                      114,375
Goodwill and identifiable
  intangible assets                                   $ 8,106,389     8,106,389
                                       -----------------------------------------
Total assets                               878,129      8,106,389     8,984,518

Accounts payable and accruals             (212,184)                    (212,184)
Capital leases                             (11,040)                     (11,040)
                                       -----------------------------------------
Net assets acquired                    $   654,906    $ 8,106,389   $ 8,761,295
                                       =========================================

         As of December 1, 2006, identifiable intangible assets and goodwill related to Rand were as follows:


Customer relationships                                                                             $2,790,634
 Non-compete agreement                                                                                644,975
 Trained workforce (to be classified with goodwill for financial reporting purposes)                1,017,592
 Goodwill                                                                                           3,653,188
                                                                                              ----------------
     Total                                                                                         $8,106,389
                                                                                              ================


         The amortization expense related to the intangible assets recorded as a result of the acquisition of Rand totaled $43,971 for the one month ended December 31, 2006.

         On Line. Effective December 1, 2006, we purchased On Line for a combination of cash and notes. Since the consideration for this purchase transaction exceeded the fair value of the net assets of On Line at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. Following is a summary of the purchase price calculation, along with the resulting allocation of the fair value of On Line's historical net assets to identifiable intangible assets:

Purchase price includes:

 Cash, at closing                    $2,401,943
 Promissory note, at closing             75,000
 Liabilities assumed                    102,299
 Transaction costs                      190,710
                                  --------------
     Total purchase price            $2,769,952
                                  ==============


Purchase price allocated as follows:


                                               Historical                       As
                                                  NBV        Adjustments     Adjusted
                                              -----------    -----------    -----------

Cash                                          $    10,249                   $    10,249
Accounts receivable                               183,119                       183,119
Other current assets                                  448                           448
                                              -----------------------------------------
Total current assets                              193,816                       193,816

Property and equipment                            127,328                       127,328
                                                                (197,082)
Goodwill and identifiable intangible assets       197,082      2,551,108      2,551,108
                                              -----------------------------------------
Total assets                                      518,226      2,354,026      2,872,251

Accounts payable and accruals                    (102,299)                     (102,299)
Capital leases                                         --                            --
                                              -----------------------------------------
Net assets acquired                           $   415,926    $ 2,354,026    $ 2,769,952
                                              =========================================


         As of December 1, 2006, identifiable intangible assets and goodwill related to On Line were as follows:


Customer relationships - contractual                                                       $1,325,842
 Non-compete agreement                                                                        360,736
 Trained workforce (to be classified with goodwill for financial reporting purposes)          480,957
 Goodwill                                                                                     383,572
                                                                                        --------------
     Total                                                                                 $2,551,108
                                                                                        ==============


         The amortization expense related to the intangible assets recorded as a result of the acquisition of On Line totaled $30,815 for the one month ended December 31, 2006.

         MBS. As part of the DCPS/MBS Merger, the Company purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $1,062,093 for the twelve months ended December 31, 2006 and 2005, respectively.

         IPS. Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $344,844 and $386,125 for the twelve months ended December 31, 2006 and 2005, respectively. The decrease is directly related to IPS operations discontinued in 2005, which resulted in the impairment of the MSA related to those operations.

         Orion. There were significant costs associated with the acquisitions of Rand and On Line as well as the Private Placement, the Credit Agreement and the restructured USBPS loan.

         Those costs that were specifically related to a particular component of the transactions were allocated directly to that component. In cases where it was not possible to specifically allocate certain costs to each identifiable component, we allocated the costs on a pro-rata basis based on each component's transaction value relative to the value of all of the transactions in the aggregate. With respect to the costs that we determined to be allocable to the equity portion of the Private Placement, we determined that, since the proceeds from the Private Placement were used to acquire Rand and On Line, those costs were to be further allocated to Rand and On Line on a pro-rata basis based on each company's acquisition consideration relative to the total aggregate acquisition consideration.

         Following is a summary of the transaction costs, other than those allocated to Rand and On Line (which are included in the purchase price of Rand and On Line as discussed above), that were allocated to each component and capitalized on our consolidated balance sheet, along with a description of how each component's costs will be amortized:


    Transaction Component                   Amount                              Amortization
    ---------------------                   ------                              ------------

Phoenix subordinated debt                 $  153,762     Straight-line amortization over 5 years (term of note)
Wells Fargo Credit Agreement               1,488,213     Straight-line amortization over 4 years (term of commitment)
                                                         Straight-line amortization over 7 years (term of restructured loan)
Restructured USBPS loan                       69,321
                               ----------------------
              Total                       $1,711,296
                               ======================


         Amortization expense related to the transaction costs described above, totaled $34,389 for the one month ended December 31, 2006.

         As part of the IPS Merger, the purchase price, comprised of the fair value of the outstanding shares of Orion prior to the transaction, plus applicable transaction costs, was allocated to the fair value of our tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. Amortization expense for the intangible assets recorded as a result of the IPS Merger totaled $1,118,670 for the twelve months ended December 31, 2005. As a result of the dispositions related to our surgery and diagnostic center business, which was discontinued in 2005, and the uncertainty of future cash flows related to our surgery center business, we impaired substantially all of the intangible assets related to the IPS Merger in 2005. Therefore, there was no amortization expense related to the intangible assets in the first twelve months of 2006. (See "Discontinued Operations" for additional discussion regarding the disposition of intangible assets and goodwill recorded as a result of the IPS Merger.)

         Professional and Consulting Fees. For the twelve months ended December 31, 2006, professional and consulting fees totaled $1,618,972, a decrease of $170,039, or 9.5%, from the same period in 2005. Professional and consulting fees for Rand and On Line totaled $5,632 and $11,376 for 2006, representing one month of expense commencing on December 1, 2006.

         For the twelve months ended December 31, 2006, MBS recorded professional and consulting expenses totaling $177,897 as compared with $275,176 for 2005, a decrease of $97,279. This change is primarily the result of a decrease in contract labor used in 2005 as a result of staffing shortages. This contract labor was not utilized in 2006 because MBS's position inventory is fully staffed.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $1,513,835 for the twelve months ended December 31, 2005 to $1,424,067 for the twelve months ended December 31, 2006. Legal fees related to the DICS and PSNW arbitrations totaled approximately $135,000. However, those expenses were more than offset by reduced legal fees and expenses related to the divestiture of our surgery and diagnostic business in 2005, including an accrual of $90,000 related to a legal settlement recorded in the third quarter of 2005.

         Insurance. Consolidated insurance expense, which includes the costs of professional liability for affiliated physicians, property and casualty and general liability insurance and directors and officers' liability insurance, decreased from $688,682 for the twelve months ended December 31, 2005 to $462,276 for the twelve months ended December 31, 2006. The decrease can be explained generally by the following: (i) insurance expense related to the directors and officers' liability policies for 2005 included approximately $115,000 of premiums for run-off policies related to SurgiCare and IPS; (ii) general liability insurance premiums related to our former Houston, Texas office, which was closed in August 2005, totaled approximately $70,000 for the twelve months ended December 31, 2005; (iii) refunds totaling approximately $20,000 related to worker's compensation audits; and (iv) professional liability insurance premiums for our affiliated medical groups decreased approximately $6,000 for the twelve months ended December 31, 2006 when compared with the same period in 2005.

         Provision for Doubtful Accounts. The consolidated provision for doubtful accounts, or bad debt expense, decreased $443,448, or 68.4%, for the twelve months ended December 31, 2006 to $204,573. The entire provision for doubtful accounts for the twelve months ended December 31, 2006 related to IPS's affiliated medical groups and accounted for 1.6% of IPS's net operating revenues as compared to 4.9% of IPS's net operating revenues for the same period in 2005. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 72.7% in 2006, compared to 70.7% for 2005.

         Other. Other expenses include general and administrative expenses such as office supplies, telephone and data communications, printing and postage, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, including vaccine costs, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS. Consolidated other expenses totaled $4,507,131 for the twelve months ended December 31, 2006, an increase of $135,037 from the same period in 2005.

         Following is a table illustrating the composition of other expenses for 2006 and 2005:


                                                                         2006               2005
                                                                    ---------------    ---------------
Other expenses:
         Vaccine costs                                                  $1,790,544         $1,467,601
         Medical supplies                                                  240,080            219,606
         Other direct clinical expenses                                     94,520            123,812
         Travel                                                            178,430            239,807
         Office supplies and printing                                      392,653            500,671
         Telephone and data communications                                 253,705            299,012
         Postage and courier                                               794,856            737,472
         Board of directors' compensation and meeting expenses              80,004            109,400
         Bank charges                                                      202,788            191,096
         Taxes and licenses                                                130,458             57,022
         Other general and administrative expenses                         349,093            426,595
                                                                    ---------------    ---------------
              Total consolidated other expenses                         $4,507,131         $4,372,094
                                                                    ===============    ===============


         Other expenses for Rand and On Line totaled $55,701 and $25,817 in 2006, which represented one month of expenses commencing on December 1, 2006. More than 50% of Rand and On Line's other expenses in 2006 related to postage, courier and office supplies.

         MBS's other expenses totaled $1,145,617 for the twelve months ended December 31, 2006 as compared to $1,240,494 for the twelve months ended December 31, 2005. Of the total decrease, approximately $102,000 related to decreases in office supplies in 2006 as compared to the same period in 2005. These expense fluctuations are the direct result of the decrease in net operating revenues in 2006. Additionally, MBS renegotiated its long distance rates in the fall of 2005, which resulted in approximately $67,000 in cost savings in 2006 as compared to 2005.

         For the twelve months ended December 31, 2006, IPS's direct clinical expenses, other than salaries and benefits, totaled $2,125,041, an increase of $314,125 over direct clinical expenses in the same period in 2005, which totaled $1,781,090. Vaccine expenses increased approximately $323,000 in 2006 when compared with the twelve months ended December 31, 2005. IPS's affiliated medical groups began using two new vaccines in late 2005 -- Menactra and Decavac -- which replaced lower-priced vaccines previously utilized by the medical groups.

         General and administrative expenses other than those incurred by our RCM segment totaled $1,154,852 for the twelve months ended December 31, 2006, a decrease of $167,628 from the same period in 2005. Franchise taxes for Illinois and Ohio increased approximately $73,000 in 2006 as a result of changes in our corporate structure. We realized approximately $240,000 of cost efficiencies and expense reductions as a result of the consolidation of corporate functions into our Roswell, Georgia office in August 2005.

Other Income (Expenses).

                                                         2006           2005
                                                     -----------    -----------

Interest expense                                     $  (584,815)   $  (336,213)
Gain on forgiveness of debt                            1,006,164             --
Other expense, net                                       (20,604)       (18,830)
                                                     -----------    -----------
             Total other income (expenses), net      $   400,745    $  (355,043)
                                                     ===========    ===========

         Other income, net, totaled $400,745 for the twelve months ended December 31, 2006 as compared with total other expenses, net of $355,043 for the twelve months ended December 31, 2005.

         Interest Expense. Consolidated interest expense totaled $584,815 for the twelve months ended December 31, 2006, an increase of $248,601 from the same period in 2005. Interest expense activity in 2006, including increases over 2005, can be explained generally by the following:

         o Brantley Debt. In March and April 2005, we borrowed an aggregate of $1,250,000 from Brantley IV. Interest expense related to these notes totaled approximately $104,000 for the twelve months ended December 31, 2006 as compared to $89,000 for the year ended December 31, 2005. We converted the Brantley IV Notes to Class A Common Stock on December 1, 2006. (See Part I, Item 1. Business - Company History and Recent Developments.)

         o MBS Notes. On April 19, 2006, we executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. These notes, in addition to the $1,000,000 in notes payable issued as a result of the DCPS/MBS Merger, represented the retroactive purchase price increase due to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. On December 1, 2006, we executed the DCPS/MBS Notes, which extended the maturity of the amounts outstanding to the former equity owners of MBS and DCPS from December 15, 2007 to December 15, 2008, and increased the annual interest rate from 8% to 9%. Interest expense related to these notes totaled approximately $122,000 and $80,000 for the y ears ended December 31, 2006 and 2005, respectively.

         o CIT Line of Credit. In conjunction with the 2004 Mergers, we also entered into a new secured two-year revolving credit facility with CIT. Interest expense related to this line of credit totaled $216,010 for the year ended December 31, 2006, compared to $208,211 in 2005. The increase in interest expense on the line of credit facility was a direct result of interest rate increases during 2006 as compared to the same period in 2005. On December 1, 2006, in conjunction with the new loan facilities under the Credit Agreement with Wells Fargo, we paid CIT a total of $1,027,321, which represented full payment of all obligations under the loan and security agreement with CIT, plus expenses. We no longer have any amounts due to CIT.

         o Loan Facilities with Wells Fargo. On December 1, 2006, we entered into the Credit Agreement with Wells Fargo, which provides for a four year $16.5 million senior secured credit facility consisting of a $2 million revolving loan commitment, a $4.5 million term loan and a $10 million acquisition facility commitment. (See Part I, Item 1. Business - Company History and Recent Developments.) As of December 31, 2006, we had amounts outstanding under the revolving loan commitment and term loan of $1,182,400 and $4,473,350, respectively. Interest expense related to these loan facilities totaled approximately $70,000 in 2006.

         o Phoenix Subordinated Debt. On December 1, 2006 we closed the Private Placement with Phoenix and Brantley IV. (See Part I, Item 1. Business - Company History and Recent Developments.) As part of the Private Placement, we issued a senior unsecured subordinated promissory note to Phoenix in the amount of $3.35 million, bearing interest at the combined rate of (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. We paid interest expense of approximately $39,000 on this note in 2006.

         Gain on Forgiveness of Debt. On August 25, 2003, our lender, DVI, announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. Our predecessors had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, we negotiated a discount on the term loans revolving lines of credit and, as part of that agreement we executed a new loan agreement with USBPS, as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. In the first quarter of 2006, we negotiated an 85% discount on the revolving line of credit, which had a balance of $778,000 at December 31, 2005. As of March 13, 2006, we had made aggregate payments in the amount of $112,500 in satisfaction of the $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 in the first quarter of 2006. Immediately prior to December 1, 2006, there was $3,750,000 outstanding under term loan obligation. On December 1, 2006, we entered into a Restructured Loan Agreement with USBPS, as Servicer, which provides for the outstanding amount to be reduced to $2,750,000 and for monthly payments of principal until October 1, 2013, when the remaining amount becomes due. We recognized a gain on forgiveness of debt totaling $340,701 in the fourth quarter of 2006 with respect to the Restructured Loan Agreement.

Years Ended December 31, 2006 and 2005 - Discontinued Operations

         Bellaire SurgiCare. As of the closing of the 2004 Mergers, our management expected the case volumes at Bellaire SurgiCare, Inc. ("Bellaire SurgiCare") to improve in 2005. However, by the end of February 2005, we determined that the expected case volume increases were not going to be realized. On March 1, 2005, we closed Bellaire SurgiCare and consolidated its operations with the operations of SurgiCare Memorial Village ("Memorial Village"). We tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, we recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. We also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. There were no operations for this component after March 31, 2005.

         Capital Allergy and Respiratory Disease Center ("CARDC"). On April 1, 2005, IPS entered into a Mutual Release and Settlement Agreement (the "CARDC Settlement") with Dr. Bradley E. Chipps, M.D. and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, we recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. We also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, we reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. There were no operations for this component in our financial statements after March 31, 2005.

         IntegriMED. On June 7, 2005, InPhySys, Inc. (formerly known as IntegriMED, Inc.) ("IntegriMED"), a wholly owned subsidiary of IPS, executed an Asset Purchase Agreement (the "IntegriMED Agreement") with eClinicalWeb, LLC ("eClinicalWeb") to sell substantially all of the assets of IntegriMED. As a result of this transaction, we recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. There were no operations for this component in our financial statements after June 30, 2005.

         Tuscarawas Ambulatory Surgery Center, LLC ("TASC") and Tuscarawas Open MRI, L.P. ("TOM"). On June 13, 2005, we announced that we had accepted an offer to purchase our interests in TASC and TOM in Dover, Ohio. On September 30, 2005, we executed purchase agreements to sell our 51% ownership interest in TASC and our 41% ownership interest in TOM to Union Hospital ("Union"). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, LLC ("TASC Anesthesia"), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. We no longer have an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to our surgery center business, we determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. Also as a result of these transactions, we recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. In early 2006, we were notified by Union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, we recorded a charge for impairment of intangible assets of $1,021,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. There were no operations for this component in the Company's financial statements after September 30, 2005.

         Sutter. On October 31, 2005, IPS executed a settlement agreement (the "Sutter Settlement") with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, we recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets of $38,440 recorded in the fourth quarter of 2005) of $279 for the quarter ended December 31, 2005. There were no operations for this component in the Company's financial statements after October 31, 2005.

         Memorial Village. As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, we determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, we decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for our equity interests in Memorial Village or close the facility. In preparation for this pending transaction, we tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to our surgery center business, we recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the "Memorial Agreement") for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of Orion. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, we recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

         San Jacinto. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of Orion, and was not consolidated in our financial statements. As a result of this transaction, we recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. As a result of the uncertainty of future cash flows related to the surgery center business, and in conjunction with the transactions related to TASC and TOM, we determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. We also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

         DICS. IPS is party to the Dayton MSA with DICS. The sole remaining shareholder of DICS has notified both IPS and the hospitals at which DICS has contracts that he intends to dissolve DICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve DICS and terminate the business of DICS breaches the Dayton MSA and violates duties owed by DICS to IPS as a creditor of DICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of DICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for DICS for the quarter ended December 31, 2006.

         PSNW. IPS is party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which is the anticipated closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS will be released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively, and the assets and liabilities of PSNW are reflected as `assets held for sale' and `liabilities held for sale' on our consolidated balance sheet at December 31, 2006. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center business, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $61,039 for the year ended December 31, 2006. For the twelve months ended December 31, 2005, we generated management fee revenue of $407,595 and net minority interest losses totaling $50,529. For the quarters ended June 30, 2005 and December 31, 2005, we recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations we discontinued in 2005 and early 2006.

         The following table contains selected financial information regarding our discontinued operations for the years ended December 31, 2006 and 2005:


                                                          2006            2005
                                                      ------------    ------------

Net operating revenues from discontinued operations   $  6,359,176    $ 12,115,531
Total expenses from discontinued operations              5,997,274      13,992,749
                                                      ------------    ------------
Income (loss) from discontinued operations                 361,902      (1,877,218)
        Loss on disposal of discontinued operations     (2,426,362)    (12,681,153)
                                                      ------------    ------------
Net loss from discontinued operations                 $ (2,064,460)   $(14,558,371)
                                                      ============    ============


Liquidity and Capital Resources

         Net cash used in operating activities totaled $1,693,279 for the twelve months ended December 31, 2006 as compared to cash used in operating activities of $3,309,086 for the twelve months ended December 31, 2005. Net cash used in operations decreased from 2005 primarily as a result of the operating efficiencies realized by the closing of our office in Houston, Texas as well as the decrease in operating expenses as a result of operations we discontinued in 2005. The net impact of discontinued operations on net cash provided by operating activities in 2006 was $3,009,538.

         For the twelve months ended December 31, 2006, net cash used in investing activities totaled $4,863,599 compared to $1,947,565 in net cash provided by investing activities for the same period in 2005. We received an aggregate of $4,650,000 from Brantley IV and Phoenix in connection with the Private Placement. We also paid cash in the aggregate amount of $9,601,943 for the purchase of Rand and On Line, net of $163,821 representing cash on hand at Rand and On Line on the acquisition date; and $482,435 to Brantley Capital for the purchase of their 1,722,983 shares of our Class B Common Stock. The net impact of discontinued operations on net cash used in investing activities totaled $430,244 in 2006.

         Net cash provided by financing activities totaled $7,101,703 for the twelve months ended December 31, 2006 as compared to $958,482 in net cash provided by financing activities for the same period in 2005. The change in cash uses related to financing activities from 2005 to 2006 can be explained generally by the following:

         o We received an aggregate of $3,350,000 from Phoenix on December 1, 2006 for the purchase of our subordinated notes payable;
         o We borrowed an aggregate of $4,500,000 under the Credit Agreement at December 1, 2006, approximately $1,070,000 of which was used to repay the CIT revolving credit facility;
         o We borrowed an aggregate of approximately $1,182,000 from Wells Fargo under the revolving loan commitment pursuant to the Credit Agreement;
         o We made aggregate payments in the amount of $112,500 in the first quarter of 2006 in satisfaction of a $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463; and
         o We repaid approximately $200,000 in satisfaction of a working capital note from the sellers of MBS in the first quarter of 2006.

         We have financed our growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing a series of transactions, including the Private Placement, which occurred in December 2006 and is described in Item 1. Description of Business under the caption "Company History and Recent Developments." As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT into a four year $16,500,000 senior secured credit facility with Wells Fargo consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Amounts borrowed under this facility are secured by substantially all of our assets and a pledge of the capital stock of our operating subsidiaries. Under the terms of the Credit Agreement relating to this facility, amounts borrowed bear interest at either a fluctuating rate based on the prime rate or LIBOR rate, at our election. Currently, our interest rate on the revolving loan commitment and the term loan is the prime rate plus 1.75%. In addition to refinancing our existing loan facility, a portion of the proceeds from this facility were used to fund our acquisitions of Rand and On Line and to finance our ongoing working capital, capital expenditure and general corporate needs. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital were released from guarantees that they had provided on our behalf in connection with the loan facility.

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of December 31, 2006, we were in compliance with all of the financial covenants under the Credit Agreement.

         As of December 31, 2006, our revolving loan commitment with Wells Fargo had limited availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. (See Item 1. Description of Business under the captions "PM Segment" and "Ambulatory Surgery Center Business.") In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan is the identification of potential acquisition targets that will increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. (See Item 1. Description of Business - Company History and Recent Developments.) In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

         We intend to continue to manage our use of cash. However, our business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund our cash requirements, we may be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to our existing stockholders.

ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements and related notes thereto are included as a separate section of this report, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our principal executive and principal financial officer, the design and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us (including its consolidated subsidiaries) required to be included in periodic filings.

         Changes in Internal Controls. During the most recent fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Certain information required by this item is incorporated by reference from the "Information About the Director Nominees," "Biographical Information" and "Audit Committee" sections of our Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders no later than 120 days after the end of our fiscal year.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires that our officers and directors, and persons who own more than 10% of our Class A Common Stock, to file reports of ownership and changes in ownership of our Class A Common Stock with the SEC and to provide copies of these Section 16(a) reports to us.

         Based solely upon a review of the copies of the forms furnished to us, or written representations from certain reporting persons, we believe that all
Section 16(a) filing requirements of the Exchange Act applicable to our officers, directors and 10% beneficial owners were complied with during the fiscal year ended December 31, 2006, except that late filings to report the statement of changes in beneficial ownership were made as follows:


--------------- -------------------------------------- -------------------------------- ----------------------------------
  Transaction
      Date                        Name                               Title                          Transaction
--------------- -------------------------------------- -------------------------------- ----------------------------------
    5/12/06     David Crane                            Director                         Stock option grant - 10,000 shares
--------------- -------------------------------------- -------------------------------- ----------------------------------
    5/12/06     Joseph M. Valley, Jr.                  Director                         Stock option grant - 10,000 shares
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Phoenix Life Insurance Company         10% Beneficial Owner             Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Brantley Venture Management III, L.P.  10% Beneficial Owner             Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Brantley Venture Management IV, L.P.   10% Beneficial Owner             Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Brantley Partners IV, L.P.             10% Beneficial Owner             Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Brantley Venture Partners III, L.P.    10% Beneficial Owner             Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Robert P. Pinkas                       10% Beneficial Owner             Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Paul H. Cascio                         Director & 10% Beneficial Owner  Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------
    12/1/06     Michael J. Finn                        Director & 10% Beneficial Owner  Private Placement
--------------- -------------------------------------- -------------------------------- ----------------------------------


         Each of these transactions was subsequently reported.

Code of Ethics

         The board of directors has adopted a Corporate Code of Business Conduct and Ethics that is applicable to all of our officers and employees. We have posted the Corporate Code of Business Conduct and Ethics in the Investor Information section of our website at www.orionhealthcorp.com. If, in the future, we amend, modify or waive a provision in the Corporate Code of Business and Ethics, rather than filing a Form 8-K, we may satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our website at www.orionhealthcorp.com as necessary.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the "Director and Executive Officer Compensation" section of our Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders no later than 120 days after the end of our fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders no later than 120 days after the end of our fiscal year. The "Equity Compensation Plan Information" table required by this item is incorporated by reference to the table included in Item 5. Market for Common Equity and Related Stockholder Matters under the caption "Equity Compensation Plan Information."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the "Certain Relationships and Related Transactions" section of our Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders no later than 120 days after the end of our fiscal year.

ITEM 13. EXHIBITS

         The following documents are filed as exhibits to this Annual Report on Form 10-KSB pursuant to Item 601 of Regulation S-B. Since our incorporation, we have operated under various names including: Technical Coatings, Inc., SurgiCare, Inc. and Orion HealthCorp, Inc. Exhibits listed below refer to these names collectively as "the Company."


  Exhibit No.     Description
  -----------     -----------

        2.1       Asset Purchase Agreement, dated as of June 6, 2005, by and between InPhySys, Inc. (f/k/a
                  IntegriMED, Inc.) and eClinicalWeb, LLC.  (Incorporated by reference to Exhibit 2.1 of the
                  Company's Current Report on Form 8-K filed on June 13, 2005) **
        2.2       Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery
                  Center, L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Ambulatory Surgery Center, L.L.C., and Union Hospital.  (Incorporated by
                  reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 7, 2005) **
        2.3       Asset Purchase Agreement, dated as of September
                  30, 2005, by and between Union Hospital and
                  TASC Anesthesia, L.L.C. (Incorporated by
                  reference to Exhibit 2.2 of the Company's
                  Current Report on Form 8-K filed on October 7,
                  2005) **
        2.4       Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion
                  HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Open
                  MRI, L.P., and Union Hospital.  (Incorporated by reference to Exhibit 2.3 of the Company's
                  Current Report on Form 8-K filed on October 7, 2005) **
        2.5       Asset Purchase Agreement, dated as of February 8, 2006, between and among SurgiCare Memorial
                  Village, L.P. and First Surgical Memorial Village, L.P., joined herein by Orion HealthCorp, Inc.
                  (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on
                  February 14, 2006) **
        2.6       Asset Purchase Agreement, dated as of March 1, 2006, between and among San Jacinto Methodist
                  Hospital and San Jacinto Surgery Center, Ltd., joined herein by Orion HealthCorp, Inc.
                  (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on
                  March 6, 2006) **
        2.7       Stock Purchase Agreement, dated as of September 8, 2006, by and among Orion HealthCorp, Inc.,
                  Rand Medical Billing, Inc. and the stockholder of Rand Medical Billing, Inc.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 11,
                  2006) **
        2.8       Stock Purchase Agreement, dated as of September 8, 2006, by and among Orion HealthCorp, Inc., On
                  Line Alternatives, Inc., On Line Payroll Services, Inc., and the shareholders of On Line
                  Alternatives, Inc. and On Line Payroll Services, Inc.  (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 11, 2006) **
        3.1       Amended and Restated By-Laws of Orion HealthCorp, Inc.  (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on December 21, 2004)
        3.2       Third Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc.  (Incorporated
                  by reference Exhibit 3.1 of the Company's Current Report on Form 8-K filed on December 7, 2006)
        4.1       Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc.  (Incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A filed on December 15, 2004)
       10.1       Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc.
                  (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on
                  December 21, 2004)
       10.2       Warrant, dated December 15, 2004, issued to
                  Brantley Capital Corporation by Orion
                  HealthCorp, Inc. (Incorporated by reference to
                  Exhibit 10.7 of the Company's Current Report on
                  Form 8-K filed on December 21, 2004)
       10.3       Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L.
                  Bauer.  (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K
                  filed on December 21, 2004) *
       10.4       Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G.
                  LeBlanc.  (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K
                  filed on December 21, 2004) *

       10.5       Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H.
                  Murdock.  (Incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K
                  filed on December 21, 2004) *
       10.6       Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing
                  Services, Inc. and Dennis Cain.  (Incorporated by reference to Exhibit 10.11 of the Company's
                  Current Report on Form 8-K filed on December 21, 2004) *
       10.7       Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing
                  Services, Inc. and Tom M. Smith.  (Incorporated by reference to Exhibit 10.12 of the Company's
                  Current Report on Form 8-K filed on December 21, 2004) *
       10.8       Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto.  (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K filed on December 21, 2004)
       10.9       Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley
                  Venture Partners III, L.P., Brantley Venture Partners IV, L.P. and Brantley Capital Corporation.
                  (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K filed on
                  December 21, 2004)
      10.10       Orion HealthCorp, Inc. 2004 Incentive Plan.  (Incorporated by reference to Exhibit 10.19 of the
                  Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28,
                  2005) *
      10.11       Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005.
                  (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the quarter ended
                  June 30, 2005 filed on August 12, 2005) *
      10.12       Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June
                  17, 2005.  (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-QSB for the
                  quarter ended June 30, 2005 filed on August 12, 2005) *
      10.13       Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion
                  HealthCorp, Inc. and Keith G. LeBlanc.  (Incorporated by reference to Exhibit 10.8 of the
                  Company's Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005) *
      10.14       Stock Purchase Agreement, dated as of September 8, 2006, by and among Orion HealthCorp, Inc.,
                  Phoenix Life Insurance Company and Brantley Partners IV, L.P.  (Incorporated by reference to
                  Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 11, 2006) *
      10.15       Note Purchase Agreement, dated as of September 8, 2006, by and between Orion HealthCorp, Inc. and
                  Phoenix Life Insurance Company.  (Incorporated by reference to Exhibit 10.4 of the Company's
                  Current Report on Form 8-K filed on September 11, 2006) **
      10.16       Stock Purchase Agreement, dated as of September 8, 2006, by and between Orion HealthCorp,
                  Inc. and Brantley Capital Corporation.  (Incorporated by reference to Exhibit 10.5 of the
                  Company's Current Report on Form 8-K filed on September 11, 2006) **
      10.17       Settlement Agreement with a Joint and Mutual Release and Indemnity Agreement, dated as of
                  September 8, 2006, by and among American International Industries, Inc., International
                  Diversified Corporation, Ltd. and Daniel Dror II as Claimants and Orion HealthCorp, Inc.,
                  Brantley Capital Corporation, Brantley Venture Partners III, L.P., Brantley Partners IV, L.P.,
                  Keith G. LeBlanc and Paul Cascio as Defendants.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 14, 2006)
      10.18       First Amendment to Note Purchase Agreement, dated as of December 1, 2006, by and between Orion
                  HealthCorp, Inc. and Phoenix Life Insurance Company.
      10.19       Registration Rights Agreement, dated as of December 1, 2006, by and among Orion HealthCorp, Inc.,
                  Brantley Partners IV, L.P. and Phoenix Life Insurance Company.
      10.20       Warrant, dated December 1, 2006, issued to Phoenix Life Insurance Company by Orion HealthCorp, Inc.
      10.21       Credit Agreement, dated as of December 1, 2006, by and among Orion HealthCorp, Inc., each of the subsidiaries identified therein, each of the Lenders identified therein and Wells Fargo Foothill,
                  Inc., as its Arranger and Administrator Agent and Lender. (Incorporated by reference to Exhibit
                  10.1 of the Company's Current Report on Form 8-K filed on December 7, 2006) **
      10.22       Security Agreement, dated as of December 1, 2006, among Orion HealthCorp, Inc. and the other grantors identified therein and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit
                  10.2 of the Company's Current Report on Form 8-K filed on December 7, 2006) **
      10.23       Amendment No. 2 to the Orion HealthCorp, Inc. 2004 Incentive Plan.  (Incorporated by reference to
                  Exhibit 10.3 of the Company's Current Report on Form 8-K filed on December 7, 2006)
      10.24       Amendment No. 1, dated as of December 1, 2006, to the Stock Purchase Agreement, dated as of
                  September 8, 2006, by and among Orion HealthCorp, Inc., Rand Medical Billing, Inc. and the
                  stockholder of Rand Medical Billing, Inc.  (Incorporated by reference to Exhibit 10.5 of the
                  Company's Current Report on Form 8-K filed on December 7, 2006) **
      10.25       Forms of Amended and Restated Promissory Notes, dated as of December 1, 2006, by and between
                  Orion HealthCorp, Inc. and DCPS Sellers and MBS Sellers.  (Incorporated by reference to Exhibit
                  10.10 of the Company's Current Report on Form 8-K filed on December 7, 2006)
      10.25       Restructured Loan Agreement, dated as of December 1, 2006, by and between Orion HealthCorp, Inc.
                  and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services, as successor servicer for DVI
                  Financial Services, Inc.  (Incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2006) **
         21       List of Subsidiaries of Orion HealthCorp, Inc.
         23       Consent of UHY, LLP
       24.1       Power of Attorney (See Signatures on page 37)
       31.1       Rule 13a-14(a)/15d-14(a) Certification
       31.2       Rule 13a-14(a)/15d-14(a) Certification
       32.1       Section 1350 Certification
       32.2       Section 1350 Certification

     *  Indicates executive compensation plan or arrangement.
     ** Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. We agree to furnish to the Securities and Exchange Commission on a supplemental basis a copy of any omitted exhibit or schedule.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference from the "Appointment of Our Independent Public Auditors" section of our Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders no later than 120 days after the end of our fiscal year.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ORION HEALTHCORP, INC.


                                        By:  /s/ Terrence L. Bauer
                                             -----------------------------------
Dated: April 2, 2007                         Terrence L. Bauer
                                             President, Chief Executive Officer
                                             and Director
                                             (Duly Authorized Representative)


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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2007.


By:    /s/ Terrence L. Bauer                            By:    /s/ Michael J. Finn
       -----------------------------------------             ---------------------
       Terrence L.  Bauer                                    Michael J.  Finn
       President, Chief Executive Officer and                Director
       Director (Principal Executive Officer)



By:    /s/ Paul H. Cascio                               By:    /s/ Joseph M. Valley, Jr.
       -----------------------------------------             ---------------------------
       Paul H. Cascio                                        Joseph M. Valley, Jr.
       Director                                              Director



By:    /s/ David Crane                                  By:    /s/ Stephen H. Murdock
       -----------------------------------------             ------------------------
       David Crane                                           Stephen H. Murdock
       Director                                              Chief Financial Officer (Principal Accounting
                                                             and Financial Officer)


                             ORION HEALTHCORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                       Number
                                                                                                     -----------
Report of Independent Registered Public Accounting Firm                                                  F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005                                             F-3
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005                     F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006 and 2005           F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005                     F-7
Notes to Consolidated Financial Statements                                                               F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Orion HealthCorp, Inc., and Subsidiaries

We have audited the accompanying balance sheets of Orion HealthCorp, Inc. as of December 31, 2006, and 2005, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion HealthCorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, included in
Part II, Item 7, effective January 1, 2006, Orion HealthCorp, Inc. and its subsidiaries adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.


                                                      /s/ UHY LLP


Atlanta, Georgia


April 2, 2007

Orion HealthCorp, Inc.
Consolidated Balance Sheets

                                                   December 31,          December 31,
                                                        2006                  2005
                                                -------------------   -------------------
 Current assets
     Cash and cash equivalents                   $         643,632     $         298,807
     Accounts receivable, net                            3,575,375             2,798,304
     Inventory                                             277,799               206,342
     Prepaid expenses and other current assets             406,790               715,671
     Assets held for sale                                  502,147               975,839
                                                -------------------   -------------------
   Total current assets                                  5,405,743             4,994,963
                                                -------------------   -------------------
 Property and equipment, net                               711,012               741,966
                                                -------------------   -------------------
 Other long-term assets
     Intangible assets, excluding goodwill, net         14,343,429            13,797,714
     Goodwill                                            7,815,303             2,490,695
     Other assets, net                                   1,907,710                92,432
                                                -------------------   -------------------
   Total other long-term assets                         24,066,442            16,380,841
                                                -------------------   -------------------
     Total assets                                $      30,183,197     $      22,117,770
                                                ===================   ===================
 Current liabilities
     Accounts payable and accrued expenses       $       6,937,935     $       6,738,278
     Other current liabilities                                  --                25,000
     Current portion of capital lease
      obligations                                          103,004                92,334
     Current portion of long-term debt                   1,744,368             2,768,366
     Current portion of long-term debt held
      by related parties                                   325,000             1,463,308
     Liabilities held for sale                             158,714               452,027
                                                -------------------   -------------------
   Total current liabilities                             9,269,021            11,539,313
                                                -------------------   -------------------
 Long-term liabilities
     Capital lease obligations, net of current
      portion                                              155,034               213,599
     Long-term debt, net of current portion              6,833,750             2,871,593
     Long-term debt, net of current portion,
      held by related parties                            4,541,603             1,000,000
     Minority interest in partnership                           --                35,000
                                                -------------------   -------------------
   Total long-term liabilities                          11,530,387             4,120,193
                                                -------------------   -------------------
 Commitments and contingencies                                  --                    --
 Stockholders' equity
     Preferred stock, par value $0.001;
      20,000,000 shares authorized; no shares
      issued and outstanding                                    --                    --
     Common Stock, Class A, par value $0.001;
      300,000,000 and 70,000,000 shares
      authorized at December 31, 2006 and 2005,
      respectively; 105,374,487and 12,428,042
      shares issued and outstanding at December
      31, 2006 and 2005, respectively                      105,375                12,428
     Common Stock, Class B, par value $0.001; 0
      and 25,000,000 shares authorized at
      December 31, 2006 and 2005, respectively;
      0 and 10,448,470 shares issued and
      outstanding at December 31, 2006 and 2005,
      respectively                                              --                10,448
     Common Stock, Class C, par value $0.001; 0
      and 2,000,000 shares authorized at
      December 31, 2006 and 2005, respectively;
      0 and 1,437,572 shares issued and
      outstanding at December 31, 2006 and 2005,
      respectively                                              --                 1,438
     Common Stock, Class D, par value $0.001;
      50,000,000 and 0 shares authorized at
      December 31, 2006 and 2005, respectively;
      24,658,955 and 0 shares issued and
      outstanding at December 31, 2006 and 2005,
      respectively                                          24,659                    --
     Additional paid-in capital                         63,876,039            56,928,016
     Accumulated deficit                               (54,583,966)          (50,455,748)
     Treasury stock - at cost; 9,140 shares                (38,318)              (38,318)
                                                -------------------   -------------------
   Total stockholders' equity                            9,383,789             6,458,264
                                                -------------------   -------------------
     Total liabilities and stockholders' equity  $      30,183,197     $      22,117,770
                                                ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Statements of Operations
                                                               For the Twelve Months Ended
                                                                       December 31,
                                                                  2006              2005
                                                             --------------    --------------
 Net operating revenues                                        $23,401,424      $ 22,844,751

 Operating expenses
    Salaries and benefits                                       10,807,413        11,686,613
    Physician group distribution                                 5,131,315         4,975,521
    Facility rent and related costs                              1,428,439         1,409,763
    Depreciation and amortization                                1,732,058         2,795,011
    Professional and consulting fees                             1,618,972         1,789,011
    Insurance                                                      462,276           688,682
    Provision for doubtful accounts                                204,573           648,021
    Other expenses                                               4,507,131         4,372,094
                                                             --------------    --------------
  Total operating expenses                                      25,892,177        28,364,716
                                                             --------------    --------------
 Loss from continuing operations before other income
  (expenses)                                                    (2,490,753)       (5,519,965)
                                                             --------------    --------------
 Other income (expenses)
    Interest expense                                              (558,565)         (336,213)
    Gain on forgiveness of debt                                  1,006,164                 -
    Other expense, net                                             (20,604)          (18,830)
                                                             --------------    --------------
  Total other income (expenses), net                               426,995          (355,043)
                                                             --------------    --------------
 Minority interest earnings in partnership                               -            (6,122)
                                                             --------------    --------------
 Loss from continuing operations                                (2,063,758)       (5,881,130)
 Discontinued operations
  Loss from operations of discontinued components               (2,064,460)      (14,558,371)
                                                             --------------    --------------
 Net loss                                                      $(4,128,218)     $(20,439,501)
                                                             ==============    ==============

Weighted average common shares outstanding
------------------------------------------
  Basic                                                         20,267,781        10,345,453
  Diluted                                                       20,267,781        10,345,453
Income (loss) per share
-----------------------
  Basic
    Net loss per share from continuing operations              $     (0.10)     $      (0.57)
    Net loss per share from discontinued operations            $     (0.10)     $      (1.41)
                                                             --------------    --------------
    Net loss per share                                         $     (0.20)     $      (1.98)
                                                             ==============    ==============
  Diluted
    Net loss per share from continuing operations              $     (0.10)     $      (0.57)
    Net loss per share from discontinued operations            $     (0.10)     $      (1.41)
                                                             --------------    --------------
    Net loss per share                                         $     (0.20)     $      (1.98)
                                                             ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Statement of Stockholders' Equity

                                     ----------------------------------------------------------------------------------------
                                                                           Common Stock
                                     ----------------------------------------------------------------------------------------
                                            Class A              Class B               Class C                Class D
                                     ---------------------------------------------------------------- -----------------------
                                        Shares    Amount     Shares     Amount    Shares     Amount     Shares      Amount
                                     ---------------------------------------------------------------- -----------------------

 Balance, January 1, 2005              8,602,149 $  8,602  11,482,261 $  11,482  1,575,760 $   1,576          -- $        --

 Conversion of notes payable into
  Class A Common Stock                   374,164      374          --        --         --        --          --          --
 Conversion of Class B Common Stock
  into Class A Common Stock            2,875,726    2,876  (1,033,791)   (1,034)        --        --          --          --
 Conversion of Class C Common Stock
  into Class A Common Stock              660,536      661          --        --   (138,188)     (138)         --          --
 Other                                   (84,533)     (85)         --        --         --        --          --          --
 Net loss                                     --       --          --        --         --        --          --          --
                                     ----------------------------------------------------------------------------------------
 Balance, December 31, 2005           12,428,042 $ 12,428  10,448,470 $  10,448  1,437,572 $   1,438          -- $        --

 Issuance of Class A Common Stock        485,734      486          --        --         --        --          --          --
 Private Placement                    89,145,794   89,146 (10,448,470)  (10,448)(1,437,572)   (1,438) 24,658,955      24,659
 Acquisition of Rand and On Line       3,314,917    3,315          --        --         --        --          --          --
 Stock option expense                         --       --          --        --         --        --          --          --
 Net loss                                     --       --          --        --         --        --          --          --
                                     ----------------------------------------------------------------------------------------
 Balance, December 31, 2006          105,374,487 $105,374          -- $      --         -- $      --  24,658,955 $    24,659
                                     ========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Statement of Stockholders' Equity

                                                        ----------------- ------------------ ---------------- -------------------
                                                            Additional     Treasury Stock      Accumulated       Stockholders'
                                                              Paid-in                             Deficit           Equity
                                                              Capital     Shares    Amount                         (Deficit)
                                                        ----------------- ------------------ ---------------- -------------------

 Balance, January 1, 2005                                $    56,602,786   (9,140) $(38,318) $   (30,016,247) $       26,569,881

 Conversion of notes payable into Class A Common Stock           335,848       --        --               --             336,222
 Conversion of Class B Common Stock into Class A Common
  Stock                                                           (1,842)      --        --               --                  --
 Conversion of Class C Common Stock into Class A Common
  Stock                                                             (523)      --        --               --                  --
 Other                                                            (8,253)      --        --               --              (8,338)
 Net loss                                                             --       --        --      (20,439,501)        (20,439,501)
                                                        ----------------- ------------------ ---------------- -------------------
 Balance, December 31, 2005                              $    56,928,016   (9,140) $(38,318) $   (50,455,748) $        6,458,264

 Issuance of Class A Common Stock                                   (486)      --        --               --                  --
 Private Placement                                             5,786,090       --        --               --           5,888,009
 Acquisition of Rand and On Line                                 922,207       --        --               --             925,522
 Stock option expense                                            240,212       --        --               --             240,212
 Net loss                                                             --       --        --       (4,128,218)         (4,128,218)
                                                        ----------------- ------------------ ---------------- -------------------
 Balance, December 31, 2006                              $    63,876,039   (9,140) $(38,318) $   (54,583,966) $        9,383,789
                                                        ================= ================== ================ ===================

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Statements of Cash Flows
                                                For the Twelve Months Ended
                                                         December 31,
                                                   2006               2005
                                             -----------------------------------
Operating activities
 Net loss                                    $    (4,128,218)   $   (20,439,501)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:                                                                --
  Writedown of goodwill                              210,700
  Provision for doubtful accounts                    204,573            648,021
  Depreciation and amortization                    1,732,059          2,795,010
  Gain on forgiveness of debt                     (1,006,164)                --
  Stock option compensation expense                  240,212                 --
  Stock issued for acquisitions                       (3,315)                --
  Conversion of notes payable                             --             57,885
  Discount on subordinated notes payable            (277,356)                --
  Impact of discontinued operations                3,009,538         11,714,723
  Changes in operating assets and
   liabilities:
   Accounts receivable                              (205,317)         1,649,987
   Inventory                                         (71,457)           114,093
   Prepaid expenses and other assets                 144,574               (114)
   Other assets                                   (1,617,832)            49,145
   Accounts payable and accrued expenses              (5,276)           221,164
   Other liabilities                                      --           (119,499)
                                             -----------------------------------
Net cash used in operating activities             (1,693,279)        (3,309,086)
                                             -----------------------------------

Investing activities
 Sale (purchase) of property and equipment           (23,286)         3,636,368
 Impact of discontinued operations                   430,244         (1,688,803)
 Proceeds from equity transaction                  4,650,000                 --
 Net cash paid for acquisitions                   (9,638,122)                --
 Cash paid for stock repurchase                     (482,435)                --
                                             -----------------------------------
Net cash provided by (used in) investing
 activities                                       (5,063,599)         1,947,565
                                             -----------------------------------

Financing activities
 Net borrowings (repayments) of capital
  lease obligations                                  (58,935)           142,525
 Net borrowings (repayments) on line of
  credit                                            (220,878)           386,340
 Net borrowings of senior notes payable            4,473,750          2,106,833
 Net borrowings from related parties               3,211,692          1,250,000
 Net repayments of other obligations                  (3,926)           (47,984)
 Impact of discontinued operations                  (300,000)        (2,879,232)
                                             -----------------------------------
Net cash provided by financing activities          7,101,703            958,482
                                             -----------------------------------

Net increase (decrease) in cash and cash
 equivalents                                         344,825           (403,039)

Cash and cash equivalents, beginning of
 period                                              298,807            701,846
                                             -----------------------------------
Cash and cash equivalents, end of period     $       643,632    $       298,807
                                             ===================================
Supplemental cash flow information
 Cash paid during the period for
  Income taxes                               $            --    $            --
  Interest                                   $       449,056    $       360,375

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

         Unless otherwise indicated, the terms "we," "us" and "our" refer to Orion HealthCorp, Inc. and its subsidiaries (formerly SurgiCare, Inc. "SurgiCare") ("Orion" or the "Company"); references to 2006 are to our fiscal year ended December 31, 2006 and references to 2005 are to our fiscal year ended December 31, 2005.

Note 1.  Organization and Accounting Policies

         We maintain our accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accounting principles followed by us and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Description of Business

         We are a healthcare services organization providing outsourced business services to physicians, serving the physician market through two operating segments - Revenue Cycle Management and Practice Management - via five operating subsidiaries: Medical Billing Services, Inc. ("MBS"), Rand Medical Billing, Inc. ("Rand"), On Line Alternatives, Inc. ("OLA") and On Line Payroll Services, Inc. ("OLP") (collectively with OLA, "On Line"), and Integrated Physician Solutions, Inc. ("IPS"). Our mission is to provide superior billing, collections, practice, business and financial management services for physicians, resulting in optimal profitability for its clients and increased enterprise value for its stakeholders. We believe our core competency is our long-term experience and success in working with and creating value for physicians.

         Orion was incorporated in Delaware on February 24, 1984 as Technical Coatings, Incorporated. On December 15, 2004, we completed a series of transactions to acquire IPS (the "IPS Merger") and to acquire Dennis Cain Physician Solutions, Ltd. ("DCPS") and MBS (the "DCPS/MBS Merger") (collectively, the "2004 Mergers"). As a result of these transactions, IPS and MBS became our wholly owned subsidiaries. On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, we changed our name from SurgiCare, Inc. to Orion HealthCorp, Inc. and consummated restructuring transactions, which included issuances of new equity securities for cash and contribution of outstanding debt, and the restructuring of our debt facilities. We also created Class B Common Stock and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

         In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan was the identification of potential acquisition targets that would increase our presence in the markets we serve and enhance stockholder value.

         On December 1, 2006 we completed the acquisition of Rand and On Line. We acquired all of the issued and outstanding capital stock of Rand for an aggregate purchase price of $9,365,333, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash, the issuance of an unsecured subordinated promissory note and the issuance of shares of our Class A Common Stock. We acquired all of the issued and outstanding capital stock of both OLA and OLP for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash and the issuance of unsecured subordinated promissory notes. (See Note 2. Acquisitions and Private Placement for additional information on the furtherance of our strategic plan in 2006.)

         Revenue Cycle Management Segment ("RCM")

         Our RCM segment includes three business units, MBS, Rand and On Line. We offer billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists, allowing them to avoid the infrastructure investment in their own back-office operations. In addition, we provide these services to other specialties including plastic surgery, family practice, internal medicine, orthopedics, neurologists, emergency medicine and ambulatory surgery centers. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens. MBS currently provides services to approximately 54 clients, representing 310 providers. Rand currently provides services to approximately 58 clients, representing 171 providers. On Line currently provides services to approximately 13 billing clients, representing 32 providers, and 43 transcription clients and payroll processing services to 207 clients.

         Billing and Collection Services. We offer billing and collection services to our clients. These include coding, reimbursement services, charge entry, claim submission, collection activities, and financial reporting services, including:

     o Current Procedural Terminology ("CPT") and International Classification of Diseases ("ICD-9") utilization reviews;
     o    Charge ticket (superbill) evaluations;
     o    Fee schedule analyses;
     o    Reimbursement audits; and
     o    Training seminars.
     o    Patient refund processing

         Managed Care Contract Management Services. We offer consulting services to assist clients with navigating and interacting with managed care organizations. Some of the managed care consulting services are:

     o Establishing the actual ownership of the managed care organization and determining that the entity is financially sound;
     o    Negotiating the type of reimbursement offered;
     o Assuring that there are no "withholds" beyond the discount agreed upon;
     o Determining patient responsibility for non-covered services, as well as co-pays and deductibles;
     o Tracking managed care payments to verify the correctness of the reimbursement rate;
     o Evaluating the appeals process in case of disputes concerning payment issues, utilization review, and medical necessity; and
     o Confirming the length of the contract, the renewal process, and the termination options.

         Practice Consulting Services. We offer a wide range of management consulting services to medical practices. These management services help create a more efficient medical practice, providing assistance with the business aspects associated with operating a medical practice. Our management consulting services include the following:

     o    Accounting and bookkeeping services;
     o    Evaluation of staffing needs;
     o    Provision of temporary staff services;
     o    Quality assurance program development;
     o    Physician credentialing assistance;
     o    Fee schedule review, specific to locality;
     o    Formulation of scheduling systems; and
     o    Training and continuing education programs.
     o    Payroll processing

Practice Management ("PM") Segment

         IPS, a Delaware corporation, was founded in 1996 to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of several medical group business combinations effective January 1, 1999.

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of December 31, 2006, IPS managed eight practice sites, representing five medical groups in Illinois and Ohio. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

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

         IPS is party to a management services agreement (the "Dayton MSA") with Dayton Infant Care Specialists, Corp. ("Dayton ICS"). The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively.

         IPS is party to a management services agreement (the "Illinois MSA") with Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW"). IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into a settlement agreement (the "PSNW Settlement") to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively, and the assets and liabilities of PSNW are reflected as `assets held for sale' and `liabilities held for sale' on our consolidated balance sheet at December 31, 2006. (See Note 16. Subsequent Events).

Ambulatory Surgery Center Business

         As of December 31, 2006, we no longer have ownership or management interests in surgery and diagnostic centers.

         On March 1, 2005, we closed our wholly owned subsidiary, Bellaire SurgiCare, Inc. ("Bellaire SurgiCare"), and consolidated its operations with the operations of SurgiCare Memorial Village, L.P. ("Memorial Village").

         In April 2005, due to unsatisfactory financial performance of our surgery centers and in accordance with our strategic plan, we began the process of divesting our surgery center ownership interests.

         On September 30, 2005, we executed purchase agreements to sell our 51% ownership interest in Tuscarawas Ambulatory Surgery Center, L.L.C. ("TASC") and our 41% ownership interest in Tuscarawas Open MRI, L. P., ("TOM") both located in Dover, Ohio, to Union Hospital ("Union"). Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, L.L.C. ("TASC Anesthesia"), executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM.

         As consideration for the purchase of the 70% ownership interests in TASC and TOM, Union Hospital paid purchase prices of $950,000 and $2,188,237, respectively. Our portion of the total proceeds for TASC, TASC Anesthesia and TOM, after closing costs of $82,632, was cash in the amount of $1,223,159 and a note due on or before March 30, 2006 in the amount of $530,547. As a result of these transactions, we no longer have an ownership interest in TASC, TOM or TASC Anesthesia.

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

         As consideration for the Memorial Acquired Assets, Memorial Village received a total purchase price of $1,100,000, of which we received approximately $815,000 after payment of certain legal and other post-closing expenses. The proceeds received by us consisted of the following amounts:

     i. Approximately $677,000 representing the principal amount of a note payable owed to us from Memorial Village;

     ii. Approximately $99,000 representing our pro-rata share of the net proceeds after payment of certain legal and other post-closing expenses; and

     iii. A reserve fund of approximately $39,000, pending approval of the assumption of certain capital leases by First Surgical.

         On March 1, 2006, San Jacinto Surgery Center, Ltd. ("San Jacinto"), executed an Asset Purchase Agreement (the "San Jacinto Agreement") for the sale of substantially all of its assets to San Jacinto Methodist Hospital ("Methodist"). San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of Orion.

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

         As consideration for the San Jacinto Acquired Assets, San Jacinto received a total purchase price of $5,500,000, of which we received a net amount of approximately $598,000. The proceeds received by us consisted of the following amounts:

     i. Approximately $450,000 representing our pro-rata share of the net proceeds; and

     ii. Approximately $148,000 representing the principal and interest amounts of a note payable owed to us from San Jacinto.

         As part of the closing of the Agreement, we were obligated to make payments, totaling $607,000, from our portion of the proceeds as follows:

     i. Approximately $357,000 representing distributions due to the limited partners of San Jacinto for cash collections previously received by us, and payment of accounts payable and other expenses; and

     ii. Approximately $250,000 to CIT Healthcare, LLC ("CIT"), which represents repayment of the obligations related to San Jacinto under the Loan and Security Agreement with CIT.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. The acquisitions of Rand and On Line were accounted for using the purchase accounting method, meaning that the purchase price, comprised of the consideration paid to the stockholders of Rand and On Line at closing, the fair value of the liabilities assumed and the transaction costs associated with the acquisitions, was allocated to the fair value of the tangible and identifiable intangible assets of Rand and On Line, with any excess being considered goodwill. Our results for fiscal 2006 include the results of MBS and IPS for the twelve months ended December 31, 2006 and the results of Rand and On Line commencing on December 1, 2006.

         The IPS Merger was treated as a reverse acquisition, meaning that the purchase price, comprised of the fair value of the outstanding shares of Orion prior to the transaction, plus applicable transaction costs, were allocated to the fair value of our tangible and intangible assets and liabilities prior to the transaction, with any excess being considered goodwill. IPS was treated as the continuing reporting entity and, thus, IPS's historical results became those of the combined company. Our results for fiscal 2005 include the results of MBS, IPS and our ambulatory surgery and diagnostic center business, which was discontinued in 2005, for the twelve months ended December 31, 2005.

         All material intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 was not material to our consolidated financial statements.

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We do not expect the impact of SFAS 157 to be material to our consolidated financial statements.

         In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Auditing Practices Board ("APB") Opinion NO. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principle in the income statement of the period of change. SFAS 154 requires that such changes in accounting principle be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 was not material to our consolidated financial statements.

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

         The effect of SFAS 123(R) was to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). We were required to begin to apply SFAS 123(R) for its quarter ending March 31, 2006.

         SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. We adopted the modified prospective transition method beginning in 2006.

Cash and Cash Equivalents

         We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

         As described more fully in Note 2. Acquisitions and Private Placement under the caption "Rand," an aggregate of $200,000 of the cash consideration for the acquisition of Rand was placed into escrow at December 1, 2006, and payment of this amount to the former stockholder of Rand is conditioned upon future revenue results. The $200,000 of cash in escrow is included in "other assets, net" in the long-term assets section of our consolidated balance sheet at December 31, 2006.

Revenue Recognition

         MBS, Rand and On Line's principal source of revenues is fees charged to clients based on a percentage of net collections of the client's accounts receivable. They recognize revenue and bill their clients when the clients receive payment on those accounts receivable. Our RCM businesses typically receive payment from the client within 30 days of billing. The fees vary depending on specialty, size of practice, payer mix, and complexity of the billing. In addition to the collection fee revenue, MBS, Rand and OLA also earn fees from the various consulting services that they provide, including medical practice management services, managed care contracting, coding and reimbursement services and transcription services. OLP earns revenue based on a contracted rate per transaction and recognizes revenue when the service is provided.

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the twelve months ended December 31, 2006 and 2005.

         Our principal source of revenues from our surgery center business was a surgical facility fee charged to patients for surgical procedures performed in its ASCs and for diagnostic services performed at TOM. We depended upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of its patients. Patients were responsible for the co-payments and deductibles when applicable. The fees varied depending on the procedure, but usually included all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees did not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which were billed directly to third-party payers by such physicians. In addition to the facility fee revenues, we also earned management fees from its operating facilities and development fees from centers that it developed. As more fully described under the caption "Description of Business," we no longer have ownership or management interests in surgery and diagnostic centers.

Accounts Receivable and Allowance for Doubtful Accounts.

         MBS, Rand and On Line record uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, they have experienced minimal credit losses and have not written-off any material accounts during 2006 and 2005.

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

Investment in Limited Partnerships

         At December 31, 2005, we owned a 10% general partnership interest in San Jacinto. The investment was accounted for using the equity method. Under the equity method, the investment is initially recorded at cost and is subsequently increased to reflect our share of the income of the investee and reduced to reflect the share of the losses of the investee or distributions from the investee. Effective March 1, 2006, we sold our interest in San Jacinto. (See "Description of Business" for additional discussion regarding the sale of San Jacinto.)

         The general partnership interest was accounted for as an investment in limited partnership due to the interpretation of SFAS 94/Accounting Research Bulletin ("ARB") 51 and the interpretations of such by Issue 96-16 and Statement of Position "SOP" 78-9. Under those interpretations, the Company could not consolidate its interest in an entity in which it held a minority general partnership interest due to management restrictions, shared operating decision-making, and capital expenditure and debt approval by limited partners and the general form versus substance analysis.

Segments of an Enterprise and Related Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has two reportable segments - RCM and PM. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, operational support and marketing strategies. Our reportable segments consist of: (i) RCM, which consists of MBS, Rand and On Line; and (ii) PM, which consists of the pediatric medical groups that provide patient care operating under the MSA. We chose to aggregate the MSAs into a single operating segment consistent with the objective and basic principles of SFAS No. 131 based on similar economic characteristics, including the nature of the products and services, the type of customer for their services, the methods used to provide their services and in consideration of the regulatory environment under Medicare and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA").

Goodwill and Intangible Assets

         Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires us to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

         We adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141.

         We evaluate our goodwill and other intangible assets in the fourth quarter of each fiscal year, unless circumstances require testing at other times. (See also Note 3. Goodwill and Intangible Assets.)

Income Taxes

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more than likely that such asset will not be realizable.

Stock Based Compensation


         At December 31, 2006, we had two stock-based employee compensation plans. Prior to January 1, 2006, we accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. Effective January 1, 2006, we adopted SFAS No. 123(R), which requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). We consider many factors when estimated expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in our financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

         On June 17, 2005, we granted 1,357,000 stock options to certain of our employees, officers, directors and former directors under our 2004 Incentive Plan, as amended. In the third quarter of 2005, stock options totaling 360,000 to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions duplicated at our Houston, Texas and Roswell, Georgia facilities. On May 12, 2006, we granted 102,000 stock options to certain of our employees and directors under our 2004 Incentive Plan, as amended. On December 4, 2006, we granted 2,500,000 stock options to certain of our employees, officers and directors under our 2004 Incentive Plan, as amended.

         On August 31, 2005, we granted 650,000 restricted stock units to certain of our officers under our 2004 Incentive Plan, as amended.

         For the twelve months ended December 31, 2006, the impact of adopting SFAS No. 123(R) on our consolidated statements of operations was an increase in salaries and benefits expense of $240,212 with a corresponding decrease in our income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on our basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

         The adoption of SFAS No. 123(R) has no effect on net cash flow. Since we are not presently a taxpayer and have provided a valuation allowance against deferred income tax assets net of liabilities, there is also no effect on our consolidated statement of cash flows. Had we been a taxpayer, we would have recognized cash flow resulting from tax deductions in excess of recognized compensation cost as a financing cash flow.

         The following table illustrates the pro forma net income and earnings per share that would have resulted in the twelve months ended December 31, 2005 from recognizing compensation expense associated with accounting for employee stock-based awards under the provisions of SFAS No. 123(R). The reported and pro forma net income and earnings per share for the twelve months ended December 31, 2006 are provided for comparative purposes only, since stock-based compensation expense is recognized in the financial statements under the provisions of SFAS No.123(R).


                                                                           Twelve Months Ended
                                                                               December 31,
                                                                           2006            2005
                                                                           ----            ----
Net income (loss) - as reported                                       $  (4,128,218)  $  (20,439,501)
Add: Stock-based employee compensation included in net income (loss)        240,212               --
Deduct: Total stock-based employee compensation (expense determined under the fair value-based method for all awards), net of tax
 effect                                                                    (240,212)        (142,861)
                                                                      -------------------------------
Net loss - pro forma                                                  $  (4,128,218)  $  (20,582,362)
                                                                      ===============================
Net loss per share:
Basic - as reported                                                   $       (0.20)  $        (1.96)
Basic - pro forma                                                     $       (0.20)  $        (1.97)
Diluted - as reported                                                 $       (0.20)  $        (1.96)
Diluted - pro forma                                                   $       (0.20)  $        (1.97)

         The above pro forma effects on net loss per share of Class A Common Stock are not likely to be representative of the effects on reported net loss for future years because options vest over several years and additional awards may be made in subsequent periods.

Reclassifications

         Certain reclassifications have been made in the 2005 financial statements to conform to the reporting format in 2006. Such reclassifications had no effect on previously reported earnings. The most significant reclassifications related to the presentation of discontinued operations for comparative purposes.

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

Note 2.  Acquisitions and Private Placement

         On December 1, 2006 we completed the acquisitions of Rand and On Line.

         RAND. We acquired all of the issued and outstanding capital stock of Rand for an aggregate purchase price of $9,365,333, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash, the issuance of an unsecured subordinated promissory note and the issuance of shares of our Class A Common Stock. As of the closing of the Rand acquisition on December 1, 2006, $7,200,000 of the purchase price was paid in cash, and both $200,000 in cash and 3,314,917 shares of our Class A Common Stock (having a value of $600,000 based on the average closing price per share of our Class A Common Stock for the twenty-day period prior to the closing of the Rand acquisition) were placed in escrow pending resolution of the purchase price adjustments and subject to claims, if any, for indemnification. The remainder of the purchase price was paid in a combination of cash and the issuance of an unsecured subordinated promissory note in the original principal amount of $1,365,333.

         The Rand stock purchase agreement includes contingent future payments (the "Rand Earn-out") to the seller based on post acquisition revenue targets for Rand in 2007 and 2008 of $6,349,206 and $9,600,000, respectively. The stock portion of the Rand Earn-out (3,314,917 shares) was placed into escrow at the closing of the acquisition, but the shares were considered issued and outstanding as of December 1, 2006. Therefore, the stock portion of the Rand Earn-out has been reflected in the purchase price we paid for Rand. The cash and promissory note portions of the contingent Rand Earn-out have not been reflected in the purchase price we paid for Rand on December 1, 2006, and were placed into escrow as of the closing. If the revenue targets are achieved, then the cash and shares held in escrow will be released to the seller and the full amount of the promissory note will be outstanding. If the revenue targets are not achieved, then all or a portion of the shares held in the escrow will be forfeited, all or a portion of the cash will be returned to us and/or the amount of the promissory note will be reduced. The contingent Rand Earn-out, if realized, will be accounted for at the time as an addition to (earn-out) or reduction in (reduction) the cost of the acquisition and goodwill and other identifiable intangible assets will be adjusted accordingly. (See Note 3. Goodwill and Intangible Assets for a more detailed description of the purchase price allocation for the Rand acquisition.)

         ON LINE. We acquired all of the issued and outstanding capital stock of On Line for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash and the issuance of unsecured subordinated promissory notes. As of the closing of the On Line acquisition on December 1, 2006, $2,401,943 of the purchase price was paid in cash and the remainder through the issuance of unsecured promissory notes in the original aggregate principal amount of $908,981. The On Line stock purchase agreement includes contingent future payments (the"On Line Earn-out") to the seller in the form of a promissory note and cash, and contingent return or adjustment of the promissory note based on a post acquisition revenue target for the twelve months after closing of $2,500,259. The On Line Earn-out has not been reflected in the purchase price allocation. The On Line Earn-out, if realized, will be accounted for at the time as an addition to (earnout) or reduction in (reduction) the cost of the acquisition and goodwill and other identifiable intangible assets will be adjusted accordingly. (See Note 3. Goodwill and Intangible Assets for a more detailed description of the purchase price allocation for the On Line acquisition.)

         PRIVATE PLACEMENT. These acquisitions were financed in part through the proceeds of the Private Placement, which consisted of our issuance of (i) shares of a newly created class of our common stock, Class D Common Stock, par value $0.001 per share (the "Class D Common Stock"), which is convertible into our Class A Common Stock, to each of Phoenix Life Insurance Company ("Phoenix") and Brantley Partners IV, L.P. ("Brantley IV") for an aggregate purchase price of $4,650,000 and (ii) senior unsecured subordinated promissory notes due 2011 in the original principal amount of $3,350,000, bearing interest at an aggregate rate of 14% per annum, together with warrants to purchase shares of our Class A Common Stock, to Phoenix for an aggregate purchase price of $3,350,000.

         Our senior unsecured subordinated promissory notes bear interest at the combined rate of (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. The notes are unsecured and subordinated to all of our other senior debt. Upon the occurrence and during the continuance of an event of default the interest rate on the cash portion of the interest shall increase from 12% per annum to 14% per annum, for a combined rate of default interest of 16% per annum. We may prepay outstanding principal (together with accrued interest) on the note subject to certain prepayment penalties and we are required to prepay outstanding principal (together with accrued interest) on the note upon certain specified circumstances.

         As of December 31, 2006, after giving effect to the acquisitions of Rand and On Line and the closing of the Private Placement, Brantley IV owned 62,437,789 shares of our Class A Common Stock, warrants to purchase 20,455 shares of our Class A Common Stock and 8,749,952 shares of our Class D Common Stock which are currently convertible into 8,749,952 shares of our Class A Common Stock. As of December 31, 2006, this represented 52.0% of our voting power on an as-converted, fully-diluted basis. Two of our directors, Paul H. Cascio and Michael J. Finn, are affiliated with Brantley IV and its related entities. Messrs. Cascio and Finn serve as general partners of the general partner of Brantley Venture Partners III, L.P. ("Brantley III") and Brantley IV and are limited partners in these funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P.

         Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Prior to the closing of the Private Placement, Phoenix did not own, of record, any shares of our capital stock. As part of the Private Placement, Phoenix received (i) 15,909,003 shares of Class D Common Stock, representing upon conversion 15,909,003, or 11.6%, of our outstanding Class A Common Stock as of December 31, 2006, on an as-converted, fully-diluted basis taking into account the issuance of the shares of Class D Common Stock and (ii) warrants to purchase 1,421,629 shares of our Class A Common Stock representing 1.0% of the voting power as of December 31, 2006 on an as-converted, fully-diluted basis.

         As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT Healthcare, LLC ("CIT") into a four year $16,500,000 senior secured credit facility with Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Amounts borrowed under this facility are secured by substantially all of our assets and a pledge of the capital stock of our operating subsidiaries. Under the terms of the credit agreement (the "Credit Agreement") relating to this facility, amounts borrowed bear interest at either a fluctuating rate based on the prime rate or LIBOR rate, at our election. Currently, our interest rate on the revolving loan commitment and the term loan is the prime rate plus 1.75%. In addition to refinancing our existing loan facility, a portion of the proceeds from this facility were used to fund our acquisitions of Rand and On Line and to finance our ongoing working capital, capital expenditure and general corporate needs. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital Corporation "(Brantley Capital") were released from guarantees that they had provided on our behalf in connection with the loan facility.

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of December 31, 2006, we were in compliance with all of the financial covenants under the Credit Agreement.

         Also on December 1, 2006 in connection with the consummation of the Private Placement and the execution of the Credit Agreement, the following actions were taken:

     o All of our remaining holders of Class B Common Stock and Class C Common Stock converted their shares into shares of our Class A Common Stock;
     o We purchased and retired all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital for an aggregate purchase price of $482,435;
     o We amended our certificate of incorporation to create the Class D Common Stock and eliminate the Class B Common Stock and Class C Common Stock;
     o Brantley IV converted the entire unpaid principal balance, and accrued but unpaid interest, of two convertible subordinated promissory notes in the original aggregate amount of $1,250,000 into shares of our Class A Common Stock;
     o We extended the maturity date and increased the interest rate on certain unsecured subordinated promissory notes totaling in the aggregate $1,714,336 (the "DCPS/MBS Notes") issued to certain of the former equity holders of the businesses we acquired in 2004 as part of the DCPS/MBS Merger, including two of our executive officers, Dennis Cain, CEO of MBS, and Tommy Smith, President and COO of MBS; and
     o We restructured certain unsecured notes issued to DVI Financial Services, Inc. ("DVI") and serviced by U.S. Bank Portfolio Services ("USBPS") to reduce the outstanding balance from $3,750,000 to $2,750,000.

         As of December 31, 2006, our revolving loan commitment with Wells Fargo had limited availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. (See Note 1. General - Description of Business under the captions "PM Segment" and "Ambulatory Surgery Center Business.") In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan was the identification of potential acquisition targets that would increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

         We intend to continue to manage our use of cash. However, our business is still faced with many challenges. If cash flows from operations and borrowings are not sufficient to fund our cash requirements, we may be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including possible additional divestitures of specific assets or lines of business. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available, the financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to our existing stockholders.

Note 3.  Goodwill and Intangible Assets

         Goodwill and intangible assets represent the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interest accounting and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires us to evaluate goodwill for impairment on an annual basis by applying a fair value test. SFAS No. 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value-based approach at least annually.

         We adopted SFAS No. 142 effective January 1, 2002. As a result, IPS determined that its long-term MSAs, executed as part of the medical group business combinations consummated in 1999, are an identifiable intangible asset in accordance with paragraph 39 of SFAS No. 141.

         As part of the acquisition and restructuring transactions that closed on December 15, 2004, we recorded intangible assets and goodwill related to the 2004 Mergers. As of the closing, our management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, it was determined that the expected case volume increases were not going to be realized. On March 1, 2005, we closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. We tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, we recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004.

         As a result of the CARDC Settlement described in Note 1. General - Description of Business - Integrated Physician Solutions, we recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004.

         On June 13, 2005, we announced that we had accepted an offer to purchase our interests in TASC and TOM in Dover, Ohio. In preparation for this pending transaction, we tested the identifiable intangible assets related to the surgery center business using the present value of cash flows method as of June 30, 2005. Based on the pending sales transaction involving TASC and TOM, as well as the uncertainty of future cash flows related to our surgery center business, we determined that the joint venture interests associated with TASC, TOM and Memorial Village were impaired and recorded a charge for impairment of intangible assets of $6,362,849 for the quarter ended June 30, 2005. The sale of our interests in TASC and TOM was completed effective as of October 1, 2005. (See Note 1. General - Description of Business - Ambulatory Surgery Center Business).

         In November 2005, we decided that, as a result of ongoing losses at Memorial Village, we would need to either find a buyer for our equity interests in Memorial Village or close the facility. In preparation for this expected transaction, we once again tested the identifiable intangible assets related to the surgery center business using the present value of cash flows method at September 30, 2005. Based on the decision to sell or close Memorial Village, as well as the continuing uncertainty of cash flows related to our surgery center segment, we determined that the joint venture interests for San Jacinto, as well as the management contracts associated with Memorial Village and San Jacinto, were impaired and recorded an additional charge for impairment of intangible assets totaling $3,461,351 for the quarter ended September 30, 2005.

         As described in Note 1. General - Description of Business - Ambulatory Surgery Center Business, effective January 31, 2006 and March 1, 2006, respectively, we executed Asset Purchase Agreements to sell substantially all of the assets of Memorial Village and San Jacinto. Also in the first quarter of 2006, we were notified by Union that it was exercising its option to terminate the TASC MSA and TOM MSA. As a result of the sales of Memorial Village and San Jacinto, as well as the termination of the TASC MSA and TOM MSA, we no longer have an ownership or management interest in any ambulatory surgery centers and, as such, we tested the remaining identifiable intangible assets related to the surgery centers from the IPS Merger at December 31, 2005. Based on the terminations of the TASC MSA and TOM MSA, as well as the sales of Memorial Village and San Jacinto, we determined that the management contracts associated with TASC and TOM were impaired and recorded an additional charge for impairment of intangible assets of $1,163,830 for the quarter ended December 31, 2005.

         As a result of the Sutter Settlement, which is described in Note 1. General - Description of Business - Practice Management Segment, we also recorded an additional $38,440 charge for impairment of intangible assets for the quarter ended December 31, 2005.

         As a result of the Dayton ICS litigation and the PSNW Settlement, which are described in Note 1. General - Description of Business - Practice Management Segment, we also recorded an additional $1,845,669 and 1,249,080 charge for impairment of intangible assets, respectively, for the quarter ended December 31, 2006.

         All of the charges for impairment of intangible assets are included in discontinued operations.

         In order to determine whether the goodwill recorded as a result of the IPS Merger was impaired at December 31, 2005, we compared the fair value of each ASC's assets to its net carrying value. As each of the ASCs was sold between October 1, 2005 and March 1, 2006, the fair value of each ASC was best determined by the purchase price of the assets. Since TASC and TOM were sold effective October 1, 2005, the balance sheet at September 30, 2005 was used to determine the fair value of its assets. Since the Memorial Village and San Jacinto transactions took place after year-end, the December 31, 2005 balance sheets were used to determine the carrying value of the assets of those entities. We determined that the fair value of each ASC was greater than the carrying value in each case and concluded that there was no impairment of goodwill at December 31, 2005. As a result of the sale of all of the entities related to our ambulatory surgery center business, we allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill of $3,489,055 for the quarter ended December 31, 2005. The charge for the write-down of goodwill was included in discontinued operations in 2005.

         Effective December 1, 2006, we purchased Rand for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of Rand at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. Following is a summary of the purchase price calculation, along with the resulting allocation of the fair value of Rand's historical net assets to identifiable intangible assets:



Purchase price includes:

 Cash, at closing          $7,200,000
 Stock, in escrow at
  closing                     600,000
 Liabilities assumed          223,224
 Transaction costs            738,071
                          ------------
   Total purchase price    $8,761,295
                          ============


Purchase price allocated as follows:                                                  As
                                          Historical NBV       Adjustments         Adjusted
                                       ------------------- ------------------ -----------------

 Cash                                   $         153,572                      $       153,572
 Accounts receivable                              593,208                              593,208
 Other current assets                              16,975                               16,975
                                       --------------------------------------------------------
 Total current assets                             763,755                              763,755

 Property and equipment                           114,375                              114,375
 Goodwill and identifiable intangible
  assets                                                           8,106,389         8,106,389
                                       --------------------------------------------------------
 Total assets                                     878,129          8,106,389         8,984,518

 Accounts payable and accruals                   (212,184)                            (212,184)
 Capital leases                                   (11,040)                             (11,040)
                                       --------------------------------------------------------
 Net assets acquired                    $         654,906   $      8,106,389   $     8,761,295
                                       ========================================================

         As of December 1, 2006, identifiable intangible assets and goodwill related to Rand were as follows:

Customer relationships                                               $2,790,634
 Non-compete agreement                                                  644,975
 Trained workforce (to be classified with goodwill for financial
  reporting purposes)                                                 1,017,592
 Goodwill                                                             3,653,188
                                                                    ------------
  Total                                                              $8,106,389
                                                                    ============

         Effective December 1, 2006, we purchased On Line for a combination of cash and notes. Since the consideration for this purchase transaction exceeded the fair value of the net assets of On Line at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. Following is a summary of the purchase price calculation, along with the resulting allocation of the fair value of On Line's historical net assets to identifiable intangible assets:

Purchase price includes:

 Cash, at closing            $          2,401,943
 Promissory note, at
  closing                                  75,000
 Liabilities assumed                      102,299
 Transaction costs                        190,710
                            ----------------------
   Total purchase price      $          2,769,952
                            ======================


Purchase price allocated as follows:                                          As
                                         Historical NBV    Adjustments     Adjusted
                                       ----------------- -------------- --------------

 Cash                                   $        10,249                  $     10,249
 Accounts receivable                            183,119                       183,119
 Other current assets                               448                           448
                                       -----------------------------------------------
 Total current assets                           193,816                       193,816

 Property and equipment                         127,328                       127,328
                                                              (197,082)
 Goodwill and identifiable intangible
  assets                                        197,082      2,551,108      2,551,108
                                       -----------------------------------------------
 Total assets                                   518,226      2,354,026      2,872,251

 Accounts payable and accruals                 (102,299)                     (102,299)
 Capital leases                                      --                            --
                                       -----------------------------------------------
 Net assets acquired                    $       415,926   $  2,354,026   $  2,769,952
                                       ===============================================

         As of December 1, 2006, identifiable intangible assets and goodwill related to On Line were as follows:

Customer relationships -
 contractual                                                       $   1,325,842
 Non-compete agreement                                                   360,736
 Trained workforce (to be classified with goodwill for financial
  reporting purposes)                                                    480,957
 Goodwill                                                                383,572
                                                                  --------------
   Total                                                           $   2,551,108
                                                                  ==============


         The changes in the carrying amount of intangible assets for the years ended December 31, 2005 and 2006 are as follows:


Balance, January 1, 2005                                      $      26,876,995
  Amortization expense                                               (2,566,891)
  Charge for impairment - TASC                                       (1,069,776)
  Charge for impairment - TOM                                        (1,999,666)
  Charge for impairment - Memorial Village                           (4,501,047)
  Charge for impairment - San Jacinto                                (2,761,084)
  Charge for impairment - Sutter                                        (38,440)
  Charge for impairment - Orion                                        (142,377)
                                                             -------------------
Balance, December 31, 2005                                    $      13,797,714
  Amortization expense                                               (1,481,723)
  Acquisition of Rand - intangible assets                             3,435,609
  Acquisition of On Line - intangible assets                          1,686,578
  Charge for impairment - Dayton ICS                                 (1,845,669)
  Charge for impairment - PSNW                                       (1,249,080)
                                                             -------------------
Balance, December 31, 2006                                    $      14,343,429
                                                             ===================

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows:

Balance, January 1, 2005                                                   $    5,373,645
  Charge for impairment - TASC                                                    (74,460)
  Charge for impairment - Memorial Village                                        (76,500)
  Charge for impairment - San Jacinto                                             (86,700)
  Charge for impairment - Orion                                                  (276,420)
  Purchase price adjustment - IPS Merger                                          900,876
  Purchase price adjustment - DCPS/MBS Merger                                     840,286
  Goodwill - Deferred tax benefit                                                (620,977)
  Goodwill - write-down related to discontinued operations                     (3,489,055)
                                                                           ---------------
Balance, December 31, 2005                                                      2,490,695
  Acquisition of Rand - goodwill                                                4,670,780
  Acquisition of On Line - goodwill                                               864,529
  Goodwill - write-down related to discontinued operations                       (210,701)
                                                                           ---------------
Balance, December 31, 2006                                                 $    7,815,303
                                                                           ===============

         Our amortizable identifiable intangible assets consist of the MSAs, client relationships, non-compete agreements, and acquired software, which are amortizable over periods of two to twenty-five years. Future annual amortization of our identifiable intangible assets for the next five years is as follows:


Fiscal year ending                                        Amount
--------------------------------------------------  ------------------
2007                                                $       2,122,325
2008                                                        2,107,294
2009                                                        1,924,934
2010                                                        1,533,416
2011                                                        1,522,666
                                                    ------------------
                                                    $       9,210,635
                                                    ==================

Note 4.  Earnings per Share

         Basic earnings per share are calculated on the basis of the weighted average number of shares of Class A Common Stock outstanding at year-end. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents which would arise from the exercise of stock options and warrants using the treasury stock method, conversion of debt and conversion of Class B Common Stock, Class C Common Stock and Class D Common Stock.


                                                For the Years Ended December 31,
                                                      2006             2005
                                                ---------------   --------------

Net loss                                         $  (4,128,218)    $(20,439,501)
Weighted average number of shares of Class A
 Common Stock outstanding for basic net loss
 per share                                          20,267,781       10,345,453
Dilutive stock options, warrants and
 restricted stock units                                     (a)              (a)
Convertible notes payable                                   (b)              (b)
Class B Common Stock                                        (c)              (c)
Class C Common Stock                                        (d)              (d)
Class D Common Stock                                        (e)              (e)
Weighted average number of shares of Class A
 Common Stock outstanding for diluted net
 loss per share                                     20,267,781       10,345,453
Net loss per share - Basic                       $       (0.20)    $      (1.98)
Net loss per share - Diluted                     $       (0.20)    $      (1.98)

         The following potentially dilutive securities are not included in the 2006 and 2005 calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share, because the effect would be anti-dilutive due to the net losses for the year:

a) 6,838,976 and 2,510,347 options, warrants and restricted stock units were outstanding at December 31, 2006 and 2005, respectively. (See Note 3. Acquisitions and Private Placement for information on warrants issued to Phoenix.)

b) $50,000 and $1,300,000 of notes were convertible into our Class A Common Stock at December 31, 2006 and 2005, respectively. Of the total, $50,000 was convertible into 430,000 and 244,927 shares of our Class A Common Stock at December 31, 2006 and 2005, respectively, based on a price equal to the lower of $2.50 or 75% of the average closing price for the 20 trading days immediately prior to the conversion date. The remaining $1,250,000 was convertible into 1,365,546 shares at December 31, 2005.

c) 0 and 10,448,470 shares of our Class B Common Stock were outstanding at December 31, 2006 and 2005, respectively. On December 1, 2006, we purchased all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital and retired them in accordance with the terms of our Third Amended and Restated Certificate of Incorporation. Also on December 1, 2006, in connection with the Private Placement, all of the other holders of our Class B Common Stock converted those shares into 67,742,350 shares of our Class A Common Stock. (See Note 3. Acquisitions and Private Placement.) The Class B Common Stock was convertible into 4.700108783239 shares of our Class A Common Stock at December 31, 2005

d) 0 and 1,437,572 shares of our Class C Common Stock were outstanding at December 31, 2006 and 2005, respectively. On December 1, 2006, in connection with the Private Placement, all of the holders of our Class C Common Stock converted those shares into 20,019,619 shares of our Class A Common Stock. (See Note 3. Acquisitions and Private Placement.) The Class C Common Stock was convertible into 9.705882352941 shares of our Class A Common Stock at December 31, 2005.

e) 24,658,955 and 0 shares of our Class D Common Stock were outstanding at December 31, 2006 and 2005, respectively. On December 1, 2006, pursuant to the Stock Purchase Agreement, Phoenix and Brantley IV purchased an aggregate of 24,658,955 shares of our Class D Common Stock for a total purchase price of $4,650,000. (See Note 3. Acquisitions and Private Placement.)

Note 5.  Long-Term Debt

         Long-term debt is as follows:

                                                                 12/31/2006        12/31/2005
                                                               --------------  ---------------
$4,500,000 senior note payable to a financial institution,
 bearing interest at the Prime Rate (8.25% at December 31,
 2006) plus 1.75%, interest payable monthly, principal
 payments monthly based on schedule, matures December 1,
 2010                                                           $  4,473,750    $          --

$2,000,000 senior revolving line of credit with a financial
 institution, bearing interest at the Prime Rate (8.25% at
 December 31, 2006) plus 1.75%, interest payable monthly,
 matures December 1, 2010                                          1,182,400               --

$10,000,000 senior acquisition line of credit with a
 financial institution, bearing interest at the Prime Rate
 (8.25% at December 31, 2006) plus 1.75%, interest payable
 monthly, principal payments monthly based on schedule,
 matures December 1, 2010                                                 --               --

Promissory notes payable to sellers of MBS, bearing interest at 9%, interest payable monthly or on demand, matures
 December 15, 2008                                                 1,714,336        1,000,000

$75,000 unsecured subordinated promissory note payable to
 the stockholders of OLA, bearing interest at 7%, interest
 payable monthly in arrears, principal payable February 1,
 2007                                                                 75,000               --

$3,350,000 senior subordinated promissory note payable to a
 related party, bearing interest at 12% plus 2% PIK,
 interest payable quarterly, principal due on December 1,
 2011                                                              3,077,267               --

Term loan payable to a financial institution, non-interest
 bearing, matures October 1, 2013                                  2,735,000        3,108,677

Convertible notes, bearing interest at 18%, interest payable
 monthly, convertible on demand                                       50,000           50,000

Insurance financing note payable, bearing interest at 5.25%,
 interest payable monthly                                            136,968               --

Working capital loan due to sellers of MBS, non-interest
 bearing, due on demand                                                   --          199,697

Revolving line of credit with a financial institution,
 bearing interest at 6.5%, interest payable monthly or on
 demand                                                                   --          778,006

$2,300,000 revolving line of credit, bearing interest at
 prime (8.25% at September 30, 2006) plus 6%, interest
 payable monthly, matured December 14, 2006                               --        1,703,277

Note payable due to a related party, bearing interest at 6%,
 interest payable monthly, matured November 24, 2005                      --           13,611

Convertible promissory notes due to a related party, bearing
 interest at 9%, matured November 30, 2006                                --        1,250,000
                                                               --------------  ---------------
Total                                                           $ 13,444,721    $   8,103,268
Less: current portion                                             (2,069,368)      (4,231,675)
                                                               --------------  ---------------
Total long-term debt                                            $ 11,375,353    $   3,871,593
                                                               ==============  ===============

         Future aggregate annual maturities of long-term debt are as follows:

Fiscal year ending                                        Amount
                                                    -----------------
    2007                                              $    2,069,368
    2008                                                   1,981,836
    2009                                                     765,000
    2010                                                   3,123,750
    2011 and beyond                                        5,504,767
                                                    -----------------
Total long-term debt                                      13,444,721
Less: current portion of long-term debt                   (2,069,368)
                                                    -----------------
Long-term debt, net of current portion                $   11,375,353
                                                    =================


Note 6.  Capital Lease Obligations

         We have entered into several leases for computer software and hardware. These leases are accounted for as capital leases. Future annual minimum lease payments are as follows:

 Fiscal year ending                                        Amount
                                                    ------------------
    2007                                             $        126,687
    2008                                                      120,281
    2009                                                       39,101
    2010                                                        9,056
    2011                                                        6,950
                                                    ------------------
Total future minimum lease payments                           302,075
  Less: Amounts representing interest                         (44,037)
                                                    ------------------
Present value of future minimum lease payments                258,038
  Less: Current portion of capital lease
   obligations                                               (103,004)
                                                    ------------------
Capital lease obligations, net of current portion    $        155,034
                                                    ==================

Note 7.  Operating Leases

         We lease our treatment facilities and corporate office space under operating leases that expire in various years through 2012. The leases provide for annual operating expense increases. Annual rental payments related to our facility leases totaled $1,715,278 and $1,998,300 for the years ended December 31, 2006 and 2005, respectively. Rental payments related to our principal office in Roswell, Georgia were offset by approximately $63,000 in rent payments received for the sublease between eClinicalWeb and us as a result of the IntegriMED Agreement in June 2005.

         Future annual base rental payments under these lease agreements are as follows:

Fiscal year ending                                     Amount
                                               -----------------------
    2007                                        $           1,593,796
    2008                                                    1,296,515
    2009                                                    1,204,722
    2010                                                      901,094
    2011                                                      464,944
Thereafter                                                    182,176
                                               -----------------------
Total future annual base rental payments(1)     $           5,643,247
                                               =======================

(1) This total includes base rental payments in the amount of $63,292 and $131,155 related to Dayton ICS and PSNW, respectively, which are included in discontinued operations as of December 31, 2006. (See Note 12. Discontinued Operations).

Note 8.  Related Party Transactions

         We entered into the Stockholders Agreement with Brantley III, Brantley IV and Brantley Capital, pursuant to which each of Brantley III, Brantley IV and Brantley Capital (i) is entitled to nominate one person to become a member of our board of directors and (ii) has agreed to cast all votes necessary to elect as members of our board of directors the three people who have been nominated by Brantley III, Brantley IV and Brantley Capital. In accordance with the Stockholders Agreement, Paul Cascio, Michael Finn and David Crane were nominated to be elected as directors at the last annual meeting.

         Paul H. Cascio and Michael J. Finn, each of whom is one of our directors, are general partners of the general partner of Brantley III and Brantley IV and limited partners of those funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P.

         Brantley IV and Phoenix Life Insurance Company own shares of our Class D Common Stock and Brantley III owns shares of our Class A Common Stock. By virtue of their affiliations with Brantley III and Brantley IV, Mr. Cascio and Mr. Finn may be deemed to have a pecuniary interest in the shares of Class D Common Stock held by Brantley IV and the shares of Class A Common Stock held by Brantley III.

         On December 1, 2006, we completed the Private Placement consisting of our issuance of (i) 15,909,003 shares of our newly created Class D Common Stock to Phoenix for a purchase price of $3,000,000 (ii) 8,749,952 shares of Class D Common Stock to Brantley IV for an purchase price of $1,650,000 and (iii) senior unsecured subordinated promissory notes due 2011 in the original principal amount of $3,350,000, bearing interest at an aggregate rate of 14% per annum, together with warrants to purchase 1,421,629 shares of our Class A Common Stock, to Phoenix for an aggregate purchase price of $3,350,000. As of December 31, 2006, Brantley IV and its affiliates owned 64,759,438 shares of our Class A Common Stock, 8,749,952 shares of our Class D Common Stock, and warrants to purchase 20,455 shares of our Class A Common Stock, all of which in the aggregate constituted 53.7% of our outstanding equity on an as-converted, fully-diluted basis. As of December 31, 2006, Phoenix owned 15,909,003 shares of our Class D Common Stock and warrants to purchase 1,421,629 shares of our Class A Common Stock which, in the aggregate, constituted 12.7% of our outstanding equity on an as-converted, fully-diluted basis.

         Brantley IV and Phoenix also received the right to register pursuant to a Registration Rights Agreement, dated as of December 1, 2006, by and among Orion, Brantley IV and Phoenix (the "Registration Rights Agreement") for all of the shares of Class A Common Stock issuable upon conversion of their shares of Class D Common Stock. Initially, this will be approximately 24,658,955 shares. Brantley IV and Phoenix and their permitted transferees will also have registration rights for any additional shares of Class A Common Stock (including Class A Common Stock into which other securities of Orion are convertible) issued to them. If the registration rights are exercised and the underlying shares are offered or sold, our stock price could decline.

         Pursuant to the Registration Rights Agreement, Brantley IV and Phoenix and/or their permitted transferees, holding in the aggregate at least 50 percent of the registrable shares have the right to request that we effect the registration on Form S-1 of shares of Class A Common Stock having an anticipated net aggregate offering price of at least $10,000,000. We are not required to effect any such registration within six months after the effective date of any such registration statement. Additionally, at any time we are eligible to file a registration statement on Form S-3, Brantley IV, Phoenix and/or their permitted transferees, may request that we effect the registration on Form S-3 of registrable shares having an anticipated net aggregate offering price of at least $1,000,000.

         At any time we otherwise propose to register any of its equity securities under the Securities Act, Brantley IV and Phoenix and/or their permitted transferees may request the registration of registrable shares. However, we are not obligated to effect any registration of shares incidental to the registration of our securities in connection with a Form S-8 or a Form S-4 relating to the acquisition or merger, by us or our subsidiaries, of or with any other business.

         As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT into a four year $16,500,000 senior secured credit facility with Wells Fargo consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital were released from guarantees that they had provided on our behalf in connection with the loan facility.

         Also on December 1, 2006 in connection with the consummation of the Private Placement and the execution of the Credit Agreement, the following actions were taken:

     o All of our remaining holders of Class B Common Stock and Class C Common Stock converted their shares into shares of our Class A Common Stock;

     o We purchased and retired all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital for an aggregate purchase price of $482,435;

     o We amended our certificate of incorporation to create the Class D Common Stock and eliminate the Class B Common Stock and Class C Common Stock;

     o Brantley IV converted the entire unpaid principal balance, and accrued but unpaid interest, of two convertible subordinated promissory notes in the original aggregate amount of $1,250,000 into shares of our Class A Common Stock;

     o We extended the maturity date and increased the interest rate on the DCPS/MBS Notes totaling in the aggregate $1,714,336 issued to certain of the former equity holders of the businesses we acquired in 2004 as part of the DCPS/MBS Merger, including two of our executive officers, Dennis Cain, CEO of MBS, and Tommy Smith, President and COO of MBS; and

     o We restructured certain unsecured notes issued to DVI and serviced by USBPS to reduce the outstanding balance from $3,750,000 to $2,750,000.

         On June 17, 2005, we granted an aggregate of 972,000 stock options to certain of our employees, officers, directors and former directors under our 2004 Incentive Plan, as amended, which included among the recipients: (1) Terrence L. Bauer, our director, President and Chief Executive Officer and a stockholder of ours; (2) Stephen H. Murdock, our Chief Financial Officer and Corporate Secretary, (3) Dennis M. Cain, CEO of MBS and a stockholder of ours,
(4) Tom M. Smith, President and COO of MBS and a stockholder of ours, (5) Joseph
M. Valley, Jr., our current director and a former director of IPS and (6) David Crane, our current director.

         On May 12, 2006, we granted an aggregate of 102,000 stock options to certain of our employees and directors under ou 2004 Incentive Plan, as amended, which included among the recipients: (1) Joseph M. Valley, Jr., our current director and a former director of IPS and (2) David Crane, our current director.

         On December 4, 2006, we granted an aggregate of 2.5 million stock options to certain of our employees, officers and directors under our 2004 Incentive Plan, as amended, which included among the recipients: (1) Terrence L. Bauer, our director, President and Chief Executive Officer and a stockholder of ours; (2) Stephen H. Murdock, our Chief Financial Officer and Corporate Secretary, (3) Joseph M. Valley, Jr., our current director and a former director of IPS and (4) David Crane, our current director.

         Effective December 15, 2004, we entered into an employment agreement with Keith G. LeBlanc, for the position of President of Orion. On November 8, 2005, we entered into a Separation Agreement and General Release (the "Separation Agreement") with Mr. LeBlanc terminating his employment with us effective as of October 31, 2005. Pursuant to the terms of the Separation Agreement, Mr. LeBlanc resigned his positions as President and a director of Orion and received a lump sum payment of $125,000. Mr. LeBlanc also received a lump sum payment, less applicable withholding, of $9,313 for accrued but unused paid time off, which represented 80.72 hours as of October 31, 2005. Mr. LeBlanc was retained as a consultant to Orion, on an independent contractor basis, to assist with certain transition matters in exchange for a payment of $215,000 to be paid in equal incremental payments through October 31, 2006. In addition, Mr. LeBlanc was entitled to receive an aggregate lump sum payment totaling $125,000 at the time of the closing of the sales by us of its Memorial Village and San Jacinto ambulatory surgery centers, assuming the terms of the sales were substantially the same as those set forth in the letters of intent for those sales. In lieu of this lump sum payment, Mr. LeBlanc began receiving payments totaling $125,000 in equal incremental payments commencing on November 1, 2006 and continuing through October 31, 2007. The vesting of the restricted stock units granted to Mr. LeBlanc on August 31, 2005 was accelerated to vest in equal parts on each of January 1, 2006 and January 1, 2007. On November 1, 2006, Mr. LeBlanc converted 125,000 restricted stock units, which represented the vested portion at that time, into shares of our Class A Common Stock. On January 5, 2007, Mr. LeBlanc converted the remaining 125,000 restricted stock units into shares of our Class A Common Stock. Likewise, warrants previously issued to Mr. LeBlanc were modified to vest in full and be exercisable until November 2013 at a price of $0.34 per share. In exchange for these benefits, the Separation Agreement included a general release of all claims by Mr. LeBlanc against us arising from his employment and a restriction on his ability to engage in certain activities competitive with us prior to November 1, 2007.

         Terrence L. Bauer entered into an employment agreement with Orion and became the Chief Executive Officer of Orion, reporting to its board of directors as of December 15, 2004. He has also served on our board of directors since December 15, 2004. In November 2005, Mr. Bauer was named President of Orion. As of December 31, 2006, Mr. Bauer owned 13,461 shares of our Class A Common Stock, options to purchase 1,700,000 shares of our Class A Common Stock, and 300,000 restricted stock units.

         Stephen H. Murdock, the former Chief Financial Officer of IPS, entered into an employment agreement to become Chief Financial Officer of Orion effective December 15, 2004. As of December 31, 2006, Mr. Murdock owned options purchase 1,000,000 shares of our Class A Common Stock and 200,000 restricted stock units.

         Dennis Cain entered into an employment agreement to become the Chief Executive Officer of MBS as of December 15, 2004. Pursuant to the DCPS/MBS Merger Agreement, he may have the authority to appoint a member to any advisory board established by our board of directors. As of December 31, 2006, Mr. Cain and his wife together owned, directly and indirectly, 10,503,944 shares of our Class A Common Stock and options to purchase 150,000 shares of our Class A Common Stock. On an as-converted, fully-diluted basis, Mr. Cain and his wife together owned, directly and indirectly, approximately 7.8% of our outstanding equity at December 31, 2006.

         Tom M. Smith entered into an employment agreement to become the President and Chief Operating Officer of MBS as of December 15, 2004. Pursuant to the DCPS/MBS Merger Agreement, he may have the authority to appoint a member to any advisory board established by our board of directors. As of December 31, 2006, Mr. Smith owned 8,483,363 shares of our Class A Common Stock and options to purchase 150,000 shares of our Class A Common Stock, the aggregate of which, on an as-converted, fully-diluted basis, constituted approximately 6.3% of our outstanding equity.

         We have entered into agreements to employ Messrs. Bauer, Murdock, Cain and Smith in the capacities described above. The initial term of each employment agreement is five years. The employment agreements provide that we may pay bonuses to the executives upon the attainment of objectives determined by the board of directors. By entering into these employment agreements, the executives agree not to disclose confidential information or engage in an activity that interferes with us until the second anniversary of (i) the end of the executive's employment agreement or (ii) termination of the executive's employment ("Non-Competition Period"). If an executive's employment is terminated without cause, the agreements provide for continuation of the executive's base salary until the expiration of the Non-Competition Period and a minimum bonus of 50% of the average of the bonus payments made to the executive in the two years immediately preceding the termination. All options would also vest at that time.

         Marvin I. Retsky, M.D. entered into an employment agreement to become the President of Rand as of December 1, 2006. As of December 31, 2006, Dr. Retsky owned 3,314,917 shares of our Class A Common Stock, which, on an as-converted, fully-diluted basis, constituted approximately 2.4% of our outstanding equity. The initial term of Dr. Retsky's employment agreement is three years. The employment agreement provides that we may pay a bonus to Dr. Retsky upon the attainment of objectives determined by the board of directors. By entering into the employment agreement, Dr. Retsky agrees not to disclose confidential information on engage in an activity that interferes with us during the Non-Competition Period. If Dr. Retsky's employment is terminated without cause, the agreement provides for continuation of his base salary until the expiration of the Non-Competition Period and the payment of any accrued bonus through the date of termination. All options would also vest at that time.

         As of December 31, 2006, our combined base annual salary commitments related to the employment agreements for our named executive officers totaled $2,715,000 through 2009.

Note 9.   Income Taxes

Our income tax provision consisted of the following:

Current:                                                        2006                    2005
                                                                ----                    ----
Federal                                                                   --                       --
State                                                                     --                       --
Deferred:
Federal                                                                   --                       --
State                                                                     --                       --
                                                         -------------------    ---------------------
Total income tax provision                                                --                       --
                                                         ===================    =====================


Significant components of net deferred tax assets and liabilities are as follows:

                                                                  Years Ended December 31,
                                                                2006                    2005
                                                                ----                    ----

Deferred tax liabilities:
Intangibles                                                   $ (3,134,153)            $ (2,839,193)
Accrual to cash conversion                                               --                       --
                                                         -------------------    ---------------------
Total deferred tax liabilities                                  (3,134,153)              (2,839,193)

Deferred tax assets:
Net operating loss - Federal and State                           11,314,464               10,842,488
Allowance for bad debts                                             369,076                  344,869
Stock options                                                        91,849                       --
Depreciation                                                        150,824                   22,400
Other                                                               197,328                    8,174
                                                         -------------------    ---------------------
Total deferred tax assets                                        12,123,541               11,217,931

Total net deferred tax assets                                     8,989,388                8,378,738
Valuation allowance                                             (8,989,388)              (8,378,738)
                                                         -------------------    ---------------------
Net deferred tax assets                                                 $--                     $ --
                                                         ===================    =====================

Based on uncertainties associated with the future realization of the deferred tax assets, we established a valuation allowance for the entire amount of net deferred tax assets of $8,989,388 and $8,378,738 as of December 31, 2006 and 2005, respectively. The 2006 increase in valuation allowance is due to the increase in deferred tax assets net of the tax effect of the impairment of intangibles.

A reconciliation from the statutory federal income tax rate to the income tax expense from continuing operations is as follows for the years ended December 31, 2006 and 2005:

                                                                2006                    2005
                                                                ----                    ----
Federal benefit at statutory rate                             $ (1,402,159)            $ (6,791,387)
State income tax benefit, net of
   Federal benefit at statutory rate                              (211,242)                (938,502)
Nondeductible write-offs and amortization
   of intangible assets                                          1,169,462                1,199,120
Other                                                             (166,710)                  21,203
Change in valuation allowance                                      610,649                6,509,566
                                                         -------------------    ---------------------
Tax expense (benefit)                                                  $--                      $--
                                                         ===================    =====================


At December 31, 2006, we had net operating loss carryforwards of approximately $29,577,000 (federal), which will begin to expire in the year 2011 and $29,580,000 (state), which began to expire in the year 2006. As a result of the acquisitions and restructurings, we have undergone an ownership change and the utilization of the tax net operating losses are subject to potential limitations pursuant to Internal Revenue Code Section 382. These limitations could reduce the amount of the net operating loss carryforwards utilized in the future. Furthermore, the ultimate utilization of the carryforwards is dependent upon the timing and extent of our future profitability. The annual limitations combined with the expiration date of the carryforwards may prevent the utilization of the carryforwards.

Note 10.  Segment Reporting

         The following table summarizes key financial information, by reportable segment, as of and for the years ended December 31, 2006 and 2005, respectively:

                                               For the Twelve Months Ended December 31, 2006
                                            ---------------------------------------------------
                                                  RCM              PM               Total
                                            ---------------  ---------------  -----------------

Net operating revenues                         $10,305,611      $12,693,325        $22,998,936
Income from continuing operations                  596,246          828,135          1,424,381
Depreciation and amortization                    1,215,730          443,327          1,659,057
Total assets                                    21,801,248        4,678,630         26,479,878

                                               For the Twelve Months Ended December 31, 2005
                                            ---------------------------------------------------
                                                  RCM              PM               Total
                                            ---------------  ---------------  -----------------

Net operating revenues                          $9,979,232      $12,469,828        $22,449,060
Income from continuing operations                  548,571          891,225          1,439,796
Depreciation and amortization                    1,148,173          440,036          1,588,209
Total assets                                    10,532,449        5,117,745         15,650,194

         The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2006 and 2005, respectively:

                                                        Twelve Months Ended
                                                            December 31,
                                                        2006             2005
                                                  ---------------  ---------------
Net operating revenues:
      Total net operating revenues for
       reportable segments                         $  22,998,936    $  22,449,060
      Corporate revenue                                  402,488          395,691
                                                  ---------------  ---------------
         Total consolidated net operating
          revenues                                 $  23,401,424    $  22,844,751
                                                  ===============  ===============
Income (loss) from continuing operations:
      Total income from continuing operations
       for reportable segments                     $   1,424,382    $   1,439,796
      Extraordinary gain                               1,006,164                -
      Corporate overhead                              (4,494,303)      (7,320,926)
                                                  ---------------  ---------------
         Total consolidated income (loss) from
          continuing operations                    $  (2,063,758)   $  (5,881,130)
                                                  ===============  ===============
Depreciation and amortization:
      Total depreciation and amortization for
       reportable segments                         $   1,659,057    $   1,588,209
      Corporate depreciation and amortization             73,001        1,206,802
                                                  ---------------  ---------------
         Total consolidated depreciation and
          amortization                             $   1,732,058    $   2,795,011
                                                  ===============  ===============
Total assets:
      Total assets for reportable segments         $  26,479,878    $  15,650,194
      Corporate assets                                 2,766,600        1,870,265
      Assets held for sale or related to
       discontinued operations (1)                       936,719        4,597,311
                                                  ---------------  ---------------
         Total consolidated assets                 $  30,183,197    $  22,117,770
                                                  ===============  ===============

Note 11.  Discontinued Operations

         Bellaire SurgiCare. As of the closing of the 2004 Mergers, our management expected the case volumes at Bellaire SurgiCare to improve in 2005. However, by the end of February 2005, we determined that the expected case volume increases were not going to be realized. On March 1, 2005, we closed Bellaire SurgiCare and consolidated its operations with the operations of Memorial Village. We tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to close Bellaire SurgiCare and the resulting impairment of the joint venture interest and management contracts related to the surgery centers, we recorded a charge for impairment of intangible assets of $4,090,555 for the year ended December 31, 2004. We also recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $163,049 for the quarter ended March 31, 2005. There were no operations for this component after March 31, 2005.

         CARDC. On April 1, 2005, IPS entered into the CARDC Settlement with Dr. Chipps and CARDC to settle disputes as to the existence and enforceability of certain contractual obligations. As part of the CARDC Settlement, Dr. Chipps, CARDC, and IPS agreed that CARDC would purchase the assets owned by IPS and used in connection with CARDC, in exchange for termination of the MSA between IPS and CARDC. Additionally, among other provisions, after April 1, 2005, Dr. Chipps, CARDC and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of the CARDC dispute, we recorded a charge for impairment of intangible assets related to CARDC of $704,927 for the year ended December 31, 2004. We also recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $506,625 for the quarter ended March 31, 2005. For the quarter ended June 30, 2005, we reduced the gain on disposal of this discontinued component by $238,333 as the result of post-settlement adjustments related to the reconciliation of balance sheet accounts. There were no operations for this component in our financial statements after March 31, 2005.

         IntegriMED. On June 7, 2005, InPhySys, Inc. executed the IntegriMED Agreement with eClinicalWeb to sell substantially all of the assets of IntegriMED. As a result of this transaction, we recorded a loss on disposal of this discontinued component of $47,101 for the quarter ended June 30, 2005. There were no operations for this component in our financial statements after June 30, 2005.

         TASC and TOM. On June 13, 2005, we announced that we had accepted an offer to purchase our interests in TASC and TOM in Dover, Ohio. On September 30, 2005, we executed purchase agreements to sell our 51% ownership interest in TASC and our 41% ownership interest in TOM to Union. Additionally, as part of the transactions, TASC, as the sole member of TASC Anesthesia, executed an Asset Purchase Agreement to sell certain assets of TASC Anesthesia to Union. The limited partners of TASC and TOM also sold a certain number of their units to Union such that at the closing of these transactions, Union owned 70% of the ownership interests in TASC and TOM. We no longer have an ownership interest in TASC, TOM or TASC Anesthesia. As a result of these transactions, as well as the uncertainty of future cash flows related to our surgery center business, we determined that the joint venture interests associated with TASC and TOM were impaired and recorded a charge for impairment of intangible assets related to TASC and TOM of $2,122,445 for the three months ended June 30, 2005. Also as a result of these transactions, we recorded a gain on disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $1,357,712 for the quarter ended December 31, 2005. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to TASC and TOM totaling $789,173 for the quarter ended December 31, 2005, which reduced the gain on disposal. In early 2006, we were notified by Union that it was exercising its option to terminate the management services agreements of TOM and TASC as of March 12, 2006 and April 3, 2006, respectively. As a result, we recorded a charge for impairment of intangible assets of $1,021,457 for the three months ended December 31, 2005 related to the TASC and TOM management services agreements. There were no operations for this component in the Company's financial statements after September 30, 2005.

         Sutter. On October 31, 2005, IPS executed the Sutter Settlement with Dr. Sutter to settle disputes that had arisen between IPS and Dr. Sutter and to avoid the risk and expense of litigation. As part of the Sutter Settlement, Dr. Sutter and IPS agreed that Dr. Sutter would purchase the assets owned by IPS and used in connection with Dr. Sutter's practice, in exchange for termination of the related MSA. Additionally, among other provisions, after October 31, 2005, Dr. Sutter and IPS have been released from any further obligation to each other arising from any previous agreement. As a result of this transaction, we recorded a loss on disposal of this discontinued component (in addition to the charge for impairment of intangible assets of $38,440 recorded in the fourth quarter of 2005) of $279 for the quarter ended December 31, 2005. There were no operations for this component in the Company's financial statements after October 31, 2005.

         Memorial Village. As a result of the uncertainty of future cash flows related to our surgery center business as well as the transactions related to TASC and TOM, we determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, we decided that, as a result of ongoing losses at Memorial Village, it would need to either find a buyer for our equity interests in Memorial Village or close the facility. In preparation for this pending transaction, we tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to our surgery center business, we recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the "Memorial Agreement") for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of Orion. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, we recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

         San Jacinto. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of Orion, and was not consolidated in our financial statements. As a result of this transaction, we recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. As a result of the uncertainty of future cash flows related to the surgery center business, and in conjunction with the transactions related to TASC and TOM, we determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. We also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

         Dayton ICS. IPS is party to the Dayton MSA with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of DICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for Dayton ICS for the quarter ended December 31, 2006.

         PSNW. IPS is party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which is the anticipated closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS will be released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively, and the assets and liabilities of PSNW are reflected as `assets held for sale' and `liabilities held for sale' on our consolidated balance sheet at December 31, 2006. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center business, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, for Bellaire SurgiCare, TASC and TOM and Memorial Village. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $61,039 for the year ended December 31, 2006. For the twelve months ended December 31, 2005, we generated management fee revenue of $407,595 and net minority interest losses totaling $50,529. For the quarters ended June 30, 2005 and December 31, 2005, we recorded a charge for impairment of intangible assets of $276,420 and $142,377, respectively, related to trained work force and non-compete agreements affected by the surgery center operations we discontinued in 2005 and early 2006.

         The following table contains selected financial information regarding our discontinued operations for the years ended December 31, 2006 and 2005:

                                                               2006             2005
                                                          --------------  ---------------

Net operating revenues from discontinued operations        $  6,359,176    $  12,115,531
Total expenses from discontinued operations                   5,997,274       13,992,749
                                                          --------------  ---------------
Income (loss) from discontinued operations                      361,902       (1,877,218)
    Loss on disposal of discontinued operations              (2,426,362)     (12,681,153)
                                                          --------------  ---------------
Net loss from discontinued operations                      $ (2,064,460)   $ (14,558,371)
                                                          ==============  ===============

Note 12.  Warrants and Options

Transactions with Other Than Employees
--------------------------------------

         We account for equity instruments issued to non-employees based on the fair value of the equity instruments issued.

         In 2006, we issued warrants as follows:
   Number of          Exercise            Expiration            In connection
     Shares            Price                 Date                    with
----------------    -----------      ---------------------    ------------------
   1,421,629           $0.01           December 1, 2011        Private Placement


         In 2005, we did not issue any warrants.

The following table contains information regarding warrants for the years ended December 31, 2006 and 2005, respectively:


                                 -------------------------------  --------------------------------
                                              2006                             2005
                                 -------------------------------  --------------------------------
                                    Warrants     Price per Share    Warrants      Price per Share
                                 --------------  ---------------  -------------  -----------------

Outstanding on January 1               879,732    $0.01 - 20.00        884,732    $  0.01 - 20.00

Issued                               1,421,629    $        0.01             --

Exercised                                   --                              --

Cancelled                                   --                          (5,000)   $         10.00

                                 --------------                   -------------
Outstanding on December 31           2,301,361    $0.01 - 20.00        879,732    $  0.01 - 20.00
                                 ==============                   =============

Weighted average exercise price   $       1.45                     $      3.79

Weighted average fair value of
 warrants granted during the
 year                             $    277,356                              --

Weighted average remaining life
 of warrants at December 31         4.69 years                      4.32 years

         The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following weighted average assumptions:


                                            2006             2005
                                       --------------   --------------
Risk-free interest rate                    3.76%             N/A
Expected life                            5.0 years           N/A
Expected dividends                          None             N/A
Expected volatility                         265%             N/A

Transactions with Employees and Directors
-----------------------------------------

         Prior to January 1, 2006, we accounted for equity grants under APB 25 and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

         In October 2001, we established a stock option plan, which authorized 140,000 shares of common stock to be made available through an incentive program for employees. The options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. The options have a ten-year term. There are no options outstanding under this plan.

         On September 7 2004, our board of directors adopted the 2004 Incentive Plan, which initially provided for the grant of stock incentive awards for up to
2.2 million shares of our Class A Common Stock. On June 1, 2005, we executed Amendment No. 1 to our 2004 Incentive Plan to include restricted stock units as permissible awards to be issued under the plan. On December 1, 2006, Amendment No. 2 to our 2004 Incentive Plan was effective. This amendment provides for (i) an increase in the number of shares of our Class A Common Stock available for grants under the 2004 Incentive Plan from 2,200,000 shares to 13,450,782 (an increase of 11,250,582 shares), and (ii) an increase of the maximum number of shares that can be granted to a participant in any calendar year from 1,000,000 to 3,000,000 shares. This amendment was approved by our stockholders at the special meeting of the stockholders held on November 27, 2006 but was not effective until the closing of the transactions contemplated under the Private Placement Agreements, which are described more fully in Note 3. Acquisitions and Private Placement, and the filing of our Third Amended and Restated Certificate of Incorporation which occurred on December 1, 2006.

         On June 17, 2005, we granted 1,357,000 stock options to certain of our employees, officers, directors and former directors under our 2004 Incentive Plan, as amended. In the third quarter of 2005, stock options totaling 360,000 to certain employees were cancelled as a result of staff reductions related to the consolidation of corporate functions duplicated at our Houston, Texas and Roswell, Georgia facilities. On May 12, 2006, we granted 102,000 stock options to certain of our employees and directors under our 2004 Incentive Plan, as amended. On December 4, 2006, we granted 2,500,000 stock options to certain of our employees, officers and directors under our 2004 Incentive Plan, as amended.

         On August 31, 2005, we granted 650,000 restricted stock units to certain of our officers under our 2004 Incentive Plan, as amended.
         The purpose of the 2004 Incentive Plan is to advance our interests by providing for the grant to participants of stock-based and other incentive awards

         The following table contains information regarding options and restricted stock units for the years ended December 31, 2006 and 2005, respectively:

                              -------------------------------    ---------------------------------
                                           2006                                2005
                              -------------------------------    ---------------------------------
                               Options and                         Options and
                                Restricted                          Restricted
                                Stock Units   Price per Share       Stock Units    Price per Share
                              --------------  ---------------    ----------------  ---------------

Outstanding on January 1          1,625,615    $0.84 - 20.05               5,109    $       20.50

Issued                            2,602,000    $0.18 - $0.47           2,007,000    $0.84 - 20.50

Exercised                          (125,000)              --                  --

Forfeited                           (18,615)   $0.84 - 20.50            (386,494)   $0.84 - 20.50

                              --------------                     ----------------
Outstanding on December 31        4,084,000    $0.18 - 0.84            1,625,615    $0.84 - 20.50
                              ==============                     ================

Exercisable on December 31          312,000                                3,615
                              ==============                     ================

Weighted average exercise
 price

    Outstanding                  $     0.32                           $     0.55
    Exercisable                  $     0.84                           $    20.50

Weighted average remaining
 life at December 31

    Outstanding                  8.30 years                           5.67 years
    Exercisable                  8.47 years                           5.76 years

Note 13.  401(k) Plan

         IPS has an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to the dollar limitation as defined by the IRS for the taxable year. On discretionary basis, IPS may match up to 100% of the non-highly compensated employee's deferrals, as long as the total of the employee's deferrals and employer match contribution combined do not exceed 25% of their income. The amount of any employer matching contribution or maximum contribution cap shall be determined annually on a location-by-location basis. IPS's contributions vest 33 1/3% after 2 years of service, 66 2/3% after 3 years of service, and 100% after 4 years of service. IPS contributed approximately $20,077 and $61,346 in match contributions in 2006 and 2005, respectively.

         In 2005, SurgiCare had an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. Participants are permitted to defer compensation up to the dollar limitation as defined by the IRS for the taxable year. On a discretionary basis, we could make a match equal to a uniform percentage of the employees' salary deferrals that did not exceed 3% of the employees' compensation. SurgiCare's contributions vest 20% after one year of service and 20% each year thereafter, being fully vested after five years of service. SurgiCare did not make a matching contribution to the plan in 2005.

         In 2004, MBS had an employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees. This plan is a "safe harbor 401(k) plan, which means that MBS can make a safe harbor contribution equal to 100% of each employee deferral that does not exceed 3% of the employee's compensation plus 50% of employee salary deferrals between 3% and 5% of the employee's compensation. This safe harbor matching contribution is fully vested and is referred to as a basic matching contribution. Participants are permitted to defer compensation up to the dollar limitation as defined by the IRS for the taxable year. MBS may make a matching contribution equal to a uniform percentage of the employees' salary deferrals, which percentage would be determined each year. On a discretionary basis, MBS may make a profit sharing contribution. MBS's contributions vest 20% after two years of service, and 20% each year thereafter, being fully vested after six years of service. MBS did not make a matching contribution or profit sharing contribution to the plan during 2004. Concurrent with the DCPS/MBS Merger, the assets of MBS's employee benefit plan were frozen. Effective in March 2005, all eligible MBS employees were transferred to SurgiCare's employee benefit plan.

         Effective January 1, 2006, the assets of the employee benefits plans of IPS, SurgiCare and MBS were liquidated and transferred into one employee benefit plan under Section 401(k) of the Internal Revenue Code for all eligible employees of Orion HealthCorp, Inc.

Note 14.  Litigation

         On July 12, 2005, we were named as a defendant in a suit entitled American International Industries, Inc. ("AII") vs. Orion HealthCorp, Inc. (previously known as SurgiCare, Inc.), Keith G. LeBlanc, Paul Cascio, Brantley Capital Corporation, Brantley Venture Partners III, L.P., Brantley Partners IV, L.P. (collectively, "the Named Defendants") and UHY Mann Frankfort Stein & Lipp CPAs, LLP ("UHY Mann") in the 80th Judicial District Court of Harris County, Texas, Cause No. 2005-44326. The case involved allegations that we made material and intentional misrepresentations regarding the financial condition of the parties to the acquisition and restructuring transactions effected on December 15, 2004 for the purpose of inducing AII to convert its SurgiCare Class AA convertible preferred stock into shares of our Class A Common Stock. AII asserted that the value of its Class A Common Stock of Orion had fallen as a direct result of the alleged material misrepresentations by us. AII was seeking an aggregate of $7,600,000 in damages (actual damages of $3,800,000 and punitive damages of $3,800,000), and rescission of the agreement to convert the SurgiCare Class AA convertible preferred stock into our Class A Common Stock.

         On September 8, 2006, we entered into a Settlement Agreement with a Joint and Mutual Release and Indemnity Agreement (the "AII Settlement Agreement") in which the claims by AII against the Named Defendants were fully settled as to all claims, with complete mutual releases for all of the Named Defendants and AII. Under the terms of the AII Settlement Agreement, AII received $750,000, paid primarily by various insurance carriers of the Named Defendants, forty-five days from the execution of the AII Settlement Agreement. As part of the AII Settlement Agreement, the Named Defendants vigorously denied any liability and AII acknowledged the highly disputed nature of its claims against the Named Defendants. Both the Named Defendants and AII acknowledged that the AII Settlement Agreement was made as a compromise to avoid further expense and to terminate for all time the controversy underlying the lawsuit.

         IPS is party to the Dayton MSA with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. On November 28, 2006, we were named as a defendant in a suit entitled Dayton Infant Care Specialists, Corp. vs. Integrated Physician Solutions, Inc., et al. in the United States District Court of the Southern District of Ohio, Western Division, Case No. 3:06-cv-00374, in which Dayton ICS was seeking certain injunctive relief ordering that certain funds derived from accounts receivable and held in a lockbox be released to Dayton ICS. On November 29, 2006, the Court denied Dayton ICS's motion for a temporary restraining order. There is an arbitration clause in the Dayton MSA. IPS asserts that Dayton ICS waived arbitration and, therefore, has filed a counterclaim against Dayton ICS for breach of contract and other causes of action. Also on November 29, 2006, IPS filed a suit entitled Integrated Physician Solutions, Inc. vs. Don T. Granger, M.D., et al. in the United States District Court of the Southern District of Ohio, Western Division, Case No 3:06-cv-00377 against the shareholder of Dayton ICS and physicians who are under employment agreements with Dayton ICS stating various claims arising out of their involvement with the termination of the business. Certain of the employees have filed a motion to dismiss the counterclaim against them. Both cases are assigned to the same judge in the Western Division of the United States District Court of the Southern District of Ohio and may be consolidated. Trial dates have been scheduled for both cases in July 2008.

         IPS is party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which is the anticipated closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS will be released from any further obligation to each other from any previous agreement.

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

Note 15.  Commitments

         Effective December 15, 2004, we entered into employment agreements with key executives. The initial terms of the agreements are five years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive two-year terms.

         Additionally, on November 9, 2005, the Company announced that Keith G. LeBlanc had resigned his position as president and director of the Company to pursue other interests. Mr. LeBlanc will remain as a consultant to the Company for a period of twelve months. The Company and Mr. LeBlanc executed the Separation Agreement governing Mr. LeBlanc's separation benefits and consulting agreement. Salaries and benefits expense in 2005 included an accrual of $484,520 for separation benefits related to the Separation Agreement.

         Effective December 1, 2006, we entered into an employment agreement with a key executive of Rand. The initial term of the Rand employment agreement is three years, with automatic renewal at the end of the initial term and each successive renewal term thereafter for successive one-year terms.

         If the key executives are terminated without cause, the agreement provides for, among other things, a continuation of base salary through and until the end of the non-competition period, which for purposes of the employment agreement shall mean the period during the term of employment and thereafter until the second anniversary of the date of termination of the key executive's employment with us. All equity incentives, including stock options, warrants and restricted stock units, would also vest at that time. As of December 31, 2006, our combined base annual salary commitments related to the employment agreements totaled $2,715,000 through 2009.

Note 16.  Subsequent Events

         On February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which is the anticipated closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS will be released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as 'income from operations of discontinued components' for the twelve months ended December 31, 2006 and 2005, respectively, and the assets and liabilities of PSNW are reflected as 'assets held for sale' and 'liabilities held for sale' on our consolidated balance sheet at December 31, 2006.



                                  Exhibit Index

     Exhibit No.   Description
     -----------   -----------
           2.1     Asset Purchase Agreement, dated as of June 6, 2005, by and between InPhySys, Inc. (f/k/a
                   IntegriMED, Inc.) and eClinicalWeb, LLC.  (Incorporated by reference to Exhibit 2.1 of the
                   Company's Current Report on Form 8-K filed on June 13, 2005) **
           2.2     Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Ambulatory Surgery
                   Center, L.L.C., Orion HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Ambulatory Surgery Center, L.L.C., and Union Hospital.  (Incorporated by
                   reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 7, 2005) **
           2.3     Asset Purchase Agreement, dated as of September 30, 2005, by and between Union Hospital and TASC
                   Anesthesia, L.L.C. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on
                   Form 8-K filed on October 7, 2005) **
           2.4     Purchase Agreement, dated as of September 30, 2005, by and among Tuscarawas Open MRI, L.P., Orion
                   HealthCorp, Inc., each of the individuals holding a minority equity interest in Tuscarawas Open
                   MRI, L.P., and Union Hospital.  (Incorporated by reference to Exhibit 2.3 of the Company's
                   Current Report on Form 8-K filed on October 7, 2005) **
           2.5     Asset Purchase Agreement, dated as of February 8, 2006, between and among SurgiCare Memorial
                   Village, L.P. and First Surgical Memorial Village, L.P., joined herein by Orion HealthCorp, Inc.
                   (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on
                   February 14, 2006) **
           2.6     Asset Purchase Agreement, dated as of March 1, 2006, between and among San Jacinto Methodist
                   Hospital and San Jacinto Surgery Center, Ltd., joined herein by Orion HealthCorp, Inc.
                   (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on
                   March 6, 2006) **
           2.7     Stock Purchase Agreement, dated as of September 8, 2006, by and among Orion HealthCorp, Inc.,
                   Rand Medical Billing, Inc. and the stockholder of Rand Medical Billing, Inc.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 11,
                   2006) **
           2.8     Stock Purchase Agreement, dated as of September 8, 2006, by and among Orion HealthCorp, Inc., On
                   Line Alternatives, Inc., On Line Payroll Services, Inc., and the shareholders of On Line
                   Alternatives, Inc. and On Line Payroll Services, Inc.  (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 11, 2006) **
           3.1     Amended and Restated By-Laws of Orion HealthCorp, Inc.  (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on December 21, 2004)
           3.2     Third Amended and Restated Certificate of Incorporation of Orion HealthCorp, Inc.  (Incorporated
                   by reference Exhibit 3.1 of the Company's Current Report on Form 8-K filed on December 7, 2006)
           4.1     Form of Certificate of Class A Common Stock of Orion HealthCorp, Inc.  (Incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A filed on December 15, 2004)
          10.1     Warrant, dated December 15, 2004, issued to Brantley Partners IV, L.P. by Orion HealthCorp, Inc.
                   (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on
                   December 21, 2004)
          10.2     Warrant, dated December 15, 2004, issued to Brantley Capital Corporation by Orion HealthCorp, Inc.
                   (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on
                   December 21, 2004)
          10.3     Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Terrence L.
                   Bauer.  (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K
                   filed on December 21, 2004) *
          10.4     Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Keith G.
                   LeBlanc.  (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K
                   filed on December 21, 2004) *
          10.5     Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc. and Stephen H.
                   Murdock.  (Incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K
                   filed on December 21, 2004) *
          10.6     Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing
                   Services, Inc. and Dennis Cain.  (Incorporated by reference to Exhibit 10.11 of the Company's
                   Current Report on Form 8-K filed on December 21, 2004) *
          10.7     Employment Agreement, dated December 15, 2004, between Orion HealthCorp, Inc., Medical Billing
                   Services, Inc. and Tom M. Smith.  (Incorporated by reference to Exhibit 10.12 of the Company's
                   Current Report on Form 8-K filed on December 21, 2004) *



          10.8     Registration Rights Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc. and the investors set forth on Schedule I thereto.  (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K filed on December 21, 2004)
          10.9     Stockholders Agreement dated December 15, 2004, by and among Orion HealthCorp, Inc., Brantley
                   Venture Partners III, L.P., Brantley Venture Partners IV, L.P. and Brantley Capital Corporation.
                   (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K filed on
                   December 21, 2004)
         10.10     Orion HealthCorp, Inc. 2004 Incentive Plan.  (Incorporated by reference to Exhibit 10.19 of the
                   Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 28,
                   2005) *
         10.11     Amendment No. 1 to Orion HealthCorp, Inc. 2004 Incentive Plan, dated as of June 1, 2005.
                   (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the quarter ended
                   June 30, 2005 filed on August 12, 2005) *
         10.12     Form of Orion HealthCorp, Inc. Stock Option Agreement (Incentive Stock Option), dated as of June
                   17, 2005.  (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-QSB for the
                   quarter ended June 30, 2005 filed on August 12, 2005) *
         10.13     Separation Agreement and General Release, dated as of November 8, 2005, by and between Orion
                   HealthCorp, Inc. and Keith G. LeBlanc.  (Incorporated by reference to Exhibit 10.8 of the
                   Company's Form 10-QSB for the quarter ended September 30, 2005 filed on November 14, 2005) *
         10.14     Stock Purchase Agreement, dated as of September 8, 2006, by and among Orion HealthCorp, Inc.,
                   Phoenix Life Insurance Company and Brantley Partners IV, L.P.  (Incorporated by reference to
                   Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 11, 2006) *
         10.15     Note Purchase Agreement, dated as of September 8, 2006, by and between Orion HealthCorp, Inc. and
                   Phoenix Life Insurance Company.  (Incorporated by reference to Exhibit 10.4 of the Company's
                   Current Report on Form 8-K filed on September 11, 2006) **
         10.16     Stock Purchase Agreement, dated as of September 8, 2006, by and between Orion HealthCorp, Inc.
                   and Brantley Capital Corporation.  (Incorporated by reference to Exhibit 10.5 of the Company's
                   Current Report on Form 8-K filed on September 11, 2006) **
         10.17     Settlement Agreement with a Joint and Mutual Release and Indemnity Agreement, dated as of
                   September 8, 2006, by and among American International Industries, Inc., International
                   Diversified Corporation, Ltd. and Daniel Dror II as Claimants and Orion HealthCorp, Inc.,
                   Brantley Capital Corporation, Brantley Venture Partners III, L.P., Brantley Partners IV, L.P.,
                   Keith G. LeBlanc and Paul Cascio as Defendants.  (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 14, 2006)
         10.18     First Amendment to Note Purchase Agreement, dated as of December 1, 2006, by and between Orion
                   HealthCorp, Inc. and Phoenix Life Insurance Company.
         10.19     Registration Rights Agreement, dated as of December 1, 2006, by and among Orion HealthCorp, Inc.,
                   Brantley Partners IV, L.P. and Phoenix Life Insurance Company.
         10.20     Warrant, dated December 1, 2006, issued to Phoenix Life Insurance Company by Orion HealthCorp, Inc.
         10.21     Credit Agreement, dated as of December 1, 2006, by and among Orion HealthCorp, Inc., each of the subsidiaries identified therein, each of the Lenders identified therein and Wells Fargo Foothill,
                   Inc., as its Arranger and Administrator Agent and Lender. (Incorporated by reference to Exhibit
                   10.1 of the Company's Current Report on Form 8-K filed on December 7, 2006) **
         10.22     Security Agreement, dated as of December 1, 2006, among Orion HealthCorp, Inc. and the other grantors identified therein and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit
                   10.2 of the Company's Current Report on Form 8-K filed on December 7, 2006) **
         10.23     Amendment No. 2 to the Orion HealthCorp, Inc. 2004 Incentive Plan.  (Incorporated by reference to
                   Exhibit 10.3 of the Company's Current Report on Form 8-K filed on December 7, 2006)
         10.24     Amendment No. 1, dated as of December 1, 2006, to the Stock Purchase Agreement, dated as of
                   September 8, 2006, by and among Orion HealthCorp, Inc., Rand Medical Billing, Inc. and the
                   stockholder of Rand Medical Billing, Inc.  (Incorporated by reference to Exhibit 10.5 of the
                   Company's Current Report on Form 8-K filed on December 7, 2006) **
         10.25     Forms of Amended and Restated Promissory Notes, dated as of December 1, 2006, by and between
                   Orion HealthCorp, Inc. and DCPS Sellers and MBS Sellers.  (Incorporated by reference to Exhibit
                   10.10 of the Company's Current Report on Form 8-K filed on December 7, 2006)
         10.25     Restructured Loan Agreement, dated as of December 1, 2006, by and between Orion HealthCorp, Inc.
                   and Lyon Financial Services, Inc. dba U.S. Bank Portfolio Services, as successor servicer for DVI
                   Financial Services, Inc.  (Incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2006) **



            21     List of Subsidiaries of Orion HealthCorp, Inc.
            23     Consent of UHY, LLP
          24.1     Power of Attorney (See Signatures on page 37)
          31.1     Rule 13a-14(a)/15d-14(a) Certification
          31.2     Rule 13a-14(a)/15d-14(a) Certification
          32.1     Section 1350 Certification
          32.2     Section 1350 Certification

           *  Indicates executive compensation plan or arrangement.
           ** Pursuant to Item 601(b)(2) of Regulation S-B, certain exhibits and schedules have been omitted from this filing. We agree to furnish to the Securities and Exchange Commission on a supplemental basis a copy of any omitted exhibit or schedule.
