Form 10QSB
period 2007-03-31
ORION HEALTHCORP INC
filed 2007-05-14
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                         WHICH REGISTERED
------------------------------------------------    ----------------------------
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

As of May 14, 2007, 105,504,032 shares of the registrant's Class A Common Stock, par value $0.001, were outstanding and 24,658,955 shares of the registrant's Class D Common Stock, par value $0.001, were outstanding.


Transitional Small Business Disclosure Format    Yes |_|  No |X|

                             ORION HEALTHCORP, INC.
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended March 31, 2007

                                TABLE OF CONTENTS

Item Number                                                                                              Page Number
-----------------                                                                                       --------------
                         PART I - FINANCIAL INFORMATION
1.    Financial Statements                                                                                      3

2.    Management's Discussion and Analysis or Plan of Operation                                                 3

3.    Controls and Procedures                                                                                  17

                           PART II - OTHER INFORMATION

2.    Unregistered Sales of Equity Securities and Use of Proceeds                                              18

6.    Exhibits                                                                                                 18
      SIGNATURES                                                                                               20
      UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                                                   F-1
      INDEX OF EXHIBITS                                                                                        38

         The following text is qualified in its entirety by reference to the more detailed information and unaudited consolidated condensed financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-QSB. Unless otherwise indicated, the terms "we," "us" and "our" refer to Orion HealthCorp, Inc. ("Orion" or the "Company") and its consolidated subsidiaries.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act," and collectively, with the Securities Act, the "Acts") as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Any statements other than statements of historical fact included in this Quarterly Report on Form 10-QSB, including without limitation, statements under the caption "Management's Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and plans and objectives for future performance are deemed to be forward-looking statements. Forward-looking statements include statements preceded by, followed by or including the words "may," "will," "would," "could," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. In particular, these include statements relating to our future actions, future performance or results of current and anticipated services, expenses and financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning our operations, future results, and prospects described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Any number of factors could affect future operations, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, the loss of major customers, increases in labor and employee benefit costs, increases in interest rates on our indebtedness as well as general market conditions, competition and pricing, and our ability to successfully implement our business strategies and integrate acquisitions, including the expense and impact of any potential acquisitions and the ability to obtain necessary approvals and financing. You are also advised to consult the risk factors set forth in Item 6. Management's Discussion and Analysis or Plan of Operations of our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 2, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Our unaudited consolidated condensed financial statements and related notes thereto are included as a separate section of this report, commencing on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. All significant intercompany balances and transactions have been eliminated in consolidation. This discussion should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto, which are included elsewhere in this Quarterly Report on Form 10-QSB.

Overview

         We are a healthcare services organization providing outsourced business services to physicians, serving the physician market through two operating segments - Revenue Cycle Management and Practice Management - via five operating subsidiaries: Medical Billing Services, Inc. ("MBS"), Rand Medical Billing, Inc. ("Rand"), On Line Alternatives, Inc. ("OLA") and On Line Payroll Services, Inc. ("OLP") (collectively with OLA, "On Line"), and Integrated Physician Solutions, Inc. ("IPS"). Our mission is to provide superior billing, collections, practice management, business and financial management services for physicians, resulting in optimal profitability for our clients and increased enterprise value for our stakeholders. We believe our core competency is our long-term experience and success in working with and creating value for physicians.

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

         See Note 5 in our Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1. Financial Statements for financial information regarding our RCM segment.

Practice Management ("PM") Segment

         IPS, a Delaware corporation, was founded in 1996 to provide physician practice management services to general and subspecialty pediatric practices. IPS commenced its business activities upon consummation of the combination of several medical group businesses effective January 1, 1999.

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of March 31, 2007, IPS managed eight practice sites, representing five medical groups in Illinois and Ohio. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services. The operations of two of the affiliated medical practices managed at March 31, 2007 - Dayton Infant Care Specialists, Corp. ("Dayton ICS") and Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW") - are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months ended March 31, 2007 and 2006, respectively. (See "Results of Operations - Discontinued Operations.")

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

         See Note 5 in our Notes to Unaudited Consolidated Condensed Financial Statements included in Part I, Item 1. Financial Statements for financial information regarding the continuing operations of our PM segment.

Company History and Strategic Focus

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

         As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT Healthcare, LLC ("CIT") into a four year $16,500,000 senior secured credit facility with Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Amounts borrowed under this facility are secured by substantially all of our assets and a pledge of the capital stock of our operating subsidiaries. Under the terms of the credit agreement (the "Credit Agreement") relating to this facility, amounts borrowed bear interest at either a fluctuating rate based on the prime rate or LIBOR rate, at our election. Currently, our interest rate on the revolving loan commitment and the term loan is the prime rate plus 1.75%. In addition to refinancing our existing loan facility, a portion of the proceeds from this facility were used to fund our acquisitions of Rand and On Line and to finance our ongoing working capital, capital expenditure and general corporate needs. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital Corporation ("Brantley Capital") were released from guarantees that they had provided on our behalf in connection with the loan facility.

         Also on December 1, 2006 in connection with the consummation of the Private Placement and the execution of the Credit Agreement, the following actions were taken:

     o We amended our certificate of incorporation to create the Class D Common Stock and eliminate the Class B Common Stock and Class C Common Stock;
     o We purchased and retired all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital for an aggregate purchase price of $482,435;
     o Brantley IV converted the entire unpaid principal balance, and accrued but unpaid interest, of two convertible subordinated promissory notes in the original aggregate amount of $1,250,000 (the "Brantley IV Notes") into 1,383,825 shares of our Class A Common Stock;
     o All of our remaining holders of Class B Common Stock and Class C Common Stock converted their shares into 87,761,969 shares of our Class A Common Stock;
     o We extended the maturity date and increased the interest rate on certain unsecured subordinated promissory notes totaling in the aggregate $1,714,336 (the "DCPS/MBS Notes") issued to certain of the former equity holders of the businesses we acquired in 2004 as part of the DCPS/MBS Merger, including two of our executive officers, Dennis Cain, CEO of MBS, and Tommy Smith, President and COO of MBS; and
     o We restructured certain unsecured notes issued to DVI Financial Services, Inc. ("DVI") and serviced by U.S. Bank Portfolio Services ("USBPS") to reduce the outstanding balance from $3,750,000 to $2,750,000.

         As of March 31, 2007, Brantley IV owned 62,555,686 shares of our Class A Common Stock, warrants to purchase 20,455 shares of our Class A Common Stock and 8,749,952 shares of our Class D Common Stock which are currently convertible into 8,749,952 shares of our Class A Common Stock. As of March 31, 2007, this represented 52.1% of our voting power on an as-converted, fully-diluted basis. As of December 1, 2006, we qualified as a "controlled company" under the listing rules of the American Stock Exchange ("AMEX"). Two of our directors, Paul H. Cascio and Michael J. Finn, are affiliated with Brantley IV and its related entities. Messrs. Cascio and Finn serve as general partners of the general partner of Brantley Venture Partners III, L.P. ("Brantley III") and Brantley IV and are limited partners in these funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P.

         Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Prior to the closing of the Private Placement, Phoenix did not own, of record, any shares of our capital stock. As part of the Private Placement, Phoenix received (i) 15,909,003 shares of Class D Common Stock, representing upon conversion 15,909,003, or 11.7%, of our outstanding Class A Common Stock as of March 31, 2007, on an as-converted, fully-diluted basis taking into account the issuance of the shares of Class D Common Stock and (ii) warrants to purchase 1,421,629 shares of our Class A Common Stock representing 1.0% of the voting power as of March 31, 2007 on an as-converted, fully-diluted basis.

Financial Overview

         As more fully described below, our results of operations for the three months ended March 31, 2007 as compared to the same period in 2006 reflect several important factors, many related to the impact of the transactions which occurred as part of our strategic plan referred to above.

     o Changes in revenues, resulting from the reclassification of some of IPS's operations into discontinued operations as well as the inclusion of revenues for Rand and On Line in the first quarter of 2007 as compared to no revenue in the same period in 2006;
     o Inclusion of legal expenses in the first quarter of 2007 related to IPS's discontinued operations; and
     o Inclusion of expenses for Rand and On Line for the three months ended March 31, 2007 as compared to no expenses in the first quarter of 2006.

Critical Accounting Policies and Estimates

         The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Our management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. We believe the following critical accounting policies affect the most significant areas involving management's judgments and estimates. In addition, please refer to Note 1, General, of our unaudited consolidated condensed financial statements included beginning on Page F-1 of this Quarterly Report on Form 10-QSB for further discussion of our accounting policies.

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

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months ended March 31, 2007 and 2006.

         Accounts Receivable and Allowance for Doubtful Accounts. MBS, Rand and On Line record uncollectible accounts receivable using the direct write-off method of accounting for bad debts. Historically, they have experienced minimal credit losses and have not written-off any material accounts during 2007 or 2006.

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

         In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective January 1, 2007 and analyzed filing positions in our federal and state jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. Our reserve for uncertain tax positions was insignificant upon adoption of FIN 48 and we did not record a cumulative effect adjustment to opening retained earnings related to the adoption of FIN 48. We believe our income tax filing positions and deductions will be sustained under audit and we believe we do not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on our results of operations or financial position.

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

         The effect of SFAS 123(R) was to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). We adopted the provisions of SFAS 123(R) for the quarter ending March 31, 2006.

         SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. We adopted the modified prospective transition method beginning in 2006.

Results of Operations

         The acquisitions of Rand and On Line were accounted for using the purchase accounting method, meaning that the purchase price, comprised of the consideration paid to the stockholders of Rand and On Line at closing, the fair value of the liabilities assumed and the transaction costs associated with the acquisitions, was allocated to the fair value of the tangible and identifiable intangible assets of Rand and On Line, with any excess being considered goodwill. Our results for the three months ended March 31, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the three months ended March 31, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, our financial results for the three months ended March 31, 2006 have been reclassified to reflect the operations, including IPS operations, discontinued in 2006 and our surgery and diagnostic center businesses, which were discontinued in 2005.

         This discussion should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto, which are included as a separate section of this Quarterly Report on Form 10-QSB beginning on page F-1.

         The following table sets forth selected statements of operations data expressed as a percentage of our net operating revenues for the quarters ended March 31, 2007 and 2006, respectively. Our historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

                                                                                                 Three months ended
                                                                                                       March 31,
                                                                                                   2007       2006
                                                                                                 ---------  ---------

Net operating revenues                                                                              100.0%     100.0%
Total operating expenses                                                                            105.7%     108.5%
                                                                                                 ---------  ---------
Loss from continuing operations before other income (expenses)                                      (5.7%)     (8.5%)
  Total other income (expenses), net                                                                (4.1%)       9.7%
                                                                                                 ---------  ---------
Income (loss) from continuing operations                                                            (9.8%)       1.2%

Discontinued operations
 Income from operations of discontinued components                                                    0.4%      12.5%
                                                                                                 ---------  ---------
Net income (loss)                                                                                   (9.4%)      13.7%
                                                                                                 =========  =========

Three Months Ended March 31, 2007 and 2006 - Continuing Operations

        Net Operating Revenues.

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                    2007        2006
                                                                                                 ----------- -----------

RCM Segment                                                                                      $4,744,553  $2,394,290
PM Segment                                                                                        3,425,293   3,135,283
Other                                                                                               114,934      79,449
                                                                                                 ----------- -----------
   Total consolidated net operating revenues                                                     $8,284,780  $5,609,022
                                                                                                 =========== ===========

         Our net operating revenues consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS, Rand and On Line, and other revenue. Our results for the three months ended March 31, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the three months ended March 31, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         For the three months ended March 31, 2007, consolidated net operating revenues increased $2,675,758, or 47.7%, to $8,284,780, as compared with $5,609,022 for the three months ended March 31, 2006.

         Net operating revenues for our RCM segment, which included MBS, Rand and On Line in the first quarter of 2007 and MBS in the first quarter of 2006, totaled $4,744,553 for the three months ended March 31, 2007, an increase of $2,350,263, or 98.2%, over the same period in 2006. Net operating revenues for Rand and On Line totaled $1,605,619 and $622,270, respectively, in the first quarter of 2007. MBS's net operating revenues increased 5.1% in the first quarter of 2007, increasing from $2,394,290 for the three months ended March 31, 2006 to $2,516,664 for the same period in 2007.

         The following table illustrates, by customer category, the contribution of existing, new and lost customers to MBS's net operating revenues for the three months ended March 31, 2007 and 2006, respectively:

                                                                                         Three months ended March 31,
                                                                                          2007        2006     Variance
                                                                                       ----------- ----------- ---------
MBS net operating revenues:
  Existing customers                                                                   $2,266,883  $2,245,666  $ 21,217
  New customers in 2006                                                                   243,479       1,203   242,276
  Customers lost in 2006                                                                    2,244      78,514   (76,270)
  Customers lost in 2007                                                                    4,058      68,907   (64,849)
                                                                                       ----------- ----------- ---------
   Total consolidated net operating revenues                                           $2,516,664  $2,394,290  $122,374
                                                                                       =========== =========== =========

         Net operating revenues for our PM segment, which consists of net patient service revenue from IPS's affiliated medical groups, increased $290,010, or 9.2%, from $3,135,283 for the three months ended March 31, 2006 to $3,425,293 for the three months ended March 31, 2007. IPS's clinic-based affiliated pediatric groups experienced increases in patient volume in the first quarter of 2007, with total procedures and immunizations increasing 7,111 and 3,018, respectively, to 87,573 and 15,388 for the three months ended March 31, 2007. One medical practice relocated a satellite location in 2006, which has resulted in higher than average patient volume and immunizations.

         Other revenue totaled $79,449 for the first quarter of 2006, increasing $35,485, or 44.7%, to $114,934 for the three months ended March 31, 2007. This represents revenue from our vaccine program, which is a group purchasing alliance for vaccines and medical supplies. The vaccine program, which had 493 enrolled participants at the end of 2006, added a net of approximately 14 members during the quarter ended March 31, 2007.

         Operating Expenses.

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                    2007        2006
                                                                                                 -----------------------

Salaries and benefits                                                                            $4,095,497  $2,515,224
Physician group distribution                                                                      1,412,199   1,307,102
Facility rent and related costs                                                                     462,963     340,564
Depreciation and amortization                                                                       708,745     404,645
Professional and consulting fees                                                                    353,031     321,968
Insurance                                                                                           125,204     127,194
Provision for doubtful accounts                                                                      60,522      62,123
Other                                                                                             1,542,234   1,007,955
                                                                                                 ----------- -----------
  Total consolidated operating expenses                                                          $8,760,395  $6,086,775
                                                                                                 =========== ===========

         Our expenses for the three months ended March 31, 2007 include the results of MBS, Rand, On Line and IPS. Our expenses for the three months ended March 31, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Consolidated operating expenses totaled $8,760,395 for the three months ended March 31, 2007, an increase of $2,673,620 over the same period in 2006.

         Salaries and Benefits. Consolidated salaries and benefits increased $1,580,273 to $4,095,497 for the three months ended March 31, 2007, as compared to $2,515,224 in the first quarter of 2006. Salaries and benefits for Rand and On Line totaled $1,030,738 and $360,323, respectively, for the three months ended March 31, 2007.

         MBS's salaries and benefits totaled $1,602,622 for the three months ended March 31, 2007 as compared to $1,451,043 for the same three months in 2006, an increase of $151,580. Staffing levels increased quarter over quarter, with salaries increasing $91,485 and temporary help increasing $61,739 in the first quarter of 2007 as compared to the first quarter of 2006.

         Clinical salaries and benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and may fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $321,484 for the three months ended March 31, 2007, an increase of $15,267 over the same period in 2006. These expenses represented approximately 9.4% and 9.8% of net operating revenues for the quarters ended March 31, 2007 and 2006, respectively.

         Administrative salaries and benefits, excluding MBS, Rand and On Line, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as our corporate staff in Roswell, Georgia. These expenses increased $22,146, or 3.0%, from $728,960 for the three months ended March 31, 2006 to $751,106 for the same period in 2007. The additional expense can be attributed primarily to the $44,885 increase in stock option compensation expense in the first quarter of 2007 as a result of options granted to employees and directors in December 2006.

         Physician Group Distribution. Physician group distribution increased $105,097, or 8.0%, for the three months ended March 31, 2007 to $1,412,199, as compared with $1,307,102 for the three months ended March 31, 2006. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of our financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the quarter ended March 31, 2007, management fee revenue totaled $224,076 and represented approximately 13.7% of net operating income as compared to management fee revenue totaling $216,969 and representing approximately 14.2% of net operating income for the same period in 2006. Physician group distributions represented 41.2% of net operating revenues in the first quarter of 2007, compared to 41.7% of net operating revenues for the same period in 2006. The increase in physician group distribution for the three months ended March 31, 2007 was directly related to the increase in IPS's net patient service revenue, which was primarily the result of increased patient volume during the first quarter.

         Facility Rent and Related Costs. Facility rent and related costs increased $122,399, or 35.9%, from $340,564 for the three months ended March 31, 2006 to $462,963 for the three months ended March 31, 2007. Rent and related expenses for Rand and On Line totaled $67,433 and $30,955, respectively, for the first quarter of 2007.

         MBS's facility rent and related costs totaled $146,688 for the three months ended March 31, 2007 as compared to $129,453 for the same period in 2006. This increase can be explained generally by increases in base rent at all of MBS's operating locations.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $217,887 for the three months ended March 31, 2007 compared to $211,111 for the same period in 2006.

         Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $708,745 for the three months ended March 31, 2007, an increase of $304,100 over the three months ended March 31, 2006.

         In the first quarter of 2007, depreciation expense related to our fixed assets totaled $74,987 as compared to $52,911 for the same period in 2006. Following is a table that illustrates, by business unit, the depreciation expense for our fixed assets for the three months ended March 31, 2007 and 2006:

                                                                                          Three months ended March 31,
                                                                                             2007             2006
                                                                                          -----------      -----------
Depreciation expense:
  Rand                                                                                    $   12,480       $       --
  On Line                                                                                     10,467               --
  MBS                                                                                         17,414           17,586
  IPS                                                                                         16,021           17,142
  Orion                                                                                       18,605           18,183
                                                                                          -----------      -----------
   Total consolidated depreciation expense                                                $   74,987       $   52,911
                                                                                          ===========      ===========

         Amortization expense related to our intangible assets totaled $633,758 for the three months ended March 31, 2007 as compared to $351,734 for the same period in 2006. Following is a table that illustrates, by business unit, the amortization expense related to our intangible assets in the first quarter of 2007 and 2006:

                                                                                         Three months ended March 31,
                                                                                           2007                 2006
                                                                                       -------------        ------------
Amortization expense:
  Rand                                                                                 $    131,914         $        --
  On Line                                                                                    92,444                  --
  MBS                                                                                       265,523             265,523
  IPS                                                                                        40,700              86,211
  Orion                                                                                     103,177                  --
                                                                                       -------------        ------------
   Total consolidated depreciation expense                                             $    633,758         $   351,734
                                                                                       =============        ============

         Rand. Effective December 1, 2006, we purchased Rand for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of Rand at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of Rand totaled $131,914 for the three months ended March 31, 2007.

         On Line. Effective December 1, 2006, we purchased On Line for a combination of cash and notes. Since the consideration for this purchase transaction exceeded the fair value of the net assets of On Line at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of On Line totaled $92,444 for the three months ended March 31, 2007.

         MBS. As part of the DCPS/MBS Merger, we purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $265,523 for the three months ended March 31, 2007 and 2006, respectively.

         IPS. Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $40,700 and $86,211 for the three months ended March 31, 2007 and 2006, respectively. The decrease is directly related to IPS operations discontinued in 2006, which resulted in the impairment of the intangible assets related to those operations at December 31, 2006.

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

         Amortization expense related to the transaction costs described above totaled $103,177 for the three months ended March 31, 2007.

         Professional and Consulting Fees. For the three months ended March 31, 2007, professional and consulting fees totaled $353,031, an increase of $31,063, or 9.6%, over the same period in 2006. Professional and consulting fees for Rand and On Line totaled $10,822 and $43,205 in the first quarter of 2007.

         For the three months ended March 31, 2007, MBS recorded professional and consulting expenses totaling $34,605 as compared with $40,855 for the same period in 2006, a decrease of $6,250. This change is primarily the result of a decrease in contract labor used in early 2006 as a result of staffing shortages.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $281,113 for the three months ended March 31, 2006 to $264,398 for the three months ended March 31, 2007. Legal fees related to the Dayton ICS and PSNW matters totaled approximately $77,000. However, those expenses were more than offset by reduced consulting fees and purchased services during the quarter.

         Insurance. Consolidated insurance expense, which includes the costs of professional liability insurance for affiliated physicians, property and casualty insurance and general liability insurance and directors and officers' liability insurance, decreased from $127,194 for the three months ended March 31, 2006 to $125,204 for the three months ended March 31, 2007. Slight increases in professional liability insurance and worker's compensation insurance at IPS were more than offset by a $10,000 credit on the general liability policy at the corporate office.

         Provision for Doubtful Accounts. The consolidated provision for doubtful accounts, or bad debt expense, decreased $1,601, or 2.6%, for the three months ended March 31, 2007 to $60,522. The entire provision for doubtful accounts for the three months ended March 31, 2007 related to IPS's affiliated medical groups and accounted for 1.8% of IPS's net operating revenues as compared to 2.0% of IPS's net operating revenues for the same period in 2006. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 69.4% in the first quarter of 2007, compared to 66.3% for the same period in 2006.

         Other. Other expenses include general and administrative expenses such as office supplies, telephone and data communications, printing and postage, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, including vaccine costs, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS. Consolidated other expenses totaled $1,542,235 for the three months ended March 31, 2007, an increase of $534,280 over the same period in 2006.

         Following is a table illustrating the composition of other expenses for the three months ended March 31, 2007 and 2006:

                                                                                           Three months ended March 31,
                                                                                              2007             2006
                                                                                          ------------    --------------
Other expenses:
  Vaccine costs                                                                           $   554,756     $     375,520
  Medical supplies                                                                             69,442            65,479
  Other direct clinical expenses                                                               29,273            23,070
  Travel                                                                                       48,100            34,442
  Office supplies and printing                                                                139,992           100,018
  Telephone and data communications                                                            95,010            65,104
  Postage and courier                                                                         336,914           188,342
  Board of directors' compensation and meeting expenses                                        14,799            20,001
  Bank charges                                                                                 54,139            45,567
  Taxes and licenses                                                                           47,176            13,907
  Other general and administrative expenses                                                   152,634            76,505
                                                                                          ------------    --------------
   Total consolidated other expenses                                                      $ 1,542,235     $   1,007,955
                                                                                          ============    ==============

         Other expenses for Rand and On Line totaled $159,778 and $100,911 for the first quarter of 2007. More than 60% of Rand and On Line's other expenses in the first three months of 2007 related to postage, courier and office supplies.

         MBS's other expenses totaled $286,698 for the three months ended March 31, 2006 as compared to $307,139 for the three months ended March 31, 2007. The increase can be explained generally by an aggregate increase of approximately $21,000 in postage and courier expenses in the first quarter of 2007 as compared to the same three-month period in 2006.

         For the three months ended March 31, 2007, IPS's direct clinical expenses, other than salaries and benefits, totaled $663,471, an increase of $193,903 over direct clinical expenses in the same period in 2006, which totaled $459,568. Vaccine expenses increased approximately $180,000 in the first quarter of 2007 when compared with the three months ended March 31, 2006. In addition to price increases for certain vaccines that took effect in late 2006, vaccine purchases increased in the first quarter of 2007 as a result of increased patient volume as well as the release of a new vaccine for adolescent females to prevent cervical cancer.

         General and administrative expenses other than those incurred by our RCM segment totaled $320,937 for the three months ended March 31, 2007, an increase of $63,349 over the same period in 2006. Franchise taxes for Illinois increased approximately $30,000 in the first quarter of 2007 as a result of changes in our corporate structure. Business promotion expenses totaled approximately $12,000 in the first quarter of 2007 and related to printed marketing materials to be used at trade shows and in conjunction with other corporate presentations.

Other Income (Expenses).

                                                                                           Three months ended March 31,
                                                                                              2007              2006
                                                                                          ------------       -----------

Interest expense                                                                          $  (331,217)       $ (111,120)
Gain on forgiveness of debt                                                                        --           665,463
Other expense, net                                                                             (8,854)           (8,290)
                                                                                          ------------       -----------
  Total other income (expenses), net                                                      $  (340,071)       $  546,053
                                                                                          ============       ===========

         Other expenses, net, totaled $340,071 for the three months ended March 31, 2007 as compared with total other income, net, of $546,053 for the three months ended March 31, 2006.

         Interest Expense. Consolidated interest expense totaled $331,217 for the three months ended March 31, 2007, an increase of $187,339 over the same period in 2006. Interest expense activity in the first quarter of 2007, including increases over 2006, can be explained generally by the following:

     o MBS Notes. On April 19, 2006, we executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. These notes, in addition to the $1,000,000 in notes payable issued as a result of the DCPS/MBS Merger, represented the retroactive purchase price increase owed to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. On December 1, 2006, we executed the DCPS/MBS Notes, which extended the maturity of the amounts outstanding to the former equity owners of MBS and DCPS from December 15, 2007 to a quarterly principal payment amortization schedule that begins on December 15, 2007 and extends to December 15, 2008, and increased the annual interest rate from 8% to 9%. Interest expense related to these notes totaled approximately $38,500 and $20,000 for the three months ended March 31, 2007 and 2006, respectively.

     o Loan Facilities with Wells Fargo. On December 1, 2006, we entered into the Credit Agreement with Wells Fargo, which provides for a four year $16.5 million senior secured credit facility consisting of a $2 million revolving loan commitment, a $4.5 million term loan and a $10 million acquisition facility commitment. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) As of March 31, 2007, we had amounts outstanding under the revolving loan commitment and term loan of $1,612,751 and $4,421,250, respectively. Interest expense related to these loan facilities totaled approximately $144,000 in the first quarter of 2007.

     o Phoenix Subordinated Debt. On December 1, 2006 we closed the Private Placement with Phoenix and Brantley IV. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) As part of the Private Placement, we issued a senior unsecured subordinated promissory note to Phoenix in the amount of $3.35 million, bearing interest at the combined rate of
          (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. We accrued interest expense of approximately $117,000 on this note in the first quarter of 2007, in addition to $13,000 in additional interest expense related to the amortization of the debt discount that was applied to the warrants issued in conjunction with the subordinated note to Phoenix.

     o Brantley Debt. In March and April 2005, we borrowed an aggregate of $1,250,000 from Brantley IV. We converted the Brantley IV Notes to Class A Common Stock on December 1, 2006. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) Interest expense related to these notes totaled approximately $18,000 for the three months ended March 31, 2006.

     o CIT Line of Credit. In conjunction with the 2004 Mergers, we also entered into a new secured two-year revolving credit facility with CIT. On December 1, 2006, in conjunction with the new loan facilities under the Credit Agreement with Wells Fargo, we paid CIT a total of $1,027,321, which represented full payment of all obligations under the loan and security agreement with CIT, plus expenses. We no longer have any amounts due to CIT. Interest expense related to the CIT credit facility totaled approximately $63,000 in the first quarter of 2006.

         Gain on Forgiveness of Debt. On August 25, 2003, our lender, DVI, announced that it was seeking protection under Chapter 11 of the United States Bankruptcy laws. IPS and SurgiCare also had loans outstanding to DVI in the form of term loans and revolving lines of credit. As part of the IPS Merger, we negotiated a discount on the term loans revolving lines of credit and, as part of that agreement we executed a new loan agreement with USBPS, as Servicer for payees, for payment of the revolving lines of credit and renegotiation of the term loans. In the first quarter of 2006, we negotiated an 85% discount on the revolving line of credit, which had a balance of $778,000 at December 31, 2005. As of March 13, 2006, we had made aggregate payments in the amount of $112,500 in satisfaction of the $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463 in the first quarter of 2006. Immediately prior to December 1, 2006, there was $3,750,000 outstanding under term loan obligation. On December 1, 2006, we entered into a Restructured Loan Agreement with USBPS, as Servicer, which provides for the outstanding amount to be reduced to $2,750,000 and for monthly principal payments, totaling, in the aggregate, $570,000, until October 1, 2013, when the remaining amount becomes due. We recognized a gain on forgiveness of debt totaling $340,701 in the fourth quarter of 2006 with respect to the Restructured Loan Agreement.

Three Months Ended March 31, 2007 and 2006 - Discontinued Operations

         Memorial Village. As a result of the uncertainty of future cash flows related to our surgery center business, we determined that the joint venture interest associated with Memorial Village was impaired and recorded a charge for impairment of intangible assets related to Memorial Village of $3,229,462 for the three months ended June 30, 2005. In November 2005, we decided that, as a result of ongoing losses at Memorial Village, we would need to either find a buyer for our equity interests in Memorial Village or close the facility. In preparation for this pending transaction, we tested the identifiable intangible assets and goodwill related to the surgery center business using the present value of cash flows method. As a result of the decision to sell or close Memorial Village, as well as the uncertainty of cash flows related to our surgery center business, we recorded an additional charge for impairment of intangible assets of $1,348,085 for the three months ended September 30, 2005. On February 8, 2006, Memorial Village executed an Asset Purchase Agreement (the "Memorial Agreement") for the sale of substantially all of its assets to First Surgical. Memorial Village was approximately 49% owned by Town & Country SurgiCare, Inc., a wholly owned subsidiary of Orion. The Memorial Agreement was deemed to be effective as of January 31, 2006. As a result of this transaction, we recorded a gain on the disposal of this discontinued component (in addition to the charge for impairment of intangible assets) of $574,321 for the quarter ended March 31, 2006. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to Memorial Village totaling $2,005,383 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

         San Jacinto. On March 1, 2006, San Jacinto executed an Asset Purchase Agreement for the sale of substantially all of its assets to Methodist. San Jacinto was approximately 10% owned by Baytown SurgiCare, Inc., a wholly owned subsidiary of Orion, and was not consolidated in our financial statements. As a result of this transaction, we recorded a gain on disposal of this discontinued operation of $94,066 for the quarter ended March 31, 2006. As a result of the uncertainty of future cash flows related to the surgery center business, we determined that the joint venture interest associated with San Jacinto was impaired and recorded a charge for impairment of intangible assets related to San Jacinto of $734,522 for the three months ended June 30, 2005. We also recorded an additional $2,113,262 charge for impairment of intangible assets for the three months ended September 30, 2005 related to the management contracts with San Jacinto. We allocated the goodwill recorded as part of the IPS Merger to each of the surgery center reporting units and recorded a loss on the write-down of goodwill related to San Jacinto totaling $694,499 for the quarter ended December 31, 2005. There were no operations for this component in our financial statements after March 31, 2006.

         Dayton ICS. IPS is party to a management services agreement ("the Dayton MSA") with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months ended March 31, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for Dayton ICS for the quarter ended December 31, 2006.

         PSNW. IPS is party to a management services agreement ("the Illinois MSA") with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which is the anticipated closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS will be released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months ended March 31, 2007 and 2006, respectively, and the assets and liabilities of PSNW are reflected as `assets held for sale' and `liabilities held for sale' on our consolidated balance sheet at March 31, 2007. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center businesses, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, from our surgery centers. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $60,070 for the three months ended December 31, 2006.

         The following table contains selected financial information regarding our discontinued operations for the three months ended March 31, 2007 and 2006:

                                                                                           Three months ended March 31,
                                                                                              2007              2006
                                                                                          -------------     ------------

Net operating revenues from discontinued operations                                       $    936,600      $ 1,622,311
Total expenses from discontinued operations                                                   (906,600)      (1,587,774)
                                                                                          -------------     ------------
Income from discontinued operations                                                             30,000           34,537
 Gain on disposal of discontinued operations                                                        --          668,387
                                                                                          -------------     ------------
Net income from discontinued operations                                                   $     30,000      $   702,924
                                                                                          =============     ============


Liquidity and Capital Resources

         Net cash used in operating activities totaled $598,145 for the three months ended March 31, 2007 as compared to cash provided by operating activities of $486,329 for the three months ended March 31, 2006. Net cash used in operations increased in the first quarter of 2007 largely as a result of (i) increased interest expense in 2007 as a result of the Wells Fargo loan facilities and the subordinated debt with Phoenix: and (ii) increased legal expenses related to operations we discontinued at the end of 2006. The net impact of discontinued operations on net cash used by operating activities in the first quarter of 2007 was $92,096.

         For the three months ended March 31, 2007, net cash used in investing activities totaled $39,450 compared to $461,327 in net cash provided by investing activities for the same period in 2006. The net impact of discontinued operations on net cash provided by investing activities in the first quarter of 2006 related to the transactions involving the sale of Memorial Village and San Jacinto.

         Net cash provided by financing activities totaled $242,842 for the three months ended March 31, 2007 as compared to $748,913 in cash used by financing activities for the same period in 2006. The change in cash sources and uses related to financing activities from the first quarter of 2006 to the first quarter of 2007 can be explained generally by the following:

     o We borrowed an aggregate of approximately $430,000 from Wells Fargo in the first quarter of 2007 under the revolving loan commitment pursuant to the Credit Agreement;
     o We made aggregate principal payment of $52,500 to Wells Fargo in the first quarter of 2007 pursuant to the amortization of our term loan commitment;
     o We repaid an aggregate of $75,000 to the former shareholder of On Line as repayment for one of the notes issued on December 1, 2006 as consideration for our acquisition of On Line;

     o We repaid approximately $200,000 in satisfaction of a working capital note from the sellers of MBS in the first quarter of 2006; and
     o We made aggregate payments in the amount of $112,500 in the first quarter of 2006 in satisfaction of a $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463.

         We have financed our growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing a series of transactions, including the Private Placement, which occurred in December 2006 and is described under the caption "Company History and Recent Developments." As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT into a four year $16,500,000 senior secured credit facility with Wells Fargo consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Amounts borrowed under this facility are secured by substantially all of our assets and a pledge of the capital stock of our operating subsidiaries. Under the terms of the Credit Agreement relating to this facility, amounts borrowed bear interest at either a fluctuating rate based on the prime rate or LIBOR rate, at our election. Currently, our interest rate on the revolving loan commitment and the term loan is the prime rate plus 1.75%. In addition to refinancing our existing loan facility, a portion of the proceeds from this facility were used to fund our acquisitions of Rand and On Line and to finance our ongoing working capital, capital expenditure and general corporate needs. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital were released from guarantees that they had provided on our behalf in connection with the loan facility.

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of March 31, 2007, we were in compliance with all of the financial covenants under the Credit Agreement.

         As of March 31, 2007, our revolving loan commitment with Wells Fargo had limited availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan is the identification of potential acquisition targets that will increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. (See "Company History and Recent Developments.") In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

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

ITEM 3. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our principal executive and principal financial officer, the design and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(c) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us (including our consolidated subsidiaries) required to be included in periodic filings.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On April 23, 2007, one of our shareholders exercised its warrant for 4,545 shares of our Class A Common Stock at an exercise price of $0.01 per share. We issued these shares of our Class A Common Stock in reliance on an exception from registration pursuant to Section 4(2) of the Securities Act based on the shareholder's representations, the absence of a general solicitation and other criteria needed to satisfy Section 4(2).

ITEM 6. EXHIBITS

         The following documents are filed as exhibits to this Quarterly Report on Form 10-QSB pursuant to Item 601 of Regulation S-B. Since our incorporation, we have operated under various names including: Technical Coatings, Inc., SurgiCare, Inc. and Orion HealthCorp, Inc. Exhibits listed below refer to these names collectively as "the Company."

    Exhibit No.      Description
    -----------      --------------------------------------------------------
         24.1        Power of Attorney (See Signatures on page 20)
         31.1        Rule 13a-14(a)/15d-14(a) Certification
         31.2        Rule 13a-14(a)/15d-14(a) Certification
         32.1        Section 1350 Certification
         32.2        Section 1350 Certification

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ORION HEALTHCORP, INC.


                             By:  /s/ Terrence L. Bauer
                                  ----------------------------------------------
Dated: May 14, 2007               Terrence L. Bauer
                                  President, Chief Executive Officer and
                                  Director
                                  (Duly Authorized Representative)

                             ORION HEALTHCORP, INC.

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                                                                        Page
                                                                                                                       Number
                                                                                                                   -------------
Consolidated Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006                             F-2

Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited)           F-3

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)           F-4

Notes to Unaudited Consolidated Condensed Financial Statements                                                           F-5

Orion HealthCorp, Inc.
Consolidated Condensed Balance Sheets

                                                                                               March 31,   December 31,
                                                                                                 2007          2006
                                                                                             ------------- -------------
                                                                                              (Unaudited)
 Current assets
   Cash and cash equivalents                                                                 $    248,879  $    643,632
   Accounts receivable, net                                                                     3,394,851     3,575,375
   Inventory                                                                                      365,683       277,799
   Prepaid expenses and other current assets                                                      635,221       406,790
   Assets held for sale                                                                           524,556       502,147
                                                                                             ------------- -------------
  Total current assets                                                                          5,169,190     5,405,743
                                                                                             ------------- -------------
 Property and equipment, net                                                                      675,475       711,012
                                                                                             ------------- -------------
 Other long-term assets
   Intangible assets, excluding goodwill, net                                                  13,812,848    14,343,429
   Goodwill                                                                                     7,815,303     7,815,303
   Other assets, net                                                                            1,806,724     1,907,710
                                                                                             ------------- -------------
  Total other long-term assets                                                                 23,434,875    24,066,442
                                                                                             ------------- -------------
   Total assets                                                                              $ 29,279,540  $ 30,183,197
                                                                                             ============= =============
 Current liabilities
   Accounts payable and accrued expenses                                                     $  6,479,777  $  6,937,935
   Current portion of capital lease obligations                                                   104,848       103,004
   Current portion of long-term debt                                                            2,177,125     1,744,368
   Current portion of long-term debt held by related parties                                      550,000       325,000
   Liabilities held for sale                                                                      163,105       158,714
                                                                                             ------------- -------------
  Total current liabilities                                                                     9,474,855     9,269,021
                                                                                             ------------- -------------
 Long-term liabilities
   Capital lease obligations, net of current portion                                              130,658       155,034
   Long-term debt, net of current portion                                                       6,727,501     6,833,750
   Long-term debt, net of current portion, held by related parties                              4,255,470     4,541,603
                                                                                             ------------- -------------
  Total long-term liabilities                                                                  11,113,629    11,530,387
                                                                                             ------------- -------------
 Commitments and contingencies                                                                                       --
 Stockholders' equity
   Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and
    outstanding                                                                                        --            --
   Common Stock, Class A, par value $0.001; 300,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 105,499,487 and 105,374,487 shares issued and
    outstanding at March 31, 2007 and December 31, 2006, respectively                             105,500       105,375
   Common Stock, Class D, par value $0.001; 50,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively; 24,658,955 shares issued and outstanding at March
    31, 2007 and December 31, 2006                                                                 24,659        24,659
   Additional paid-in capital                                                                  63,968,871    63,876,039
   Accumulated deficit                                                                        (55,369,656)  (54,583,966)
   Treasury stock - at cost; 9,140 shares                                                         (38,318)      (38,318)
                                                                                             ------------- -------------
  Total stockholders' equity                                                                    8,691,056     9,383,789
                                                                                             ------------- -------------
   Total liabilities and stockholders' equity                                                $ 29,279,540  $ 30,183,197
                                                                                             ============= =============

   The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations

                                                                                              For the Three Months Ended
                                                                                                       March 31,
                                                                                                  2007          2006
                                                                                              ------------- ------------
                                                                                               (Unaudited)  (Unaudited)

 Net operating revenues                                                                       $  8,284,780    5,609,022

 Operating expenses
  Salaries and benefits                                                                          4,095,497    2,515,224
  Physician group distribution                                                                   1,412,199    1,307,102
  Facility rent and related costs                                                                  462,963      340,564
  Depreciation and amortization                                                                    708,745      404,645
  Professional and consulting fees                                                                 353,031      321,968
  Insurance                                                                                        125,204      127,194
  Provision for doubtful accounts                                                                   60,522       62,123
  Other expenses                                                                                 1,542,234    1,007,955
                                                                                              ------------- ------------
 Total operating expenses                                                                        8,760,395    6,086,775
                                                                                              ------------- ------------
 Loss from continuing operations before other income (expenses)                                   (475,615)    (477,753)
                                                                                              ------------- ------------

 Other income (expenses)
  Interest expense                                                                                (331,217)    (111,120)
  Gain on forgiveness of debt                                                                           --      665,463
  Other expense, net                                                                                (8,855)      (8,290)
                                                                                              ------------- ------------
 Total other income (expenses), net                                                               (340,072)     546,053
                                                                                              ------------- ------------
 Income (loss) from continuing operations                                                         (815,687)      68,300

 Discontinued operations
  Income from operations of discontinued components                                                 30,000      702,924
                                                                                              ------------- ------------
 Net income (loss)                                                                            $   (785,687) $   771,224
                                                                                              ============= ============

 Weighted average common shares outstanding
 ------------------------------------------
  Basic                                                                                        105,492,543   12,428,042
  Diluted                                                                                      105,492,543   84,127,417
 Income (loss) per share
 -----------------------
  Basic
   Net income (loss) per share from continuing operations                                     $      (0.01) $      0.01
   Net income per share from discontinued operations                                                  0.00         0.06
                                                                                              ------------- ------------
   Net income (loss) per share                                                                $      (0.01) $      0.07
                                                                                              ============= ============
  Diluted
   Net income (loss) per share from continuing operations                                     $      (0.01) $      0.00
   Net income per share from discontinued operations                                                  0.00         0.01
                                                                                              ------------- ------------
   Net income (loss) per share                                                                $      (0.01) $      0.01
                                                                                              ============= ============

   The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                                                            For the Three Months Ended
                                                                                                      March 31,
                                                                                                 2007          2006
                                                                                            ----------------------------
                                                                                             (Unaudited)   (Unaudited)
Operating activities
 Net income (loss)                                                                          $    (785,687)$     771,224
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Provision for doubtful accounts                                                                  60,522        62,123
  Depreciation and amortization                                                                   708,745       404,645
  Gain on forgiveness of debt                                                                          --      (665,463)
  Stock option compensation expense                                                                92,956        48,071
  Impact of discontinued operations                                                               (92,096)      300,273
  Changes in operating assets and liabilities:
   Accounts receivable                                                                            120,000       141,845
   Inventory                                                                                      (87,884)        8,404
   Prepaid expenses and other assets                                                             (228,431)        3,183
   Other assets                                                                                    (2,191)          603
   Accounts payable and accrued expenses                                                         (384,079)     (588,579)
                                                                                            ----------------------------
Net cash provided by (used in) operating activities                                              (598,145)      486,329
                                                                                            ----------------------------

Investing activities
 Sale (purchase) of property and equipment                                                        (39,450)       31,083
 Impact of discontinued operations                                                                     --       430,244
                                                                                            ----------------------------
Net cash provided by (used in) investing activities                                               (39,450)      461,327
                                                                                            ----------------------------

Financing activities
 Net borrowings (repayments) of capital lease obligations                                         (22,533)      (23,689)
 Net borrowings (repayments) on line of credit                                                    430,351      (240,617)
 Net borrowings of senior notes payable                                                           (52,500)           --
 Net repayments to related parties                                                                (75,000)     (199,697)
 Net repayments of notes payable                                                                  (20,000)     (112,500)
 Net borrowings (repayments) of other obligations                                                 (17,476)      127,590
 Impact of discontinued operations                                                                     --      (300,000)
                                                                                            ----------------------------
Net cash provided by (used in) financing activities                                               242,842      (748,913)
                                                                                            ----------------------------

Net increase (decrease) in cash and cash equivalents                                             (394,753)      198,743

Cash and cash equivalents, beginning of period                                                    643,632       298,807
                                                                                            ----------------------------
Cash and cash equivalents, end of period                                                    $     248,879 $     497,550
                                                                                            ============================
Supplemental cash flow information
 Cash paid during the period for
  Income taxes                                                                              $          -- $          --
  Interest                                                                                  $     317,349 $      82,995

   The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2007 and 2006

         Unless otherwise indicated, the terms "we," "us" and "our" refer to Orion HealthCorp, Inc. and its subsidiaries (formerly SurgiCare, Inc. "SurgiCare") ("Orion" or the "Company").

Note 1.  General

         We maintain our accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accounting principles followed by us and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

         Our unaudited consolidated condensed financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Our results for the three months ended March 31, 2007 include the results of Medical Billing Services, Inc. ("MBS"), Rand Medical Billing, Inc. ("Rand"), On Line Alternatives, Inc. ("OLA"), On Line Payroll Services, Inc. ("OLP") (collectively with OLA, "On Line"), and Integrated Physician Solutions, Inc. ("IPS"). Our results for the three months ended March 31, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006. All material intercompany balances and transactions have been eliminated in consolidation.

         These financial statements have been prepared in accordance with GAAP for interim financial reporting and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include adjustments consisting of only normal recurring adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         Certain reclassifications have been made in the 2006 financial statements to conform to the reporting format in 2007. Such reclassifications had no effect on previously reported earnings. In addition, the first quarter 2006 financial statements were restated, to reflect operations discontinued subsequent to the first quarter of 2006.

         The accompanying unaudited consolidating condensed financial statements should be read in conjunction with the financial statements and related notes therein included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Description of Business

         We are a healthcare services organization providing outsourced business services to physicians, serving the physician market through two operating segments - Revenue Cycle Management and Practice Management - via our operating subsidiaries: MBS, Rand, On Line, and IPS. Our mission is to provide superior billing, collections, practice, business and financial management services for physicians, resulting in optimal profitability for our clients and increased enterprise value for our stakeholders. We believe our core competency is our long-term experience and success in working with and creating value for physicians.

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

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of March 31, 2007, IPS managed eight practice sites, representing five medical groups in Illinois and Ohio. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

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

         IPS is party to a management services agreement (the "Dayton MSA") with Dayton Infant Care Specialists, Corp. ("Dayton ICS"). The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months ended March 31, 2007 and 2006, respectively.

         IPS is party to a management services agreement (the "Illinois MSA") with Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW"). IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into a settlement agreement (the "PSNW Settlement") to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months ended March 31, 2007 and 2006, respectively, and the assets and liabilities of PSNW are reflected as `assets held for sale' and `liabilities held for sale' on our consolidated condensed balance sheet at March 31, 2007.

Ambulatory Surgery Center Business

         As of March 31, 2007, we no longer have ownership or management interests in surgery and diagnostic centers.

         On January 12, 2006, we were notified by Union Hospital ("Union") that it was exercising its option to terminate the management services agreement for Tuscarawas Open MRI, L.P. ("TOM") as of March 12, 2006. In 2005, management fee revenue related to TOM was $38,837.

         On February 3, 2006, we were notified by Union that it was exercising its option to terminate the management services agreement for Tuscarawas Ambulatory Surgery Center, L.L.C. ("TASC") as of April 3, 2006. In 2005, management fee revenue related to TASC was $95,846.

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

         The Rand stock purchase agreement includes contingent future payments (the "Rand Earn-out") to the seller based on post acquisition revenue targets for Rand in 2007 and 2008 of $6,349,206 and $9,600,000, respectively. The stock portion of the Rand Earn-out (3,314,917 shares) was placed into escrow at the closing of the acquisition, but the shares were considered issued and outstanding as of December 1, 2006. Therefore, the stock portion of the Rand Earn-out has been reflected in the purchase price we paid for Rand. The cash and promissory note portions of the contingent Rand Earn-out have not been reflected in the purchase price we paid for Rand on December 1, 2006, and were placed into escrow at December 1, 2006. If the revenue targets are achieved, then the cash and shares held in escrow will be released to the seller and the full amount of the promissory note will be outstanding. If the revenue targets are not achieved, then all or a portion of the shares held in the escrow will be forfeited, all or a portion of the cash will be returned to us and/or the amount of the promissory note will be reduced. The contingent Rand Earn-out, if realized, will be accounted for at the time as an addition to (earn-out) or reduction in (reduction) the cost of the acquisition and goodwill and other identifiable intangible assets will be adjusted accordingly.

         On Line. We acquired all of the issued and outstanding capital stock of On Line for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash and the issuance of unsecured subordinated promissory notes. As of the closing of the On Line acquisition on December 1, 2006, $2,401,943 of the purchase price was paid in cash and the remainder through the issuance of unsecured promissory notes in the aggregate original principal amount of $908,981. The On Line stock purchase agreement includes contingent future payments (the"On Line Earn-out") to the seller in the form of a promissory note and cash, and contingent return or adjustment of the promissory note based on a post acquisition revenue target for the twelve months after closing of $2,500,259. The On Line Earn-out has not been reflected in the purchase price allocation. The On Line Earn-out, if realized, will be accounted for at the time as an addition to (earnout) or reduction in (reduction) the cost of the acquisition and goodwill and other identifiable intangible assets will be adjusted accordingly.

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

         As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT Healthcare, LLC ("CIT") into a four year $16,500,000 senior secured credit facility with Wells Fargo Foothill, Inc. ("Wells Fargo") consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Amounts borrowed under this facility are secured by substantially all of our assets and a pledge of the capital stock of our operating subsidiaries. Under the terms of the credit agreement (the "Credit Agreement") relating to this facility, amounts borrowed bear interest at either a fluctuating rate based on the prime rate or LIBOR rate, at our election. Currently, our interest rate on the revolving loan commitment and the term loan is the prime rate plus 1.75%. In addition to refinancing our existing loan facility, a portion of the proceeds from this facility were used to fund our acquisitions of Rand and On Line and to finance our ongoing working capital, capital expenditure and general corporate needs. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital Corporation ("Brantley Capital") were released from guarantees that they had provided on our behalf in connection with the loan facility.

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of March 31, 2007, we were in compliance with all of the financial covenants under the Credit Agreement.

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

         As of March 31, 2007, our revolving loan commitment with Wells Fargo had limited availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan was the identification of potential acquisition targets that would increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

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

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months ended March 31, 2007 and 2006.

         Our principal source of revenues from our surgery center business was a surgical facility fee charged to patients for surgical procedures performed in its ASCs and for diagnostic services performed at TOM. We depended upon third-party programs, including governmental and private health insurance programs to pay these fees on behalf of its patients. Patients were responsible for the co-payments and deductibles when applicable. The fees varied depending on the procedure, but usually included all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees did not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which were billed directly to third-party payers by such physicians. In addition to the facility fee revenues, we also earned management fees from its operating facilities and development fees from centers that it developed. As more fully described in Note 1. General under the caption "Description of Business," we no longer have ownership or management interests in surgery and diagnostic centers.

Note 4.  Use of Estimates

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, results could differ from these estimates.

Note 5.  Segment Reporting

         The following table summarizes key financial information, by reportable segment, as of and for the three months ended March 31, 2007 and 2006, respectively:

                                                                             For the Three Months Ended March 31, 2007
                                                                            --------------------------------------------
                                                                                 RCM              PM           Total
                                                                            --------------  -------------- -------------

Net operating revenues                                                      $   4,744,553   $   3,425,293  $  8,169,846
Income from continuing operations                                                 292,998         224,076       517,074
Depreciation and amortization                                                     530,242         159,898       690,140
Total assets                                                                   20,862,346       4,608,006    25,470,352

                                                                             For the Three Months Ended March 31, 2006
                                                                            --------------------------------------------
                                                                                 RCM              PM           Total
                                                                            --------------  -------------- -------------

Net operating revenues                                                      $   2,394,290   $   3,135,283  $  5,529,573
Income from continuing operations                                                 189,569         216,969       406,538
Depreciation and amortization                                                     283,109         103,353       386,462
Total assets                                                                   10,180,245       8,668,645    18,848,890


         The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in our consolidated balance sheets and statements of operations as of and for the three months ended March 31, 2007 and 2006, respectively:

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                   2007         2006
                                                                                               ------------ ------------
Net operating revenues:
 Total net operating revenues for reportable segments                                          $ 8,169,846    5,529,573
 Other revenue                                                                                     114,934       79,449
                                                                                               ------------ ------------
    Total consolidated net operating revenues                                                  $ 8,284,780  $ 5,609,022
                                                                                               ============ ============
Income (loss) from continuing operations:
 Total income from continuing operations for reportable segments                               $   517,074  $   406,538
 Extraordinary gain                                                                                     --      665,463
 Overhead                                                                                       (1,332,761)  (1,003,701)
                                                                                               ------------ ------------
    Total consolidated income (loss) from continuing operations                                $  (815,687) $    68,300
                                                                                               ============ ============
Depreciation and amortization:
 Total depreciation and amortization for reportable segments                                   $   690,140  $   386,462
 Other depreciation and amortization                                                                18,605       18,183
                                                                                               ------------ ------------
    Total consolidated depreciation and amortization                                           $   708,745  $   404,645
                                                                                               ============ ============
Total assets:
 Total assets for reportable segments                                                          $25,470,352  $18,848,890
 Other assets                                                                                    3,032,892    1,573,193
 Assets held for sale or related to discontinued operations                                        776,296           --
                                                                                               ------------ ------------
    Total consolidated assets                                                                  $29,279,540  $20,422,083
                                                                                               ============ ============

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

                                                                                  For the Three Months Ended March 31,
                                                                                       2007                 2006
                                                                                  ---------------      ---------------

        Net income (loss)                                                         $     (785,687)      $      771,224
        Weighted average number of shares of Class A Common Stock outstanding for
        basic net income (loss) per share                                            105,492,543           12,428,042
        Dilutive stock options, warrants and restricted stock units (1)                       (a)           2,510,347
        Convertible notes payable (2)                                                         (b)           1,553,200
        Class B Common Stock (3)                                                              (c)          53,710,445
        Class C Common Stock (4)                                                              (d)          13,925,383
        Class D Common Stock                                                                  (e)                  --
        Weighted average number of shares of Class A Common Stock outstanding for
        diluted net income (loss) per share                                          105,492,543           84,127,417
        Net income (loss) per share - Basic                                       $        (0.01)      $         0.07
        Net income (loss) per share - Diluted                                     $        (0.01)      $         0.01

         The following potentially dilutive securities are not included in the March 31, 2007 calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net income (loss) per share, because the effect would be anti-dilutive due to the net loss for the quarter:

     a) 6,838,976 options, warrants and restricted stock units were outstanding at March 31, 2007. (See Note 2. Acquisitions and Private Placement for information on warrants issued to Phoenix.)
     b) A $50,000 note was convertible into 442,152 shares of our Class A Common Stock at March 31, 2007 based on 75% of the average closing price for the 20 trading days immediately prior to the conversion date.
     c) There were no shares of our Class B Common Stock outstanding at March 31, 2007. On December 1, 2006, we purchased all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital and retired them in accordance with the terms of our Third Amended and Restated Certificate of Incorporation. Also on December 1, 2006, in connection with the Private Placement, all of the other holders of our Class B Common Stock converted those shares into 67,742,350 shares of our Class A Common Stock. (See Note 2. Acquisitions and Private Placement.)
     d) There were no shares of our Class C Common Stock outstanding at March 31, 2007. On December 1, 2006, in connection with the Private Placement, all of the holders of our Class C Common Stock converted those shares into 20,019,619 shares of our Class A Common Stock. (See
          Note 2. Acquisitions and Private Placement.)
     e) 24,658,955 shares of our Class D Common Stock were outstanding at March 31, 2007. On December 1, 2006, pursuant to the Stock Purchase Agreement, Phoenix and Brantley IV purchased an aggregate of 24,658,955 shares of our Class D Common Stock for a total purchase price of $4,650,000. Each share of our Class D Common Stock is currently convertible into one share of our Class A Common Stock. (See
          Note 2. Acquisitions and Private Placement.)

The following potentially dilutive securities were included in the March 31, 2006 calculation of weighted average number of shares outstanding for diluted net income per share:

     (1) 2,510,347 options, warrants and restricted stock units were outstanding as of March 31, 2006.
     (2) $1,300,000 of notes were convertible into Class A Common Stock at March 31, 2006. Of the total, $50,000 was convertible into 242,494 shares of Class A Common Stock based on a conversion price equal to 75% of the average closing price for the 20 trading days immediately prior to March 31, 2006. The remaining $1,250,000 was convertible into 1,310,706 shares of Class A Common Stock at March 31, 2006.
     (3) 10,448,470 shares of Class B Common Stock were outstanding at March 31, 2006. Each share of Class B Common Stock was convertible into
          5.140508175 shares of Class A Common Stock as of March 31, 2006.
     (4) 1,437,572 shares of Class C Common Stock were outstanding at March 31, 2006. If all of the Class B Common Stock had been converted at March 31, 2006, the holders of Class C Common Stock would have been eligible to convert 1,308,142 shares of Class C Common Stock into 13,925,383 shares of Class A Common Stock under the anti-dilution provision.

Note 8.  Employee Stock Based Compensation

         At March 31, 2007, we had two stock-based employee compensation plans. Prior to January 1, 2006, we accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. Effective January 1, 2006, we adopted SFAS No. 123(R), which requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). We consider many factors when estimated expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in our financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

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

         For the three months ended March 31, 2007 and 2006, the impact of adopting SFAS No. 123(R) on our consolidated statements of operations was an increase in salaries and benefits expense of $92,956 and $48,071, respectively, with a corresponding decrease in our income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on our basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

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

Note 9.  Discontinued Operations

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

         Dayton ICS. IPS is party to the Dayton MSA with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months ended March 31, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for Dayton ICS for the quarter ended December 31, 2006.

         PSNW. IPS is party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which is the anticipated closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS will be released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months ended March 31, 2007 and 2006, respectively, and the assets and liabilities of PSNW are reflected as `assets held for sale' and `liabilities held for sale' on our consolidated balance sheet at March 31, 2007. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center business, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, from our surgery centers. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $60,070 for the three months ended March 31, 2007.

         The following table contains selected financial information regarding our discontinued operations for the three months ended March 31, 2007 and 2006:

                                                                                          Three months ended March 31,
                                                                                              2007            2006
                                                                                         --------------- ---------------

Net operating revenues from discontinued operations                                      $      936,600  $    1,622,311
Total expenses from discontinued operations                                                    (906,600)     (1,587,774)
                                                                                         --------------- ---------------
Income from discontinued operations                                                              30,000          34,537
 Gain on disposal of discontinued operations                                                         --         668,387
                                                                                         --------------- ---------------
Net income from discontinued operations                                                  $       30,000  $      702,924
                                                                                         =============== ===============

Note 10.  Long-Term Debt

         Long-term debt is as follows:

                                                                                      March 31, 2007  December 31, 2007
                                                                                     ---------------- ------------------
Long-term debt:
---------------
$4,500,000 senior note payable to a financial institution, bearing interest at the
 Prime Rate (8.25% at March 31, 2007) plus 1.75%, interest payable monthly,
 principal payments monthly based on schedule, matures December 1, 2010              $     4,421,250  $       4,473,750

$2,000,000 senior revolving line of credit with a financial institution, bearing interest at the Prime Rate (8.25% at March 31, 2007) plus 1.75%, interest payable
 monthly, matures December 1, 2010                                                         1,612,751          1,182,400

$10,000,000 senior acquisition line of credit with a financial institution, bearing interest at the Prime Rate (8.25% at March 31, 2007) plus 1.75%, interest payable
 monthly, principal payments monthly based on schedule, matures December 1, 2010                  --                 --

Term loan payable to a financial institution, non-interest bearing, matures October
 1, 2013                                                                                   2,715,000          2,735,000

Convertible notes, bearing interest at 18%, interest payable monthly, convertible on
 demand                                                                                       50,000             50,000

Insurance financing note payable, bearing interest at 5.25%, interest payable
 monthly                                                                                     105,625            136,968
                                                                                     ---------------- ------------------

Total debt                                                                                 8,904,626          8,578,118
Less: Current portion of long-term debt                                                   (2,177,125)        (1,744,368)
                                                                                     ---------------- ------------------
Total long-term debt                                                                 $     6,727,501  $       6,833,750
                                                                                     ================ ==================

Long-term debt held by related parties:
---------------------------------------
Promissory notes payable to sellers of MBS, bearing interest at 9%, interest payable monthly, principal payments quarterly beginning on December 15, 2007 based on
 schedule, matures December 15, 2008                                                       1,714,336          1,714,336

$3,350,000 senior subordinated promissory note payable to a related party, bearing interest at 12% plus 2% PIK, interest payable quarterly, principal due on December
 1, 2011                                                                                   3,091,134          3,077,267

$75,000 unsecured subordinated promissory note payable to the stockholders of OLA, bearing interest at 7%, interest payable monthly in arrears, principal payable
 February 1, 2007                                                                                 --             75,000
                                                                                     ---------------- ------------------

Total debt held by related parties                                                   $     4,805,470  $       4,866,603
Less: Current portion of long-term debt held by related parties                             (550,000)          (325,000)
                                                                                     ---------------- ------------------
Total long-term debt held by related parties                                         $     4,255,470  $       4,541,603
                                                                                     ================ ==================

Note 11.  Litigation

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

                                  Exhibit Index

       Exhibit No.      Description
       -----------      ------------------------------------------------------
            24.1        Power of Attorney (See Signatures on page 20)
            31.1        Rule 13a-14(a)/15d-14(a) Certification
            31.2        Rule 13a-14(a)/15d-14(a) Certification
            32.1        Section 1350 Certification
            32.2        Section 1350 Certification