Form 10QSB
period 2007-06-30
ORION HEALTHCORP INC
filed 2007-08-09
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [] No [X]

As of August 9, 2007, 105,504,032 shares of the registrant's Class A Common Stock, par value $0.001, were outstanding and 24,658,955 shares of the registrant's Class D Common Stock, par value $0.001, were outstanding.

Transitional Small Business Disclosure Format    Yes []  No [X]

                             ORION HEALTHCORP, INC.
                         Quarterly Report on Form 10-QSB
                  For the Quarterly Period Ended June 30, 2007

                                TABLE OF CONTENTS

Item Number                                                          Page Number
-----------                                                          -----------
                           PART I - FINANCIAL INFORMATION

1. Financial Statements                                                    3
2. Management's Discussion and Analysis or Plan of Operation               3
3. Controls and Procedures                                                23
                           PART II - OTHER INFORMATION

1. Legal Proceedings                                                      23
4. Submission of Matters to a Vote of Security Holders                    23
5. Other Information                                                      24
6. Exhibits                                                               24
   SIGNATURES
   UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                 F-1
   INDEX OF EXHIBITS

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act," and collectively, with the Securities Act, the "Acts") as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Any statements other than statements of historical fact included in this Quarterly Report on Form 10-QSB, including without limitation, statements under the caption "Management's Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and plans and objectives for future performance are deemed to be forward-looking statements. Forward-looking statements include statements preceded by, followed by or including the words "may," "will," "would," "could," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions. In particular, these include statements relating to our future actions, future performance or results of current, anticipated services, expenses and financial results and any statements that are not statements of historical facts. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. The forward-looking statements in this report are based on current beliefs, estimates and assumptions concerning our operations, future results, and prospects described herein. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Any number of factors could affect future operations, including, without limitation, changes in federal or state healthcare laws and regulations and third party payer requirements, changes in costs of supplies, the loss of major customers, increases in labor and employee benefit costs, increases in interest rates on our indebtedness as well as general market conditions, competition and pricing, and our ability to successfully implement our business strategies and integrate acquisitions, including the expense and impact of any potential acquisitions and the ability to obtain necessary approvals and financing. You are also advised to consult the risk factors set forth in Item 6. Management's Discussion and Analysis or Plan of Operations of our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 2, 2007.

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

Revenue Cycle Management Segment ("RCM")

         Our RCM segment includes three business units: MBS, Rand and On Line. We offer billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists, allowing them to avoid the infrastructure investment in their own back-office operations. In addition, we provide these services to other specialties including plastic surgery, family practice, internal medicine, orthopedics, neurologists, emergency medicine and ambulatory surgery centers. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens. MBS currently provides services to approximately 56 clients. Rand currently provides services to approximately 54 clients. On Line currently provides services to approximately 20 billing clients and 43 transcription clients and provides payroll processing services to over 200 clients.

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

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of June 30, 2007, IPS managed six practice sites, representing three medical groups in Illinois and Ohio. The physicians, who are all employed by unrelated corporations, provide all clinical and patient care related services.

         IPS was party to a management services agreement ("the Illinois MSA") with Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW"). IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into a settlement agreement ("the PSNW Settlement") to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. Among other provisions, after May 31, 2007, PSNW and IPS have been released from any further obligation to each other from any previous agreement. The operations of PSNW are reflected on our consolidated condensed statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively. (See "Results of Operations - Discontinued Operations.")

         The operations of Dayton Infant Care Specialists, Corp. ("Dayton ICS") are also reflected in our consolidated condensed statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively. (See "Results of Operations - Discontinued Operations.")

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

Company History and Strategic Focus

         Orion was incorporated in Delaware on February 24, 1984 as Technical Coatings, Incorporated. On December 15, 2004, we completed a series of transactions to acquire IPS (the "IPS Merger") and to acquire Dennis Cain Physician Solutions, Ltd. ("DCPS") and MBS (the "DCPS/MBS Merger") (collectively, the "2004 Mergers"). As a result of these transactions, IPS and MBS became our wholly owned subsidiaries. On December 15, 2004, and simultaneous with the consummation of the 2004 Mergers, we changed our name from SurgiCare, Inc. to Orion HealthCorp, Inc. and consummated restructuring transactions, which included issuances of new equity securities for cash, contribution of outstanding debt, and the restructuring of our debt facilities. We also created Class B Common Stock and Class C Common Stock, which were issued in connection with the equity investments and acquisitions.

         In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. We believe that we are positioned to focus on our physician services business and the physician billing and collections market, leveraging our existing presence to expand into additional geographic regions and increase the range of services we provide to physicians. A key component of this strategy includes acquiring financially successful billing companies focused on providing services to hospital-based physicians and increasing sales and marketing efforts in existing markets.

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

         Our senior unsecured subordinated promissory notes bear interest at the combined rate of (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. The notes are unsecured and subordinated to all of our other senior debt. Upon the occurrence and during the continuance of an event of default the interest rate on the cash portion of the interest shall increase from 12% per annum to 14% per annum, for a combined rate of default interest of 16% per annum. We may prepay outstanding principal (together with accrued interest) on the notes subject to certain prepayment penalties and we are required to prepay outstanding principal (together with accrued interest) on the notes upon the occurrence of certain specified circumstances.

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

         Also on December 1, 2006 in connection with the consummation of the Private Placement and the execution of the Credit Agreement, the following actions were taken:

     o We amended our certificate of incorporation to create the Class D Common Stock and eliminate both the Class B Common Stock and Class C Common Stock;
     o We purchased and retired all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital for an aggregate purchase price of $482,435;
     o Brantley IV converted the entire unpaid principal balance, and accrued but unpaid interest, of two convertible subordinated promissory notes in the original aggregate amount of $1,250,000 (the "Brantley IV Notes") into 1,383,825 shares of our Class A Common Stock;
     o All of our remaining holders of Class B Common Stock and Class C Common Stock converted their shares into 87,761,969 shares of our Class A Common Stock;
     o We extended the maturity date and increased the interest rate on certain unsecured subordinated promissory notes totaling in the aggregate $1,714,336 (the "DCPS/MBS Notes") issued to certain of the former equity holders of the businesses we acquired in 2004 as part of the DCPS/MBS Merger, including two of our executive officers, Dennis Cain, CEO of MBS, and Tommy Smith, President and COO of MBS; and
     o We restructured certain unsecured notes issued to DVI Financial Services, Inc. ("DVI") and serviced by U.S. Bank Portfolio Services ("USBPS") to reduce the outstanding balance from $3,750,000 to $2,750,000.

         As of June 30, 2007, Brantley IV and its affiliates, Brantley Venture Partners III, L.P. ("Brantley III") and Brantley Equity Partners, L.P. ("BEP"), owned 66,629,515 shares of our Class A Common Stock, warrants to purchase 20,455 shares of our Class A Common Stock and 8,749,952 shares of our Class D Common Stock which are currently convertible into 8,749,952 shares of our Class A Common Stock. As of June 30, 2007, this represented 55.1% of our voting power on an as-converted, fully-diluted basis. As of December 1, 2006, we qualified as a "controlled company" under the listing rules of the American Stock Exchange ("AMEX"). Two of our directors, Paul H. Cascio and Robert P. Pinkas, are affiliated with Brantley IV and its related entities. Messrs. Cascio and Pinkas serve as general partners of the general partner of Brantley III and Brantley IV and are limited partners in these funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P. Messrs. Cascio and Pinkas also serve as advisors to BEP.

         Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Prior to the closing of the Private Placement, Phoenix did not own, of record, any shares of our capital stock. As part of the Private Placement, Phoenix received (i) 15,909,003 shares of Class D Common Stock, representing upon conversion 15,909,003 shares, or 11.7%, of our outstanding Class A Common Stock as of June 30, 2007, on an as-converted, fully-diluted basis taking into account the issuance of the shares of Class D Common Stock and
(ii) warrants to purchase 1,421,629 shares of our Class A Common Stock representing 1.0% of the voting power as of June 30, 2007 on an as-converted, fully-diluted basis.

Financial Overview

         As more fully described below, our results of operations for the three months and six months ended June 30, 2007 as compared to the same period in 2006 reflect several important factors, many related to the impact of the transactions which occurred as part of our strategic plan referred to above.

     o Changes in revenues, resulting from the reclassification of some of IPS's operations into discontinued operations as well as the inclusion of revenues for Rand and On Line in the first and second quarters of 2007 as compared to no revenue in the same period in 2006;
     o Inclusion of legal expenses in the first quarter of 2007 related to IPS's discontinued operations;
     o Inclusion of expenses for Rand and On Line for the three and six months ended June 30, 2007 as compared to no expenses in the first and second quarters of 2006; and
     o We closed the transaction contemplated by the PSNW Settlement effective May 31, 2007, and recorded a gain on disposition of discontinued components of $999,725 in the second quarter of 2007.

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

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and six months ended June 30, 2007 and 2006.

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

Recent Accounting Pronouncements

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," ("SFAS 159") which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We do not expect the impact of SFAS 159 to be material to our consolidated financial statements.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Auditing Practices Board ("APB") Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Previously, most changes in accounting principles were required to be recognized by way of including the cumulative effect of the changes in accounting principles in the income statement of the period of change. SFAS 154 requires that such changes in accounting principles be retrospectively applied as of the beginning of the first period presented as if that accounting principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. However, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 was not material to our consolidated financial statements.

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

         The effect of SFAS 123(R) was to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in SFAS 123(R). We adopted the provisions of SFAS 123(R) beginning with the quarter ending March 31, 2006.

         SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. We adopted the modified prospective transition method beginning in 2006.

Results of Operations

         The acquisitions of Rand and On Line were accounted for using the purchase accounting method, meaning that the purchase price, comprised of the consideration paid to the stockholders of Rand and On Line at closing, the fair value of the liabilities assumed and the transaction costs associated with the acquisitions, was allocated to the fair value of the tangible and identifiable intangible assets of Rand and On Line, with any excess being considered goodwill. Our results for the three months and six months ended June 30, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the three months and six months ended June 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, our financial results for the three months and six months ended June 30, 2006 have been reclassified to reflect the operations, including IPS operations, discontinued in 2006 and our surgery and diagnostic center businesses, which were discontinued in 2005.

         This discussion should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto, which are included as a separate section of this Quarterly Report on Form 10-QSB beginning on page F-1.

         The following table sets forth selected statements of operations data expressed as a percentage of our net operating revenues for the three months and six months ended June 30, 2007 and 2006, respectively. Our historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.

                                                                       Three months ended          Six months ended
                                                                             June 30,                   June 30,
                                                                         2007       2006             2007      2006
                                                                      ----------- ---------        --------- --------

 Net operating revenues                                                   100.0%    100.0%           100.0%   100.0%
 Total operating expenses                                                 106.7%    109.4%           106.2%   109.0%
                                                                      ----------- ---------        --------- --------
 Loss from continuing operations before other income (expenses)            (6.7%)    (9.4%)           (6.2%)   (9.0%)
   Total other income (expenses), net                                      (4.4%)    (2.3%)           (4.2%)    3.9%
                                                                      ----------- ---------        --------- --------
 Loss from continuing operations                                          (11.1%)   (11.7%)          (10.4%)   (5.1%)
 Discontinued operations
  Income from operations of discontinued components                        12.5%      2.6%             6.4%     7.7%
                                                                      ----------- ---------        --------- --------
 Net income (loss)                                                          1.4%     (9.1%)           (4.0%)    2.6%
                                                                      =========== =========        ========= ========

Three Months Ended June 30, 2007 and 2006 - Continuing Operations

         Net Operating Revenues.

                                                                                Three months ended June 30,
                                                                            2007                      2006
                                                                     --------------------     ---------------------

RCM Segment                                                                  $ 4,975,098               $ 2,361,762
PM Segment                                                                     3,114,229                 2,799,776
Other                                                                             71,825                   101,196
                                                                     --------------------     ---------------------
                 Total consolidated net operating revenues                    $8,161,152                $5,262,734
                                                                     ====================     =====================

         Our net operating revenues consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS, Rand and On Line, and other revenue. Our results for the three months ended June 30, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the three months ended June 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         For the three months ended June 30, 2007, consolidated net operating revenues increased $2,898,418 or 55.1%, to $8,161,152, as compared with $5,262,734 for the three months ended June 30, 2006.

         Net operating revenues for our RCM segment, which included MBS, Rand and On Line in the second quarter of 2007 and MBS in the second quarter of 2006, totaled $4,975,098 for the three months ended June 30, 2007, an increase of $2,613,336, or 110.7%, over the same period in 2006. Net operating revenues for Rand and On Line totaled $1,658,288 and $610,640, respectively, in the second quarter of 2007. MBS's net operating revenues increased 14.6% in the second quarter of 2007, increasing from $2,361,762 for the three months ended June 30, 2006 to $2,706,170 for the same period in 2007.

         The following table illustrates, by customer category, the contribution of existing, new and lost customers to MBS's net operating revenues for the three months ended June 30, 2007 and 2006, respectively:

                                                                     Three months ended June 30,
                                                                   2007                  2006                Variance
                                                           ---------------------  --------------------   ------------------
MBS net operating revenues:
         Existing customers                                         $ 2,318,939           $ 2,235,408             $ 83,531
         New customers in 2006                                          360,519                15,122              345,397
         New customers in 2007                                           25,812                    --               25,812
         Customers lost in 2006                                             572                41,683              (41,111)
         Customers lost in 2007                                             328                69,549              (69,221)
                                                           ---------------------  --------------------   ------------------
                 Total consolidated net operating revenues          $ 2,706,170           $ 2,361,762            $ 344,408
                                                           =====================  ====================   ==================

         Net operating revenues for our PM segment, which consists of net patient service revenue from IPS's affiliated medical groups, increased $314,453, or 11.2%, from $2,799,776 for the three months ended June 30, 2006 to $3,114,229 for the three months ended June 30, 2007. IPS's clinic-based affiliated pediatric groups experienced increases in patient volume in the second quarter of 2007, with total procedures and immunizations increasing 8,395 and 4,827, respectively, to 78,499 and 16,891 for the three months ended June 30, 2007. These increases can be generally explained by the release of a new vaccine for adolescent females to prevent cervical cancer, which has increased patient demand.

         Other revenue totaled $101,196 for the second quarter of 2006, decreasing $29,371, or 29.0%, to $101,196 for the three months ended June 30, 2007. This represents revenue from our vaccine program, which is a group purchasing alliance for vaccines and medical supplies. The vaccine program, which had 507 enrolled participants at the end of the first quarter of 2007, added a net of approximately six members during the quarter ended June 30, 2007.

         Operating Expenses.

                                                                      Three months ended June 30,
                                                                    2007                     2006
                                                             --------------------  ---------------------

Salaries and benefits                                                $ 4,326,747            $ 2,537,354
Physician group distribution                                             959,296              1,057,813
Facility rent and related costs                                          467,827                326,057
Depreciation and amortization                                            708,505                403,723
Professional and consulting fees                                         314,222                327,573
Insurance                                                                147,337                105,936
Provision for doubtful accounts                                           57,645                 47,293
Other                                                                  1,726,337                952,660
                                                             --------------------  ---------------------
                Total consolidated operating expenses                 $8,707,916            $ 5,758,409
                                                             ====================  =====================

         Our expenses for the three months ended June 30, 2007 include the results of MBS, Rand, On Line and IPS. Our expenses for the three months ended June 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Consolidated operating expenses totaled $8,707,916 for the three months ended June 30, 2007, an increase of $2,949,507 over the same period in 2006.

         Salaries and Benefits. Consolidated salaries and benefits increased $1,789,393 to $4,326,747 for the three months ended June 30, 2007, as compared to $2,537,354 in the second quarter of 2006. Salaries and benefits for Rand and On Line totaled $1,129,280 and $362,134, respectively, for the three months ended June 30, 2007.

         MBS's salaries and benefits totaled $1,641,311 for the three months ended June 30, 2007 as compared to $1,471,325 for the same three months in 2006, an increase of $169,986. Staffing levels increased quarter over quarter, with salaries, including bonuses and overtime, increasing $156,325 and temporary help increasing $17,501 in the second quarter of 2007 as compared to the second quarter of 2006.

         Clinical salaries and benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and may fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $326,051 for the three months ended June 30, 2007, an increase of $20,563 over the same period in 2006. These expenses represented approximately 10.5% and 10.9% of net operating revenues for the quarters ended June 30, 2007 and 2006, respectively.

         Administrative salaries and benefits, excluding MBS, Rand and On Line, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as our corporate staff in Roswell, Georgia. These expenses increased $104,260, or 14.1%, from $737,041 for the three months ended June 30, 2006 to $841,301 for the same period in 2007. The additional expense can be explained generally by the $49,751 increase in stock option compensation expense in the second quarter of 2007, compared to the same period in 2006, as a result of options granted to employees and directors in December 2006. Additionally, the second quarter of 2007 included a full quarter of salary expense for the Director of Practice Operations, a position which was vacant during much of the second quarter of 2006.

         Physician Group Distribution. Physician group distribution decreased $98,517, or 9.3%, for the three months ended June 30, 2007 to $959,296, as compared with $1,057,813 for the three months ended June 30, 2006. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of our financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the quarter ended June 30, 2007, management fee revenue totaled $180,908 and represented approximately 15.9% of net operating income as compared to management fee revenue totaling $178,085 and representing approximately 14.4% of net operating income for the same period in 2006. Physician group distributions represented 30.8% of net operating revenues in the second quarter of 2007, compared to 37.8% of net operating revenues for the same period in 2006. The decrease in physician group distribution for the three months ended June 30, 2007 was directly related to the increase in vaccine expenses, which was primarily the result of increased immunization volume during the second quarter.

         Facility Rent and Related Costs. Facility rent and related costs increased $141,771, or 43.5%, from $326,057 for the three months ended June 30, 2006 to $467,827 for the three months ended June 30, 2007. Rent and related expenses for Rand and On Line totaled $73,828 and $32,771, respectively, for the second quarter of 2007.

         MBS's facility rent and related costs totaled $139,935 for the three months ended June 30, 2007 as compared to $127,442 for the same period in 2006. This increase can be explained generally by increases in base rent at all of MBS's operating locations.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $221,294 for the three months ended June 30, 2007 compared to $198,615 for the same period in 2006.

         Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $705,648 for the three months ended June 30, 2007, an increase of $301,925 over the three months ended June 30, 2006.

         In the second quarter of 2007, depreciation expense related to our fixed assets totaled $71,890 as compared to $51,989 for the same period in 2006. Following is a table that illustrates, by business unit, the depreciation expense for our fixed assets for the three months ended June 30, 2007 and 2006:

                                                                     Three months ended June 30,
                                                                   2007                      2006
                                                            --------------------     ----------------------
Depreciation expense:
         Rand                                                          $ 12,805                       $ --
         On Line                                                         10,217                         --
         MBS                                                             16,802                     17,250
         IPS                                                             15,810                     16,465
         Orion                                                           16,256                     18,274
                                                            --------------------     ----------------------
                 Total consolidated depreciation expense               $ 71,890                   $ 51,989
                                                            ====================     ======================

         Amortization expense related to our intangible assets totaled $636,615 for the three months ended June 30, 2007 as compared to $351,734 for the same period in 2006. Following is a table that illustrates, by business unit, the amortization expense related to our intangible assets in the second quarter of 2007 and 2006:

                                                                     Three months ended June 30,
                                                                   2007                      2006
                                                            --------------------     ---------------------
Amortization expense:
         Rand                                                         $ 131,914                      $ --
         On Line                                                         92,444                        --
         MBS                                                            265,523                   265,523
         IPS                                                             40,700                    86,211
         Orion                                                          106,034                        --
                                                            --------------------     ---------------------
                 Total consolidated depreciation expense              $ 636,615                 $ 351,734
                                                            ====================     =====================

         Rand. Effective December 1, 2006, we purchased Rand for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of Rand at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of Rand totaled $131,914 for the three months ended June 30, 2007.

         On Line. Effective December 1, 2006, we purchased On Line for a combination of cash and notes. Since the consideration for this purchase transaction exceeded the fair value of the net assets of On Line at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of On Line totaled $92,444 for the three months ended June 30, 2007.

         MBS. As part of the DCPS/MBS Merger, we purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $265,523 for the three months ended June 30, 2007 and 2006, respectively.

         IPS. Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $40,700 and $86,211 for the three months ended June 30, 2007 and 2006, respectively. The decrease is directly related to IPS operations discontinued in 2006, which resulted in the impairment of the intangible assets related to those operations at December 31, 2006.

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

         Amortization expense related to the transaction costs described above totaled $106,034 for the three months ended June 30, 2007.

         Professional and Consulting Fees. For the three months ended June 30, 2007, professional and consulting fees totaled $314,222, a decrease of $13,351, or 4.1%, from the same period in 2006. Professional and consulting fees for Rand and On Line totaled $18,490 and $46,996, respectively, in the second quarter of 2007.

         For the three months ended June 30, 2007, MBS recorded professional and consulting expenses totaling $29,388 as compared with $47,621 for the same period in 2006, a decrease of $18,232. This change is primarily the result of a decrease in contract labor used in early 2006 as a result of staffing shortages.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $279,952 for the three months ended June 30, 2006 to $219,348 for the three months ended June 30, 2007. This decrease can be explained generally by a $30,000 decrease in consulting fees related to a business development consultant who was utilized in the first quarter of 2006, as well as decreases in legal, accounting and purchased services totaling approximately $25,000 in the aggregate.

         Insurance. Consolidated insurance expense, which includes the costs of professional liability insurance for affiliated physicians, property and casualty insurance and general liability insurance and directors' and officers' liability insurance, increased from $105,936 for the three months ended June 30, 2006 to $147,337 for the three months ended June 30, 2007. Approximately $22,000 of the increase relates to workers' compensation and errors and omissions insurance for Rand, which was not included in the second quarter 2006 expense totals.

         Provision for Doubtful Accounts. The consolidated provision for doubtful accounts, or bad debt expense, increased $10,352, or 21.9%, for the three months ended June 30, 2007 to $57,645. The entire provision for doubtful accounts for the three months ended June 30, 2007 related to IPS's affiliated medical groups and accounted for 0.9% of IPS's net operating revenues as compared to 0.8% of IPS's net operating revenues for the same period in 2006. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 67.6% in the second quarter of 2007, compared to 64.0% for the same period in 2006.

         Other. Other expenses include general and administrative expenses such as office supplies, telephone and data communications, printing and postage, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, including vaccine costs, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS. Consolidated other expenses totaled $1,726,337 for the three months ended June 30, 2007, an increase of $773,677 over the same period in 2006.

         Following is a table illustrating the composition of other expenses for the three months ended June 30, 2007 and 2006:

                                                                            Three months ended June 30,
                                                                          2007                      2006
                                                                  ---------------------     ---------------------
         Vaccine costs                                                         $716,755                  $342,787
         Medical supplies                                                        63,441                    62,126
         Other direct clinical expenses                                          29,426                    25,496
         Travel                                                                  66,539                    35,690
         Office supplies and printing                                           127,048                    94,733
         Telephone and data communications                                       91,166                    55,321
         Postage and courier                                                    395,275                   179,182
         Board of directors' compensation and meeting expenses                   14,799                    20,001
         Bank charges                                                            44,638                    46,835
         Taxes and licenses                                                      22,836                    20,164
         Other general and administrative expenses                              154,414                    70,325
                                                                  ------------------------------------------------
            Total consolidated other expenses                                $1,726,337                  $952,660
                                                                  ================================================

         Other expenses for Rand and On Line totaled $233,664 and $76,063 for the second quarter of 2007. More than 75% of Rand's and 45% of On Line's other expenses in the second three months of 2007 related to postage, courier and office supplies.

         MBS's other expenses totaled $269,923 for the three months ended June 30, 2006 as compared to $322,055 for the three months ended June 30, 2007. The increase can be explained generally by an aggregate increase of approximately $32,000 in postage and courier expenses in the second quarter of 2007 as compared to the same three-month period in 2006.

         For the three months ended June 30, 2007, IPS's direct clinical expenses, other than salaries and benefits, totaled $809,622, an increase of $374,815 over direct clinical expenses in the same period in 2006, which totaled $434,807. Vaccine expenses increased approximately $375,000 in the second quarter of 2007 when compared with the three months ended June 30, 2006. In addition to price increases for certain vaccines that took effect in late 2006, vaccine purchases increased in the second quarter of 2007 as a result of increased patient volume as well as the continued impact of the release of a new vaccine for adolescent females to prevent cervical cancer.

         General and administrative expenses other than those incurred by our RCM segment totaled $284,953 for the three months ended June 30, 2007, an increase of $32,624 over the same period in 2006, largely as a result of strategic planning meeting expenses incurred in the second quarter.

Other Income (Expenses).

                                                                       Three months ended June 30,
                                                                     2007                      2006
                                                              --------------------     ---------------------

Interest expense                                                       $(353,845)                $(120,333)
Other expense, net                                                       (3,1485)                   (3,114)
                                                              --------------------     ---------------------
                Total other income (expenses), net                     $(356,990)                $(123,447)
                                                              ====================     =====================

         Other expenses, net, totaled $356,990 for the three months ended June 30, 2007 as compared with other expenses, net, of $123,447 for the three months ended June 30, 2006.

         Interest Expense. Consolidated interest expense totaled $353,845 for the three months ended June 30, 2007, an increase of $165,721 over the same period in 2006. Interest expense activity in the second quarter of 2007, including increases over 2006, can be explained generally by the following:

     o MBS Notes. On April 19, 2006, we executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. These notes, in addition to the $1,000,000 in notes payable issued as a result of the DCPS/MBS Merger, represented the retroactive purchase price increase owed to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. On December 1, 2006, we executed the DCPS/MBS Notes, which extended the maturity of the amounts outstanding to the former equity owners of MBS and DCPS from December 15, 2007 to a quarterly principal payment amortization schedule that begins on December 15, 2007 and extends to December 15, 2008, and increased the annual interest rate from 8% to 9%. Interest expense related to these notes totaled $38,573 and $31,429 for the three months ended June 30, 2007 and 2006, respectively.

     o Loan Facilities with Wells Fargo. On December 1, 2006, we entered into the Credit Agreement with Wells Fargo, which provides for a four year $16.5 million senior secured credit facility consisting of a $2 million revolving loan commitment, a $4.5 million term loan and a $10 million acquisition facility commitment. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) As of June 30, 2007, we had amounts outstanding under the revolving loan commitment and term loan of $1,732,368 and $4,316,250, respectively. Interest expense related to these loan facilities totaled approximately $164,000 in the second quarter of 2007.

     o Phoenix Subordinated Debt. On December 1, 2006 we closed the Private Placement with Phoenix and Brantley IV. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) As part of the Private Placement, we issued a senior unsecured subordinated promissory note to Phoenix in the amount of $3.35 million, bearing interest at the combined rate of
          (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. We accrued interest expense of approximately $117,000 on this note in the second quarter of 2007, in addition to approximately $14,000 in additional interest expense related to the amortization of the debt discount that was applied to the warrants issued in conjunction with the subordinated note to Phoenix.

     o Brantley Debt. In March and April 2005, we borrowed an aggregate of $1,250,000 from Brantley IV. We converted the Brantley IV Notes to Class A Common Stock on December 1, 2006. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) Interest expense related to these notes totaled approximately $28,000 for the three months ended June 30, 2006.

     o CIT Line of Credit. In conjunction with the 2004 Mergers, we also entered into a new secured two-year revolving credit facility with CIT. On December 1, 2006, in conjunction with the new loan facilities under the Credit Agreement with Wells Fargo, we paid CIT a total of $1,027,321, which represented full payment of all obligations under the loan and security agreement with CIT, plus expenses. We no longer have any amounts due to CIT. Interest expense related to the CIT credit facility totaled approximately $51,000 in the second quarter of 2006.

Six Months Ended June 30, 2007 and 2006 - Continuing Operations

         Net Operating Revenues.

                                                                         Six months ended June 30,
                                                                      2007                      2006
                                                               --------------------     ---------------------

RCM Segment                                                            $ 9,719,651               $ 4,756,052
PM Segment                                                               6,539,522                 5,935,059
Other                                                                      186,759                   180,645
                                                               --------------------     ---------------------
                 Total consolidated net operating revenues             $16,445,932               $10,871,756
                                                               ====================     =====================

         Our net operating revenues consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS, Rand and On Line, and other revenue. Our results for the six months ended June 30, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the six months ended June 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         For the six months ended June 30, 2007, consolidated net operating revenues increased $5,574,176 or 51.3%, to $16,445,932, as compared with $10,871,756 for the six months ended June 30, 2006.

         Net operating revenues for our RCM segment, which included MBS, Rand and On Line in the first half of 2007 and MBS in the first half of 2006, totaled $9,719,651 for the six months ended June 30, 2007, an increase of $4,963,599, or 104.4%, over the same period in 2006. Net operating revenues for Rand and On Line totaled $3,263,907 and $1,232,910, respectively, for the first six months of 2007. MBS's net operating revenues increased 9.8% in the first half of 2007, increasing from $4,756,052 for the six months ended June 30, 2006 to $5,222,834 for the same period in 2007.

         The following table illustrates, by customer category, the contribution of existing, new and lost customers to MBS's net operating revenues for the six months ended June 30, 2007 and 2006, respectively:



                                                                           Six months ended June 30,
                                                                        2007                  2006              Variance
                                                                ---------------------  -------------------- ------------------
MBS net operating revenues:
         Existing customers                                              $ 4,585,822           $ 4,481,073          $ 104,749
         New customers in 2006                                               603,998                16,325            587,673
         New customers in 2007                                                25,812                    --             25,812
         Customers lost in 2006                                                2,817               120,197           (117,380)
         Customers lost in 2007                                                4,386               138,457           (134,071)
                                                                ---------------------  -------------------- ------------------
                 Total consolidated net operating revenues               $ 5,222,835           $ 4,756,052          $ 466,783
                                                                =====================  ==================== ==================

         Net operating revenues for our PM segment, which consists of net patient service revenue from IPS's affiliated medical groups, increased $604,463, or 10.2%, from $5,935,059 for the six months ended June 30, 2006 to $6,539,522 for the six months ended June 30, 2007. IPS's clinic-based affiliated pediatric groups experienced increases in patient volume in the first half of 2007, with total procedures and immunizations increasing 15,506 and 7,845, respectively, to 166,072 and 32,279 for the six months ended June 30, 2007. These increases can be generally explained by the release of a new vaccine for adolescent females to prevent cervical cancer, which has increased patient demand for certain immunizations.

         Other revenue totaled $186,759 for the first half of 2006, decreasing $6,114, or 3.3%, to $180,645 for the six months ended June 30, 2007. This represents revenue from our vaccine program, which is a group purchasing alliance for vaccines and medical supplies. The vaccine program, which had 493 enrolled participants at the end of 2006, added a net of approximately twenty members during the six months ended June 30, 2007.

         Operating Expenses.

                                                                         Six months ended June 30,
                                                                      2007                      2006
                                                               --------------------  ---------------------

Salaries and benefits                                                  $ 8,422,244            $ 5,052,577
Physician group distribution                                             2,371,495              2,364,915
Facility rent and related costs                                            930,790                666,621
Depreciation and amortization                                            1,417,249                808,369
Professional and consulting fees                                           667,252                649,541
Insurance                                                                  272,541                233,130
Provision for doubtful accounts                                            118,167                109,416
Other                                                                    3,268,572              1,960,614
                                                               --------------------  ---------------------
                Total consolidated operating expenses                  $17,468,310           $ 11,845,183
                                                               ====================  =====================

         Our expenses for the six months ended June 30, 2007 include the results of MBS, Rand, On Line and IPS. Our expenses for the six months ended June 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Consolidated operating expenses totaled $17,468,310 for the six months ended June 30, 2007, an increase of $5,623,127 over the same period in 2006.

         Salaries and Benefits. Consolidated salaries and benefits increased $3,369,667 to $8,422,244 for the six months ended June 30, 2007, as compared to $5,052,577 in the first half of 2006. Salaries and benefits for Rand and On Line totaled $2,160,017 and $722,457, respectively, for the six months ended June 30, 2007.

         MBS's salaries and benefits totaled $3,243,933 for the six months ended June 30, 2007 as compared to $2,922,367 for the same six months in 2006, an increase of $321,566. Staffing levels increased year-over-year, with salaries, including bonuses and overtime, increasing $246,635 and temporary help increasing $79,240 in the first half of 2007 as compared to the same period in 2006.

         Clinical salaries and benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and may fluctuate indirectly to increases and/or decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $647,535 for the six months ended June 30, 2007, an increase of $35,830 over the same period in 2006. These expenses represented approximately 9.9% and 10.3% of net operating revenues for the six-month periods ended June 30, 2007 and 2006, respectively.

         Administrative salaries and benefits, excluding MBS, Rand and On Line, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as our corporate staff in Roswell, Georgia. These expenses increased $126,406, or 8.6%, from $1,466,001 for the six months ended June 30, 2006 to $1,592,407 for the same period in 2007. The additional expense can be explained generally by the $94,636 increase in stock option compensation expense in the first half of 2007, compared to the same period in 2006, as a result of options granted to employees and directors in December 2006. Additionally, the first half of 2007 included a full five months of salary expense for the Director of Practice Operations, a position which was vacant during much of the second quarter of 2006.

         Physician Group Distribution. Physician group distribution increased $6,580, or 0.3%, for the six months ended June 30, 2007 to $2,371,495, as compared with $2,364,915 for the six months ended June 30, 2006. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of our financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the six months ended June 30, 2007, management fee revenue totaled $404,984 and represented approximately 14.6% of net operating income as compared to management fee revenue totaling $395,054 and representing approximately 14.3% of net operating income for the same period in 2006. Physician group distributions represented 36.3% of net operating revenues in the first half of 2007, compared to 39.8% of net operating revenues for the same period in 2006. Physician group distribution for the six months ended June 30, 2007 remained relatively flat despite increased revenues largely due to increases in vaccine expenses as a result of increased immunization volume during the first half of 2007.

         Facility Rent and Related Costs. Facility rent and related costs increased $264,170, or 39.6%, from $666,621 for the six months ended June 30, 2006 to $930,790 for the six months ended June 30, 2007. Rent and related expenses for Rand and On Line totaled $141,260 and $63,726, respectively, for the first half of 2007.

         MBS's facility rent and related costs totaled $286,623 for the six months ended June 30, 2007 as compared to $256,895 for the same period in 2006. This increase can be explained generally by increases in base rent at all of MBS's operating locations.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $439,181 for the six months ended June 30, 2007 compared to $409,726 for the same period in 2006.

         Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $1,414,392 for the six months ended June 30, 2007, an increase of $606,023 over the six months ended June 30, 2006.

         In the first six months of 2007, depreciation expense related to our fixed assets totaled $146,875 as compared to $104,900 for the same period in 2006. Following is a table that illustrates, by business unit, the depreciation expense for our fixed assets for the six months ended June 30, 2007 and 2006:

                                                                         Six months ended June 30,
                                                                      2007                      2006
                                                               --------------------     ----------------------
Depreciation expense:
         Rand                                                             $ 25,285                       $ --
         On Line                                                            20,684                         --
         MBS                                                                34,216                     34,836
         IPS                                                                31,831                     33,607
         Orion                                                              34,860                     36,457
                                                               --------------------     ----------------------
                 Total consolidated depreciation expense                 $ 146,876                  $ 104,900
                                                               ====================     ======================

         Amortization expense related to our intangible assets totaled $1,267,516 for the six months ended June 30, 2007 as compared to $703,468 for the same period in 2006. Following is a table that illustrates, by business unit, the amortization expense related to our intangible assets for the first six months of 2007 and 2006:

                                                                             Six months ended June 30,
                                                                          2007                      2006
                                                                   --------------------     ---------------------
Amortization expense:
         Rand                                                                $ 263,828                      $ --
         On Line                                                               184,887                        --
         MBS                                                                   531,046                   531,046
         IPS                                                                    81,400                   172,422
         Orion                                                                 209,212                        --
                                                                   --------------------     ---------------------
                 Total consolidated depreciation expense                   $ 1,270,373                 $ 703,468
                                                                   ====================     =====================

         Rand. Effective December 1, 2006, we purchased Rand for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of Rand at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of Rand totaled $263,828 for the six months ended June 30, 2007.

         On Line. Effective December 1, 2006, we purchased On Line for a combination of cash and notes. Since the consideration for this purchase transaction exceeded the fair value of the net assets of On Line at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of On Line totaled $184,887 for the six months ended June 30, 2007.

         MBS. As part of the DCPS/MBS Merger, we purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $531,046 for the six months ended June 30, 2007 and 2006, respectively.

         IPS. Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $81,400 and $172,422 for the six months ended June 30, 2007 and 2006, respectively. The decrease is directly related to IPS operations discontinued in 2006, which resulted in the impairment of the intangible assets related to those operations at December 31, 2006.

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

         Amortization expense related to the transaction costs described above totaled $209,212 for the six months ended June 30, 2007.

         Professional and Consulting Fees. For the six months ended June 30, 2007, professional and consulting fees totaled $687,252, an increase of $17,711, or 2.7%, over the same period in 2006. Professional and consulting fees for Rand and On Line totaled $29,312 and $90,201 in the first six months of 2007.

         For the six months ended June 30, 2007, MBS recorded professional and consulting expenses totaling $63,993 as compared with $88,476 for the same period in 2006, a decrease of $24,483. This change is primarily the result of a decrease in contract labor used in early 2006 as a result of staffing shortages.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $561,065 for the six months ended June 30, 2006 to $483,746 for the six months ended June 30, 2007. This decrease can be explained generally by a $61,000 decrease in consulting fees related to a business development consultant who was utilized in the first half of 2006.

         Insurance. Consolidated insurance expense, which includes the costs of professional liability insurance for affiliated physicians, property and casualty insurance and general liability insurance and directors' and officers' liability insurance, increased from $233,130 for the six months ended June 30, 2006 to $272,541 for the six months ended June 30, 2007. Approximately $25,000 of the increase relates to workers' compensation and errors and omissions insurance for Rand, which was not included in 2006. Professional liability insurance and workers' compensation insurance also increased slightly on a year over year basis.

         Provision for Doubtful Accounts. The consolidated provision for doubtful accounts, or bad debt expense, increased $8,751, or 8.0%, for the six months ended June 30, 2007 to $118,167. The entire provision for doubtful accounts for the six months ended June 30, 2007 related to IPS's affiliated medical groups and accounted for 1.8% of IPS's net operating revenues in the first half of 2007 and 2006. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 68.5% in the first six months of 2007, compared to 65.2% for the same period in 2006.

         Other. Other expenses include general and administrative expenses such as office supplies, telephone and data communications, printing and postage, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, including vaccine costs, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS. Consolidated other expenses totaled $3,268,572 for the six months ended June 30, 2007, an increase of $1,307,956 over the same period in 2006.

         Following is a table illustrating the composition of other expenses for the six months ended June 30, 2007 and 2006:

                                                                               Six months ended June 30,
                                                                            2007                      2006
                                                                    --------------------- ---------------------
         Vaccine costs                                                        $1,271,511               $718,307
         Medical supplies                                                        132,883                127,605
         Other direct clinical expenses                                           58,699                 48,566
         Travel                                                                  114,639                 70,132
         Office supplies and printing                                            267,029                194,751
         Telephone and data communications                                       186,176                120,425
         Postage and courier                                                     732,189                367,524
         Board of directors' compensation and meeting expenses                    29,598                 40,002
         Bank charges                                                             98,777                 92,402
         Taxes and licenses                                                       70,011                 34,071
         Other general and administrative expenses                               307,060                146,829
                                                                    ---------------------  ---------------------
            Total consolidated other expenses                                 $3,268,572             $1,960,614
                                                                    =====================  =====================

         Other expenses for Rand and On Line totaled $393,442 and $176,953, respectively, for the first six months of 2007. Approximately 75% of Rand's and 54% of On Line's other expenses in the first six months of 2007 related to postage, courier and office supplies.

         MBS's other expenses totaled $556,621 for the six months ended June 30, 2006 as compared to $629,194 for the six months ended June 30, 2007. The increase can be explained generally by an aggregate increase of approximately $63,000 in postage and courier expenses in the first half of 2007 as compared to the same six-month period in 2006.

         For the six months ended June 30, 2007, IPS's direct clinical expenses, other than salaries and benefits, totaled $1,463,093, an increase of $568,718 over direct clinical expenses in the same period in 2006, which totaled $894,375. Vaccine expenses increased approximately $555,000 in the first half of 2007 when compared with the six months ended June 30, 2006. In addition to price increases for certain vaccines that took effect in late 2006, vaccine purchases increased in the first six months of 2007 as a result of increased patient volume as well as the continued impact of the release of a new vaccine for adolescent females to prevent cervical cancer.

         General and administrative expenses other than those incurred by our RCM segment totaled $605,890 for the six months ended June 30, 2007, an increase of $96,373 over the same period in 2006. This increase can be explained generally by the following: (i) franchise taxes for Illinois increased approximately $37,000 in the first half of 2007 as a result of changes in our corporate structure; (ii) business promotion expenses totaled approximately $16,000 in the first six months of 2007 and related to printed marketing materials to be used at trade shows and in conjunction with other corporate presentations; and (iii) meeting expenses related to a strategic planning meeting totaled approximately $37,000 for the six months ended June 30, 2007.

Other Income (Expenses).

                                                                           Six months ended June 30,
                                                                        2007                      2006
                                                                 --------------------     ---------------------

Interest expense                                                          $(685,064)                $(231,454)
Gain on forgiveness of debt                                                      --                   665,463
Other expense, net                                                          (11,999)                  (11,404)
                                                                 --------------------     ---------------------
                Total other income (expenses), net                        $(697,063)                  $422,605
                                                                 ====================     =====================

         Other expenses, net, totaled $697,063 for the six months ended June 30, 2007 as compared with other income, net, of $422,605 for the six months ended June 30, 2006.

         Interest Expense. Consolidated interest expense totaled $685,064 for the six months ended June 30, 2007, an increase of $366,929 over the same period in 2006. Interest expense activity in the first six months of 2007, including increases over 2006, can be explained generally by the following:

     o MBS Notes. On April 19, 2006, we executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. These notes, in addition to the $1,000,000 in notes payable issued as a result of the DCPS/MBS Merger, represented the retroactive purchase price increase owed to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. On December 1, 2006, we executed the DCPS/MBS Notes, which extended the maturity of the amounts outstanding to the former equity owners of MBS and DCPS from December 15, 2007 to a quarterly principal payment amortization schedule that begins on December 15, 2007 and extends to December 15, 2008, and increased the annual interest rate from 8% to 9%. Interest expense related to these notes totaled $77,145 and $51,541 for the six months ended June 30, 2007 and 2006, respectively.

     o Loan Facilities with Wells Fargo. On December 1, 2006, we entered into the Credit Agreement with Wells Fargo, which provides for a four year $16.5 million senior secured credit facility consisting of a $2 million revolving loan commitment, a $4.5 million term loan and a $10 million acquisition facility commitment. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) As of June 30, 2007, we had amounts outstanding under the revolving loan commitment and term loan of $1,732,368 and $4,316,250, respectively. Interest expense related to these loan facilities totaled approximately $309,000 in the first half of 2007.

     o Phoenix Subordinated Debt. On December 1, 2006 we closed the Private Placement with Phoenix and Brantley IV. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) As part of the Private Placement, we issued a senior unsecured subordinated promissory note to Phoenix in the amount of $3.35 million, bearing interest at the combined rate of
          (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. We accrued interest expense of approximately $235,000 on this note in the first half of 2007, in addition to approximately $28,000 in additional interest expense related to the amortization of the debt discount that was applied to the warrants issued in conjunction with the subordinated note to Phoenix.

     o Brantley Debt. In March and April 2005, we borrowed an aggregate of $1,250,000 from Brantley IV. We converted the Brantley IV Notes to Class A Common Stock on December 1, 2006. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Recent Developments.) Interest expense related to these notes totaled approximately $57,000 for the six months ended June 30, 2006.

     o CIT Line of Credit. In conjunction with the 2004 Mergers, we also entered into a new secured two-year revolving credit facility with CIT. On December 1, 2006, in conjunction with the new loan facilities under the Credit Agreement with Wells Fargo, we paid CIT a total of $1,027,321, which represented full payment of all obligations under the loan and security agreement with CIT, plus expenses. We no longer have any amounts due to CIT. Interest expense related to the CIT credit facility totaled approximately $115,000 in the first six months of 2006.

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

Three Months and Six Months Ended June 30, 2007 and 2006 - Discontinued
Operations

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

         Dayton ICS. IPS is party to a management services agreement ("the Dayton MSA") with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for Dayton ICS for the quarter ended December 31, 2006.

         PSNW. IPS was party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. We recorded a gain on disposal of discontinued components totaling $999,725 for the quarter ended June 30, 2007. PSNW and IPS have been released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center businesses, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, from our surgery centers. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $968 and $61,038, respectively, for the three months and six months ended June 30, 2006.

         The following table contains selected financial information regarding our discontinued operations for the three months and six months ended June 30, 2007 and 2006:

                                                                  Three months ended June 30,  Six months ended June 30,
                                                                       2007           2006         2007         2006
                                                                  --------------  ------------ ------------- -----------

Net operating revenues from discontinued operations                    $641,552    $1,669,948    $1,578,152  $3,292,259
Total expenses from discontinued operations                            (621,552)   (1,531,023)   (1,528,152) (3,118,797)
                                                                  --------------  ------------ ------------- -----------
Income from discontinued operations                                      20,000       138,925        50,000     173,462
 Gain on disposal of discontinued operations                            999,725            --       999,725     668,387
                                                                  --------------  ------------ ------------- -----------
Net income from discontinued operations                              $1,019,725      $138,925    $1,049,725    $841,849
                                                                  ==============  ============ ============= ===========

Liquidity and Capital Resources

         Net cash used by operating activities totaled $419,905 for the six months ended June 30, 2007 as compared with cash provided by operating activities of $575,852 for the six months ended June 30, 2006. Net cash used in operations increased in the first half of 2007 largely as a result of (i) increased interest expense in 2007 as a result of the Wells Fargo loan facilities and the subordinated debt with Phoenix; and (ii) increased legal expenses in the first quarter of 2007 related to operations we discontinued at the end of 2006. The net impact of discontinued operations on net cash used by operating activities in the first six months of 2007 was $804,851.

         For the six months ended June 30, 2007, net cash used in investing activities totaled $89,309 compared to $417,234 in net cash provided by investing activities for the same period in 2006. The net impact of discontinued operations on net cash provided by investing activities in the first six months of 2006 related to the transactions involving the sale of Memorial Village and San Jacinto.

         Net cash provided by financing activities totaled $142,315 for the six months ended June 30, 2007 as compared to $962,970 in cash used in financing activities for the same period in 2006. The change in cash sources and uses related to financing activities from the first six months of 2006 to the first six months of 2007 can be explained generally by the following:

     o We borrowed an aggregate of approximately $550,000 from Wells Fargo in the first six months of 2007 under the revolving loan commitment pursuant to the Credit Agreement;

     o We made aggregate principal payments of $157,500 to Wells Fargo in the first half of 2007 pursuant to the amortization of our term loan commitment;

     o We repaid an aggregate of $75,000 to the former shareholder of On Line as repayment for one of the notes issued on December 1, 2006 as consideration in connection with our acquisition of On Line;

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

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of June 30, 2007, we were in compliance with all of the financial covenants under the Credit Agreement.

         As of June 30, 2007, our revolving loan commitment with Wells Fargo had limited availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan is the identification of potential acquisition targets that will increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. (See "Company History and Recent Developments.") In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         IPS was party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which was the closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS have been released from any further obligation to each other from any previous agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders (the "Annual Meeting") on May 9, 2007. At the Annual Meeting, the stockholders voted on and approved each of the following proposals:

Proposal One:     To elect five directors of the Company to serve until the 2008 annual meeting of stockholders or until their respective successors are elected and qualified.

                  The following list indicates the number of votes received by each of the nominees for election to our board of directors in Proposal One:

                                              For                Withheld
                                              ---                --------
                   Terrence L. Bauer      127,588,486               12,157
                    Paul H. Cascio        127,578,706               21,937
                    Michael J. Finn       127,566,093               34,550
                      David Crane         127,573,343               27,300
                 Joseph M. Valley, Jr.    127,588,486               12,157

Proposal Two:     To ratify the the appointment of UHY, L.L.P. as our
                  independent public auditors. Proposal Two was approved by holders of 97.9% of the outstanding shares of our common stock
                  (including Class A and Class D Common Stock) entitled to vote at the Annual Meeting. Specifically, a total of 127,400,898 shares were voted in favor of this proposal, 6,454 shares were voted against this proposal, and 193,291 shares abstained from voting on this proposal.

ITEM 5. OTHER INFORMATION

         On May 21, 2007, the Compensation Committee of our Board of Directors awarded Terrence L. Bauer, President and Chief Executive Officer, and Stephen H. Murdock, Chief Financial Officer, cash bonuses of $100,000 and $20,000, respectively, as a result of their efforts in connection with consummating the Rand and On Line acquisitions, the debt and equity issuances and the credit facility refinancing that were consummated in December 2006. The bonuses were to be payable within ninety days after the grant date.

ITEM 6. EXHIBITS

         The following documents are filed as exhibits to this Quarterly Report on Form 10-QSB pursuant to Item 601 of Regulation S-B. Since our incorporation, we have operated under various names including: Technical Coatings, Inc., SurgiCare, Inc. and Orion HealthCorp, Inc. Exhibits listed below refer to these names collectively as "the Company."

     Exhibit No.      Description
     -----------      -----------
          24.1        Power of Attorney (See Signatures on page 26)
          31.1        Rule 13a-14(a)/15d-14(a) Certification
          31.2        Rule 13a-14(a)/15d-14(a) Certification
          32.1        Section 1350 Certification
          32.2        Section 1350 Certification

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ORION HEALTHCORP, INC.


                                    By:   /s/ Terrence L. Bauer
                                          --------------------------------------
Dated: August 9, 2007                     Terrence L. Bauer
                                          President, Chief Executive Officer and
                                          Director
                                          (Duly Authorized Representative)


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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2007.


By:    /s/ Terrence L. Bauer                            By:  /s/ Robert P. Pinkas
     ------------------------------------------------       -----------------------------------------
        Terrence L.  Bauer                                   Robert P. Pinkas
        President, Chief Executive Officer and               Director
        Director (Principal Executive Officer)



By:    /s/ Paul H. Cascio                               By:  /s/ Joseph M. Valley, Jr.
     ------------------------------------------------       ------------------------------------------
        Paul H. Cascio                                       Joseph M. Valley, Jr.
        Director                                             Director



By:    /s/ David Crane                                  By:   /s/ Stephen H. Murdock
     ------------------------------------------------        -----------------------------------------
       David Crane                                            Stephen H. Murdock
       Director                                               Chief Financial Officer (Principal Accounting
                                                              and Financial Officer)

                             ORION HEALTHCORP, INC.

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                                                                Page Number
                                                                                                               --------------
Consolidated Condensed Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006                            F-2
Consolidated Condensed Statements of Operations for the Three Months Ended June 30, 2007 and 2006 (unaudited)          F-3
Consolidated Condensed Statements of Operations for the Six Months Ended June 30, 2007 and 2006 (unaudited)            F-4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006 (unaudited)          F-5
Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)            F-6
Notes to Unaudited Consolidated Condensed Financial Statements                                                         F-7

Orion HealthCorp, Inc.
Consolidated Condensed Balance Sheets

                                                                                                 June 30,   December 31,
                                                                                                   2007         2006
                                                                                               ------------ ------------
                                                                                               (Unaudited)
 Current assets
   Cash and cash equivalents                                                                      $276,733     $643,632
   Accounts receivable, net                                                                      3,508,244    3,575,375
   Inventory                                                                                       250,947      277,799
   Prepaid expenses and other current assets                                                       576,763      406,790
   Assets held for sale                                                                                 --      502,147
                                                                                               ------------ ------------
  Total current assets                                                                           4,612,687    5,405,743
                                                                                               ------------ ------------
 Property and equipment, net                                                                       616,868      711,012
                                                                                               ------------ ------------
 Other long-term assets
   Intangible assets, excluding goodwill, net                                                   13,282,266   14,343,429
   Goodwill                                                                                      7,815,303    7,815,303
   Other assets, net                                                                             2,642,982    1,907,710
                                                                                               ------------ ------------
  Total other long-term assets                                                                  23,740,551   24,066,442
                                                                                               ------------ ------------
   Total assets                                                                                $28,970,106  $30,183,197
                                                                                               ============ ============
 Current liabilities
   Accounts payable and accrued expenses                                                        $6,218,564   $6,937,935
   Current portion of capital lease obligations                                                     89,279      103,004
   Current portion of long-term debt                                                             2,273,907    1,744,368
   Current portion of long-term debt held by related parties                                       850,000      325,000
   Liabilities held for sale                                                                            --      158,714
                                                                                               ------------ ------------
  Total current liabilities                                                                      9,431,750    9,269,021
                                                                                               ------------ ------------
 Long-term liabilities
   Capital lease obligations, net of current portion                                                88,799      155,034
   Long-term debt, net of current portion                                                        6,573,751    6,833,750
   Long-term debt, net of current portion, held by related parties                               3,969,338    4,541,603
                                                                                               ------------ ------------
  Total long-term liabilities                                                                   10,631,888   11,530,387
                                                                                               ------------ ------------
 Commitments and contingencies                                                                          --           --
 Stockholders' equity
   Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and
    outstanding                                                                                         --           --
   Common Stock, Class A, par value $0.001; 300,000,000 shares authorized at June 30, 2007 and
    December 31, 2006, respectively; 105,504,032 and 105,374,487 shares issued and outstanding
    at June 30, 2007 and December 31, 2006, respectively                                           105,506      105,375
   Common Stock, Class D, par value $0.001; 50,000,000 shares authorized at June 30, 2007 and
    December 31, 2006, respectively; 24,658,955 shares issued and outstanding at June 30, 2007
    and December 31, 2006                                                                           24,659       24,659
    Additional paid-in capital                                                                  64,068,305   63,876,039
    Accumulated deficit                                                                        (55,253,684) (54,583,966)
    Treasury stock - at cost; 9,140 shares                                                         (38,318)     (38,318)
                                                                                               ------------ ------------
  Total stockholders' equity                                                                     8,906,468    9,383,789
                                                                                               ------------ ------------
   Total liabilities and stockholders' equity                                                  $28,970,106  $30,183,197
                                                                                               ============ ============

 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Condensed Statements of Operations
                                                                                  For the Three Months Ended June 30,
                                                                                       2007               2006
                                                                                 ----------------- -------------------
                                                                                    (Unaudited)        (Unaudited)

 Net operating revenues                                                          $      8,161,152  $        5,262,734
 Operating expenses
   Salaries and benefits                                                                4,326,747           2,537,354
   Physician group distribution                                                           959,296           1,057,813
   Facility rent and related costs                                                        467,827             326,057
   Depreciation and amortization                                                          708,505             403,723
   Professional and consulting fees                                                       314,222             327,573
   Insurance                                                                              147,337             105,936
   Provision for doubtful accounts                                                         57,645              47,293
   Other expenses                                                                       1,726,337             952,660
                                                                                 ----------------- -------------------
  Total operating expenses                                                              8,707,916           5,758,409
                                                                                 ----------------- -------------------
 Loss from continuing operations before other income (expenses)                          (546,764)           (495,675)
                                                                                 ----------------- -------------------

 Other income (expenses)
   Interest expense                                                                      (353,845)           (120,333)
   Gain on forgiveness of debt                                                                 --                  --
   Other expense, net                                                                      (3,145)             (3,114)
                                                                                 ----------------- -------------------
  Total other income (expenses), net                                                     (356,990)           (123,447)
                                                                                 ----------------- -------------------
 Loss from continuing operations                                                         (903,754)           (619,122)

 Discontinued operations
  Income from operations of discontinued components                                     1,019,725             138,925
                                                                                 ----------------- -------------------
 Net income (loss)                                                               $        115,971  $         (480,197)
                                                                                 ================= ===================

 Weighted average common shares outstanding
 ------------------------------------------
  Basic                                                                               105,502,884          12,591,319
  Diluted                                                                             105,502,884          12,591,319

 Income (loss) per share
 -----------------------
  Basic
   Net loss per share from continuing operations                                 $          (0.01) $            (0.05)
   Income per share from discontinued operations                                 $           0.01  $             0.01
                                                                                 ----------------- -------------------
   Net income (loss) per share                                                   $           0.00  $            (0.04)
                                                                                 ================= ===================

  Diluted
   Net loss per share from continuing operations                                 $          (0.01) $            (0.05)
   Income per share from discontinued operations                                 $           0.01  $             0.01
                                                                                 ----------------- -------------------
   Net income (loss) per share                                                   $           0.00  $            (0.04)
                                                                                 ================= ===================


 The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations
                                                                                      For the Six Months Ended June 30,
                                                                                           2007              2006
                                                                                     ---------------- ------------------
                                                                                        (Unaudited)        (Unaudited)

 Net operating revenues                                                              $    16,445,932  $      10,871,756

 Operating expenses
   Salaries and benefits                                                                   8,422,244          5,052,577
   Physician group distribution                                                            2,371,495          2,364,915
   Facility rent and related costs                                                           930,790            666,621
   Depreciation and amortization                                                           1,417,249            808,369
   Professional and consulting fees                                                          667,252            649,541
   Insurance                                                                                 272,541            233,130
   Provision for doubtful accounts                                                           118,167            109,416
   Other expenses                                                                          3,268,572          1,960,614
                                                                                     ---------------- ------------------
  Total operating expenses                                                                17,468,310         11,845,183
                                                                                     ---------------- ------------------
 Loss from continuing operations before other income (expenses)                           (1,022,378)          (973,427)
                                                                                     ---------------- ------------------

 Other income (expenses)
   Interest expense                                                                         (685,064)          (231,454)
   Gain on forgiveness of debt                                                                    --            665,463
   Other expense, net                                                                        (11,999)           (11,404)
                                                                                     ---------------- ------------------
  Total other income (expenses), net                                                        (697,063)           422,605
                                                                                     ---------------- ------------------
 Loss from continuing operations                                                          (1,719,441)          (550,822)

 Discontinued operations
  Income from operations of discontinued components                                        1,049,725            841,849
                                                                                     ---------------- ------------------
 Net income (loss)                                                                   $      (669,716) $         291,027
                                                                                     ================ ==================

 Weighted average common shares outstanding
 ------------------------------------------
  Basic                                                                                  105,497,742         12,510,131
  Diluted                                                                                105,497,742         89,319,164

 Income (loss) per share
 -----------------------

  Basic
   Net loss per share from continuing operations                                     $         (0.02) $           (0.04)
   Net income per share from discontinued operations                                 $          0.01  $            0.07
                                                                                     ---------------- ------------------
   Net income (loss) per share                                                       $         (0.01) $            0.03
                                                                                     ================ ==================

  Diluted

   Net loss per share from continuing operations                                     $         (0.02) $           (0.01)
   Net income per share from discontinued operations                                 $          0.01  $            0.01
                                                                                     ---------------- ------------------
   Net income (loss) per share                                                       $         (0.01) $            0.00
                                                                                     ================ ==================


 The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                                              For the Three Months Ended June 30,
                                                                                    2007               2006
                                                                              ----------------   ----------------
                                                                                 (Unaudited)        (Unaudited)
Operating activities
 Net income (loss)                                                            $       115,971    $      (480,197)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Provision for doubtful accounts                                                      57,645             47,293
  Depreciation and amortization                                                       708,505            403,723
  Stock option compensation expense                                                    99,393             49,642
  Issuance of stock                                                                        41                 --
  Impact of discontinued operations                                                  (718,041)            98,309
  Changes in operating assets and liabilities:
   Accounts receivable                                                                 29,362             27,450
   Inventory                                                                          114,736             27,553
   Prepaid expenses and other assets                                                   58,459            (89,095)
   Other assets                                                                      (140,691)            12,339
   Accounts payable and accrued expenses                                             (152,427)           (39,844)
                                                                              ----------------   ----------------
Net cash provided by operating activities                                             172,953             57,173
                                                                              ----------------   ----------------

Investing activities
 Purchase of property and equipment                                                   (46,128)           (11,743)
 Impact of discontinued operations                                                      1,550                 --
 Issuance of stock                                                                          5                 --
                                                                              ----------------   ----------------
Net cash used in investing activities                                                 (44,573)           (11,743)
                                                                              ----------------   ----------------

Financing activities
 Net repayments of capital lease obligations                                          (57,427)           (22,010)
 Net borrowings (repayments) on line of credit                                        119,617           (163,991)
 Net repayments of senior notes payable                                              (105,000)                --
 Net borrowings from related parties                                                   13,868                 --
 Net repayments of notes payable                                                      (15,000)            (5,495)
 Net repayments of other obligations                                                  (56,584)           (22,561)
                                                                              ----------------   ----------------
Net cash used in financing activities                                                (100,526)          (214,057)
                                                                              ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                                   27,854           (168,627)

Cash and cash equivalents, beginning of period                                        248,879            497,550
                                                                              ----------------   ----------------
Cash and cash equivalents, end of period                                      $       276,733    $       328,923
                                                                              ================   ================

Supplemental cash flow information
 Cash paid during the period for
  Income taxes                                                                $            --    $            --
  Interest                                                                    $       339,979    $        91,896


 The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                                                     For the Six Months Ended June 30,
                                                                                          2007                2006
                                                                                     --------------       -------------
                                                                                       (Unaudited)         (Unaudited)

Operating activities
 Net income (loss)                                                                   $    (669,716)       $    291,027
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Provision for doubtful accounts                                                          118,167             109,416
  Depreciation and amortization                                                          1,417,249             808,369
  Gain on forgiveness of debt                                                                   --            (665,463)
  Stock option compensation expense                                                        192,349              97,713
  Issuance of stock                                                                             41                  --
  Impact of discontinued operations                                                       (804,851)            430,932
  Changes in operating assets and liabilities:
   Accounts receivable                                                                     149,363             169,295
   Inventory                                                                                26,852              35,957
   Prepaid expenses and other assets                                                      (169,973)            (85,912)
   Other assets                                                                           (142,880)             12,942
   Accounts payable and accrued expenses                                                  (536,506)           (628,424)
                                                                                     --------------       -------------
Net cash used in operating activities                                                     (419,905)            575,852
                                                                                     --------------       -------------

Investing activities
 Sale (purchase) of property and equipment                                                 (92,414)            (13,010)
 Impact of discontinued operations                                                           3,100             430,244
 Proceeds from equity transaction                                                                5                  --
                                                                                     --------------       -------------
Net cash provided by (used in) investing activities                                        (89,309)            417,234
                                                                                     --------------       -------------

Financing activities
 Net repayment of capital lease obligations                                                (79,960)            (45,700)
 Net borrowings (repayments) on line of credit                                             549,968            (418,221)
 Net repayments of senior notes payable                                                   (157,500)           (125,492)
 Net repayments to related parties                                                         (47,264)           (199,697)
 Net repayments of notes payable                                                           (35,000)                 --
 Net borrowings (repayments) of other obligations                                          (87,929)            126,140
 Impact of discontinued operations                                                              --            (300,000)
                                                                                     --------------       -------------
Net cash provided by (used in) financing activities                                        142,315            (962,970)
                                                                                     --------------       -------------

Net increase (decrease) in cash and cash equivalents                                      (366,899)             30,116

Cash and cash equivalents, beginning of period                                             643,632             298,807
                                                                                     --------------       -------------
Cash and cash equivalents, end of period                                             $     276,733        $    328,923
                                                                                     ==============       =============

Supplemental cash flow information
 Cash paid during the period for
  Income taxes                                                                       $          --        $         --
  Interest                                                                           $     657,328        $    174,891

 The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2007 and 2006

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

         Our unaudited consolidated condensed financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Our results for the three months and six months ended June 30, 2007 include the results of Medical Billing Services, Inc. ("MBS"), Rand Medical Billing, Inc. ("Rand"), On Line Alternatives, Inc. ("OLA"), On Line Payroll Services, Inc. ("OLP") (collectively with OLA, "On Line"), and Integrated Physician Solutions, Inc. ("IPS"). Our results for the three months and six months ended June 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006. All material intercompany balances and transactions have been eliminated in consolidation.

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

         Certain reclassifications have been made in the 2006 financial statements to conform to the reporting format in 2007. Such reclassifications had no effect on previously reported earnings. In addition, the first and second quarter financial statements were restated to reflect operations discontinued subsequent to the first and second quarters of 2006.

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

         Revenue Cycle Management Segment ("RCM")

         Our RCM segment includes three business units, MBS, Rand and On Line. We offer billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists, allowing them to avoid the infrastructure investment in their own back-office operations. In addition, we provide these services to other specialties including plastic surgery, family practice, internal medicine, orthopedics, neurologists, emergency medicine and ambulatory surgery centers. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens. MBS currently provides services to approximately 56 clients. Rand currently provides services to approximately 54 clients. On Line currently provides services to approximately 20 billing clients and 43 transcription clients and provides payroll processing services to over 200 clients.

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

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of June 30, 2007, IPS managed six practice sites, representing three medical groups in Illinois and Ohio. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

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

         IPS is party to a management services agreement (the "Dayton MSA") with Dayton Infant Care Specialists, Corp. ("Dayton ICS"). The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively.

         IPS was party to a management services agreement (the "Illinois MSA") with Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW"). IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into a settlement agreement (the "PSNW Settlement") to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. Among other provisions, after May 31, 2007, PSNW and IPS have been released from any further obligation to each other from any previous agreement. The operations of PSNW are reflected on our consolidated condensed statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively.

Ambulatory Surgery Center Business

         As of June 30, 2007, we no longer have ownership or management interests in surgery and diagnostic centers.

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

         On Line. We acquired all of the issued and outstanding capital stock of On Line for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash and the issuance of unsecured subordinated promissory notes. As of the closing of the On Line acquisition on December 1, 2006, $2,401,943 of the purchase price was paid in cash and the remainder through the issuance of unsecured promissory notes in the aggregate original principal amount of $908,981. The On Line stock purchase agreement includes contingent future payments (the "On Line Earn-out") to the seller in the form of a promissory note and cash, and contingent return or adjustment of the promissory note based on a post acquisition revenue target for the twelve months after closing of $2,500,259. The On Line Earn-out has not been reflected in the purchase price allocation. The On Line Earn-out, if realized, will be accounted for at the time as an addition to (earn-out) or reduction in (reduction) the cost of the acquisition and goodwill and other identifiable intangible assets will be adjusted accordingly.

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

         As of June 30, 2007, Brantley IV and its affiliates, Brantley Venture Partners III, L.P. ("Brantley III") and Brantley Equity Partners, L.P. ("BEP"), owned 66,629,515 shares of our Class A Common Stock, warrants to purchase 20,455 shares of our Class A Common Stock and 8,749,952 shares of our Class D Common Stock which are currently convertible into 8,749,952 shares of our Class A Common Stock. As of June 30, 2007, this represented 55.1% of our voting power on an as-converted, fully-diluted basis. As of December 1, 2006, we qualified as a "controlled company" under the listing rules of the American Stock Exchange ("AMEX"). Two of our directors, Paul H. Cascio and Robert P. Pinkas, are affiliated with Brantley IV and its related entities. Messrs. Cascio and Pinkas serve as general partners of the general partner of Brantley III and Brantley IV and are limited partners in these funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P. Messrs. Cascio and Pinkas also serve as advisors to BEP.

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

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of June 30, 2007, we were in compliance with all of the financial covenants under the Credit Agreement.

         Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Prior to the closing of the Private Placement, Phoenix did not own, of record, any shares of our capital stock. As part of the Private Placement, Phoenix received (i) 15,909,003 shares of Class D Common Stock, representing upon conversion 15,909,003 shares, or 11.6%, of our outstanding Class A Common Stock as of December 31, 2006, on an as-converted, fully-diluted basis taking into account the issuance of the shares of Class D Common Stock and
(ii) warrants to purchase 1,421,629 shares of our Class A Common Stock representing 1.0% of the voting power as of December 31, 2006 on an as-converted, fully-diluted basis.

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

         As of June 30, 2007, our revolving loan commitment with Wells Fargo had limited availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan was the identification of potential acquisition targets that would increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

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

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months ended June 30, 2007 and 2006.

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

Note 5.  Segment Reporting

         The following table summarizes key financial information, by reportable segment, as of and for the three months and six months ended June 30, 2007 and 2006, respectively:

                                                                  For the Three Months Ended June 30, 2007
                                         -------------------------------------------------------------------------------------------
                                                    RCM                                PM                            Total
                                        -----------------------------     -----------------------------     ------------------------
Net operating revenues                                    $4,975,098                        $3,114,229                   $8,089,327
Income from continuing operations                            293,181                           180,905                      474,086
Depreciation and amortization                                529,705                            56,510                      586,215
Total assets                                              20,400,522                         4,328,644                   24,729,166

                                                                 For the Three Months Ended June 30, 2006
                                        --------------------------------------------------------------------------------------------
                                                    RCM                                PM                            Total
                                        -----------------------------     -----------------------------     ------------------------
Net operating revenues                                    $2,361,762                        $2,799,776                   $5,161,538
Income from continuing operations                            149,321                           178,085                      327,406
Depreciation and amortization                                282,773                           102,676                      385,449
Total assets                                              10,043,365                         8,220,192                   18,263,557


                                                                  For the Six Months Ended June 30, 2007
                                        --------------------------------------------------------------------------------------------
                                                    RCM                               PM                             Total
                                        -----------------------------     ----------------------------      ------------------------

Net operating revenues                                    $9,719,651                       $6,539,522                   $16,259,173
Income from continuing operations                            586,179                          404,981                       991,160
Depreciation and amortization                              1,059,947                          113,230                     1,173,177
Total assets                                              20,400,522                        4,328,644                    24,729,166

                                                                  For the Six Months Ended June 30, 2006
                                        --------------------------------------------------------------------------------------------
                                                    RCM                               PM                             Total
                                        -----------------------------     ----------------------------      ------------------------

Net operating revenues                                    $4,756,052                       $5,935,059                   $10,691,111
Income from continuing operations                            338,890                          395,054                       733,944
Depreciation and amortization                                565,883                          206,029                       771,912
Total assets                                              10,043,365                        8,220,192                    18,263,557

         The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in our consolidated balance sheets and statements of operations as of and for the three months and six months ended June 30, 2007 and 2006, respectively:

                                                               Three Months Ended June 30,     Six Months Ended June 30,
                                                                    2007          2006             2007         2006
                                                               -------------- -------------    ------------ ------------
Net operating revenues:
 Total net operating revenues for reportable segments             $8,089,327    $5,161,538     $16,259,173  $10,691,111
 Corporate revenue                                                    71,825       101,196         186,759      180,645
                                                               -------------- -------------    ------------ ------------
    Total consolidated net operating revenues                     $8,161,152    $5,262,734     $16,445,932  $10,871,756
                                                               ============== =============    ============ ============

Income (loss) from continuing operations:
 Total income from continuing operations for reportable
  segments                                                          $474,086      $327,406        $991,160     $733,944
 Extraordinary gain                                                        -             -               -      665,463
 Corporate overhead                                               (1,374,982)     (946,528)     (2,707,744)  (1,950,229)
                                                               -------------- -------------    ------------ ------------
    Total consolidated income (loss) from continuing
     operations                                                    $(900,896)    $(619,122)    $(1,716,584)   $(550,822)
                                                               ============== =============    ============ ============
Depreciation and amortization:
 Total depreciation and amortization for reportable segments        $586,215      $385,449      $2,379,257     $771,912
 Corporate depreciation and amortization                             122,290        18,274        (964,865)      36,457
                                                               -------------- -------------    ------------ ------------
    Total consolidated depreciation and amortization                $708,505      $403,723      $1,414,392     $808,369
                                                               ============== =============    ============ ============

Total assets:
 Total assets for reportable segments                            $24,729,166   $18,263,557     $24,729,166  $18,263,557
 Corporate assets                                                  4,065,936     1,474,068       4,065,936    1,474,068
 Assets related to discontinued operations(1)                        175,004             -         175,004            -
                                                               -------------- -------------    ------------ ------------
    Total consolidated assets                                    $28,970,106   $19,737,625     $28,970,106  $19,737,625
                                                               ============== =============    ============ ============

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

                                                                         For the Three Months      For the Six Months
                                                                             Ended June 30,          Ended June 30,
                                                                            2007        2006         2007        2006
                                                                        ------------------------ ------------ ----------

Net income (loss)                                                          $115,971   $(480,197)   $(669,716)   $291,027
Weighted average number of shares of Class A Common Stock outstanding for basic net income (loss) per share
                                                                        105,502,884  12,591,319  105,497,742  12,510,131
Dilutive stock options, warrants and restricted stock units (1)
                                                                                 (a)         (5)          (a)  2,612,347
Convertible notes payable (2)                                                    (b)         (5)          (b)  1,687,200
Class B Common Stock (3)                                                         (c)         (5)          (c) 57,623,732
Class C Common Stock (4)                                                         (d)         (5)          (d) 14,885,754
Class D Common Stock                                                             (e)         --           (e)         --
Weighted average number of shares of Class A Common Stock outstanding
 for diluted net income (loss) per share                                105,502,884  12,591,319  105,497,742  89,319,164
Net income (loss) per share - Basic                                          $(0.00)     $(0.04)      $(0.01)      $0.03
Net income (loss) per share - Diluted                                        $(0.00)     $(0.04)      $(0.01)      $0.00

         The following potentially dilutive securities are not included in the June 30, 2007 calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net income (loss) per share, because the effect would be anti-dilutive due to the net loss for the quarter:

     a) 7,113,361 options, warrants and restricted stock units were outstanding at June 30, 2007. (See Note 2. Acquisitions and Private Placement for information on warrants issued to Phoenix.)
     b) A $50,000 note was convertible into 442,152 shares of our Class A Common Stock at June 30, 2007 based on 75% of the average closing price for the 20 trading days immediately prior to the conversion date.
     c) There were no shares of our Class B Common Stock outstanding at June 30, 2007. On December 1, 2006, we purchased all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital and retired them in accordance with the terms of our Third Amended and Restated Certificate of Incorporation. Also on December 1, 2006, in connection with the Private Placement, all of the other holders of our Class B Common Stock converted those shares into 67,742,350 shares of our Class A Common Stock. (See Note 2. Acquisitions and Private Placement.)
     d) There were no shares of our Class C Common Stock outstanding at June 30, 2007. On December 1, 2006, in connection with the Private Placement, all of the holders of our Class C Common Stock converted those shares into 20,019,619 shares of our Class A Common Stock. (See
          Note 2. Acquisitions and Private Placement.)
     e) 24,658,955 shares of our Class D Common Stock were outstanding at June 30, 2007. On December 1, 2006, pursuant to the Stock Purchase Agreement, Phoenix and Brantley IV purchased an aggregate of 24,658,955 shares of our Class D Common Stock for a total purchase price of $4,650,000. Each share of our Class D Common Stock is currently convertible into one share of our Class A Common Stock. (See
          Note 2. Acquisitions and Private Placement.)

The following potentially dilutive securities were included in the June 30, 2006 calculation of weighted average number of shares outstanding for diluted net income per share:

     (1) 2,510,347 options, warrants and restricted stock units were outstanding as of June 30, 2006.
     (2) $1,300,000 of notes were convertible into Class A Common Stock at June 30, 2006. Of the total, $50,000 was convertible into 242,494 shares of Class A Common Stock based on a conversion price equal to 75% of the average closing price for the 20 trading days immediately prior to June 30, 2006. The remaining $1,250,000 was convertible into 1,310,706 shares of Class A Common Stock at June 30, 2006.
     (3) 10,448,470 shares of Class B Common Stock were outstanding at June 30, 2006. Each share of Class B Common Stock was convertible into
          5.140508175 shares of Class A Common Stock as of June 30, 2006.
     (4) 1,437,572 shares of Class C Common Stock were outstanding at June 30, 2006. If all of the Class B Common Stock had been converted at June 30, 2006, the holders of Class C Common Stock would have been eligible to convert 1,308,142 shares of Class C Common Stock into 13,925,383 shares of Class A Common Stock under the anti-dilution provision.
     (5) The potentially dilutive securities listed in (1) -- (4), above, are not included in the calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net loss per share for the three months ended June 30, 2006, because the effect would be anti-dilutive due to the net loss for the quarter:

Note 8.  Employee Stock Based Compensation

         At June 30, 2007, we had two stock-based employee compensation plans. Prior to January 1, 2006, we accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. Effective January 1, 2006, we adopted SFAS No. 123(R), which requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in our financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

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

         In March 2007, we granted 420,000 stock options to certain of our employees under our 2004 Incentive Plan, as amended.

         On August 31, 2005, we granted 650,000 restricted stock units to certain of our officers under our 2004 Incentive Plan, as amended.

         For the six months ended June 30, 2007 and 2006, the impact of adopting SFAS No. 123(R) on our consolidated statements of operations was an increase in salaries and benefits expense of $192,349 and $97,713, respectively, with a corresponding decrease in our income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on our basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).

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

         Dayton ICS. IPS is party to the Dayton MSA with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for Dayton ICS for the quarter ended December 31, 2006.

         PSNW. IPS was party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. We recorded a gain on disposal of discontinued components totaling $999,725 for the quarter ended June 30, 2007. PSNW and IPS have been released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and six months ended June 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center business, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, from our surgery centers. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $968 and $61,038, respectively, for the three months and six months ended June 30, 2006.

         The following table contains selected financial information regarding our discontinued operations for the three months and six months ended June 30, 2007 and 2006, respectively:

                                                                Three months ended June 30,  Six months ended June 30,
                                                                     2007          2006          2007          2006
                                                                -------------- ------------ -------------- -------------

Net operating revenues from discontinued operations                  $641,552   $1,669,948     $1,578,152    $3,292,259
Total expenses from discontinued operations                          (621,552)  (1,531,023)    (1,528,152)   (3,118,797)
                                                                -------------- ------------ -------------- -------------
Income from discontinued operations                                    20,000      138,925         50,000       173,462
 Gain on disposal of discontinued operations                          999,725           --        999,725       668,387
                                                                -------------- ------------ -------------- -------------
Net income from discontinued operations                            $1,019,725     $138,925     $1,049,725      $841,849
                                                                ============== ============ ============== =============

Note 10.  Long-Term Debt

         Long-term debt is as follows:

                                                                                 June 30, 2007       December 31, 2006
                                                                              -------------------- ---------------------
Long-term debt:
---------------
$4,500,000 senior note payable to a financial institution, bearing interest at the Prime Rate (8.25% at June 30, 2007) plus 1.75%, interest payable monthly, principal payments monthly based on schedule, matures December 1,
 2010                                                                                  $4,316,250            $4,473,750

$2,000,000 senior revolving line of credit with a financial institution, bearing interest at the Prime Rate (8.25% at June 30, 2007) plus 1.75%,
 interest payable monthly, matures December 1, 2010                                     1,732,368             1,182,400

$10,000,000 senior acquisition line of credit with a financial institution, bearing interest at the Prime Rate (8.25% at June 30, 2007) plus 1.75%, interest payable monthly, principal payments monthly based on schedule,
 matures December 1, 2010                                                                      --                    --

Term loan payable to a financial institution, non-interest bearing, matures
October 1, 2013                                                                         2,700,000             2,735,000

Convertible notes, bearing interest at 18%, interest payable monthly,
convertible on demand                                                                      50,000                50,000

Insurance financing note payable, bearing interest at 5.25%, interest payable
monthly                                                                                    49,040               136,968
                                                                              -------------------- ---------------------

Total debt                                                                              8,847,658             8,578,118
Less: Current portion of long-term debt                                                (2,273,907)           (1,744,368)
                                                                              -------------------- ---------------------
Total long-term debt                                                                   $6,573,751            $6,833,750
                                                                              ==================== =====================

Long-term debt held by related parties:
---------------------------------------
Promissory notes payable to sellers of MBS, bearing interest at 9%, interest payable monthly, principal payments quarterly beginning on December 15, 2007
based on schedule, matures December 15, 2008                                            1,714,336             1,714,336

$3,350,000 senior subordinated promissory note payable to a related party, bearing interest at 12% plus 2% PIK, interest payable quarterly, principal
 due on December 1, 2011                                                                3,105,002             3,077,267

$75,000 unsecured subordinated promissory note payable to the stockholders of
 OLA, bearing interest at 7%, interest payable monthly in arrears, principal
 payable February 1, 2007                                                                      --                75,000
                                                                              -------------------- ---------------------

Total debt held by related parties                                                     $4,819,338            $4,866,603
Less: Current portion of long-term debt held by related parties                          (850,000)             (325,000)
                                                                              -------------------- ---------------------
Total long-term debt held by related parties                                           $3,969,338            $4,541,603
                                                                              ==================== =====================

Note 11.  Litigation

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

         IPS was party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. Additionally, among other provisions, after May 31, 2007, which was the closing date of the transaction contemplated by the PSNW Settlement, PSNW and IPS have been released from any further obligation to each other from any previous agreement.

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

                                  Exhibit Index

      Exhibit No.      Description
           24.1        Power of Attorney (See Signatures on page 26)
           31.1        Rule 13a-14(a)/15d-14(a) Certification
           31.2        Rule 13a-14(a)/15d-14(a) Certification
           32.1        Section 1350 Certification
           32.2        Section 1350 Certification