Form 10QSB
period 2007-09-30
ORION HEALTHCORP INC
filed 2007-11-14
CIK 755113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                WHICH REGISTERED
---------------------------                     -------------------------------
   Class A Common Stock,                          The American Stock Exchange
$0.001 par value per share

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


As of November 13, 2007, 105,504,032 shares of the registrant's Class A Common Stock, par value $0.001, were outstanding and 24,658,955 shares of the registrant's Class D Common Stock, par value $0.001, were outstanding.


Transitional Small Business Disclosure Format Yes |_|  No |X|

                             ORION HEALTHCORP, INC.
                         Quarterly Report on Form 10-QSB
                For the Quarterly Period Ended September 30, 2007

                                TABLE OF CONTENTS

        Item                                                           Page
        Number                                                         Number
     ------------                                                    -----------
                         PART I - FINANCIAL INFORMATION
     1.       Financial Statements
     2.       Management's Discussion and Analysis or Plan of Operation
     3.       Controls and Procedures

                           PART II - OTHER INFORMATION
     3.       Defaults Upon Senior Securities
     6.       Exhibits
              SIGNATURES
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS          F-1
              INDEX OF EXHIBITS

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

Revenue Cycle Management Segment ("RCM")

         Our RCM segment includes three business units: MBS, Rand and On Line. We offer billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists, allowing them to avoid the infrastructure investment in their own back-office operations. In addition, we provide these services to other specialties including plastic surgery, family practice, internal medicine, orthopedics, neurologists, emergency medicine and ambulatory surgery centers. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens. MBS currently provides services to approximately 59 clients. Rand currently provides services to approximately 52 clients. On Line currently provides services to approximately 13 billing clients and 43 transcription clients and provides payroll processing services to over 200 clients.

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

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of September 30, 2007, IPS managed six practice sites, representing three medical groups in Illinois and Ohio. The physicians, who are all employed by unrelated corporations, provide all clinical and patient care related services.

         IPS was party to a management services agreement ("the Illinois MSA") with Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW"). IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into a settlement agreement ("the PSNW Settlement") to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. Among other provisions, after May 31, 2007, PSNW and IPS have been released from any further obligation to each other from any previous agreement. The operations of PSNW are reflected on our consolidated condensed statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively. (See "Results of Operations - Discontinued Operations.")

         The operations of Dayton Infant Care Specialists, Corp. ("Dayton ICS") are also reflected in our consolidated condensed statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively. (See "Results of Operations - Discontinued Operations.")

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

         As of September 30, 2007, Brantley IV and its affiliates, Brantley Venture Partners III, L.P. ("Brantley III") and Brantley Equity Partners, L.P. ("BEP"), owned 66,629,515 shares of our Class A Common Stock, warrants to purchase 20,455 shares of our Class A Common Stock and 8,749,952 shares of our Class D Common Stock which are currently convertible into 8,749,952 shares of our Class A Common Stock. As of September 30, 2007, this represented 55.1% of our voting power on an as-converted, fully-diluted basis. As of December 1, 2006, we qualified as a "controlled company" under the listing rules of the American Stock Exchange ("AMEX"). Two of our directors, Paul H. Cascio and Robert P. Pinkas, are affiliated with Brantley IV and its related entities. Messrs. Cascio and Pinkas serve as general partners of the general partner of Brantley III and Brantley IV and are limited partners in these funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P. Messrs. Cascio and Pinkas also serve as advisors to BEP.

         Phoenix is a limited partner in Brantley IV and Brantley Partners V, L.P and has also co-invested with Brantley IV and its affiliates in a number of transactions. Prior to the closing of the Private Placement, Phoenix did not own, of record, any shares of our capital stock. As part of the Private Placement, Phoenix received (i) 15,909,003 shares of Class D Common Stock, representing upon conversion 15,909,003 shares, or 11.7%, of our outstanding Class A Common Stock as of September 30, 2007, on an as-converted, fully-diluted basis taking into account the issuance of the shares of Class D Common Stock and
(ii) warrants to purchase 1,421,629 shares of our Class A Common Stock representing 1.0% of the voting power as of September 30, 2007 on an as-converted, fully-diluted basis.

Certain Recent Developments

         On August 21, 2007, we entered into a first amendment to the Credit Agreement (the "First Amendment"), among Orion, its subsidiaries and Wells Fargo Foothill, Inc. The First Amendment increased the commitment under the revolver from $2,000,000 to $2,500,000 and revised certain of the financial covenants contained in the Credit Agreement. On September 24, 2007, we entered into a second amendment to the Credit Agreement (the "Second Amendment"), among Orion, its subsidiaries and Wells Fargo Foothill, Inc. The Second Amendment revised certain of the financial covenants contained in the Credit Agreement. A copy of the First Amendment is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 22, 2007, and a copy of the Second Amendment is attached hereto as Exhibit 10.1.

         On September 19, 2007, a special committee of our board of directors approved a 1-for-2,500 reverse stock split of our Class A Common Stock, immediately followed by a 2,500-for-1 forward stock split of our Class A Common Stock (collectively, the "Split"). Stockholders with fewer than 2,500 shares pre-split will receive $0.23 per share for each such share. We anticipate that as a result of the Split, our number of record holders of Class A Common Stock will be less than 300 and we would then file to deregister our shares of Class A Common Stock under the Securities Exchange Act of 1934. The Split would be effected by an amendment to our Third Amended and Restated Certificate of Incorporation (the "Amendment"). The Amendment requires approval of the majority of our Class A Common and Class D Common stockholders of record, voting as a single class. Our board of directors has now set a special meeting date on Thursday, November 29, 2007, at 8:00 a.m. local time, at 1805 Old Alabama Road, Roswell, Georgia 30076, or alternatively, at such later date, time and place to be determined by our management for the purpose of seeking such stockholder approval (the "Special Meeting"). Our board of directors has set a record date of October 1, 2007 for the purpose of determining stockholders entitled to notice of, and to vote at, the Special Meeting.

         On September 21, 2007, we entered into a note purchase agreement (the "Second Note Purchase Agreement") with Phoenix, Brantley IV and Terrence L. Bauer ("Bauer"), providing for the issuance of our senior subordinated unsecured promissory notes in the aggregate principal amount of $1,000,000 to be purchased by Phoenix in the amount of $700,000, by Brantley IV in the amount of $250,000 and by Bauer in the amount of $50,000, each bearing interest at an aggregate rate of 14% per annum and due December 1, 2011. The Second Note Purchase Agreement was entered into to provide us with needed working capital and the necessary funds to effect the Split referred above. The closing of the Second Note Purchase Agreement is conditioned on no material adverse effect to us since June 30, 2007 and the consummation of the Split pursuant to the Amendment referred to above.

Financial Overview

         As more fully described below, our results of operations for the three months and nine months ended September 30, 2007 as compared to the same period in 2006 reflect several important factors, many related to the impact of the transactions which occurred as part of our strategic plan referred to above.
     o Changes in revenues, resulting from the reclassification of some of IPS's operations into discontinued operations as well as the inclusion of revenues for Rand and On Line in the first three quarters of 2007 as compared to no revenue in the same period in 2006;
     o Inclusion of legal expenses in the first quarter of 2007 related to IPS's discontinued operations;
     o Inclusion of expenses for Rand and On Line for the three and nine months ended September 30, 2007 as compared to no expenses in the first three quarters of 2006; and
     o We closed the transaction contemplated by the PSNW Settlement effective May 31, 2007, and recorded a gain on disposition of discontinued components of $999,725 in the second quarter of 2007.

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

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months and nine months ended September 30, 2007 and 2006.

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

Results of Operations

         The acquisitions of Rand and On Line were accounted for using the purchase accounting method, meaning that the purchase price, comprised of the consideration paid to the stockholders of Rand and On Line at closing, the fair value of the liabilities assumed and the transaction costs associated with the acquisitions, was allocated to the fair value of the tangible and identifiable intangible assets of Rand and On Line, with any excess being considered goodwill. Our results for the three months and nine months ended September 30, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the three months and nine months ended September 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Pursuant to paragraph 43 of SFAS 144, which states that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. As such, our financial results for the three months and nine months ended September 30, 2006 have been reclassified to reflect the operations, including IPS operations, discontinued in 2006 and our surgery and diagnostic center businesses, which were discontinued in 2005.

         This discussion should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto, which are included as a separate section of this Quarterly Report on Form 10-QSB beginning on page F-1.

         The following table sets forth selected statements of operations data expressed as a percentage of our net operating revenues for the three months and nine months ended September 30, 2007 and 2006, respectively. Our historical results and period-to-period comparisons are not necessarily indicative of the results for any future period.


                                                                          Three months ended          Nine months ended
                                                                             September 30,              September 30,
                                                                          2007          2006          2007          2006
                                                                       ----------    ----------    ----------    ----------

 Net operating revenues                                                   100.0%        100.0%        100.0%         100.0%
 Total operating expenses                                                 104.6%        109.0%        105.7%         109.0%
                                                                       ----------    ----------    ----------    ----------
 Loss from continuing operations before other income (expenses)            (4.6%)        (9.0%)        (5.7%)         (9.0%)
             Total other income (expenses), net                            (4.3%)        (2.2%)        (4.3%)          1.8%
                                                                       ----------    ----------    ----------    ----------
 Loss from continuing operations                                           (8.9%)       (11.2%)       (10.0%)         (7.2%)
 Discontinued operations
        Income from operations of discontinued components                      --         2.6%          4.2%           6.0%
                                                                       ----------    ----------    ----------    ----------
 Net loss                                                                  (8.9%)        (8.6%)        (5.8%)         (1.2%)
                                                                       ==========    ==========    ==========    ==========



Three Months Ended September 30, 2007 and 2006 - Continuing Operations

         Net Operating Revenues.
                                                                                      Three months ended
                                                                                        September 30,
                                                                                   2007               2006
                                                                              ---------------    ---------------

RCM Segment                                                                      $ 4,968,294        $ 2,451,464
PM Segment                                                                         3,512,392          3,184,856
Other                                                                                 70,436             79,141
                                                                              ---------------    ---------------
              Total consolidated net operating revenues                           $8,551,122         $5,715,461
                                                                              ===============    ===============


         Our net operating revenues consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS, Rand and On Line, and other revenue. Our results for the three months ended September 30, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the three months ended September 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         For the three months ended September 30, 2007, consolidated net operating revenues increased $2,835,661 or 49.6%, to $8,551,122, as compared with $5,715,461 for the three months ended September 30, 2006.

         Net operating revenues for our RCM segment, which included MBS, Rand and On Line in the third quarter of 2007 and MBS in the third quarter of 2006, totaled $4,968,294 for the three months ended September 30, 2007, an increase of $2,516,830, or 102.7%, over the same period in 2006. Net operating revenues for Rand and On Line totaled $1,717,793 and $610,128, respectively, in the third quarter of 2007. MBS's net operating revenues increased 7.7% in the third quarter of 2007, increasing from $2,451,464 for the three months ended September 30, 2006 to $2,640,373 for the same period in 2007.

         The following table illustrates, by customer category, the contribution of existing, new and lost customers to MBS's net operating revenues for the three months ended September 30, 2007 and 2006, respectively:


                                                                     Three months ended
                                                                        September 30,
                                                                  2007                2006             Variance
                                                             ----------------     --------------     --------------
MBS net operating revenues:
         Existing customers                                      $ 2,346,171        $ 2,335,997          $  10,174
         New customers in 2006                                       261,078             98,194            162,884
         New customers in 2007                                        31,593                 --             31,593
         Customers lost in 2006                                        1,168              5,451             (4,283)
         Customers lost in 2007                                          363             11,822            (11,459)
                                                             ------------------------------------------------------
              Total consolidated net operating revenues          $ 2,640,373        $ 2,451,463          $ 188,909
                                                             ================     ==============     ==============


         Net operating revenues for our PM segment, which consists of net patient service revenue from IPS's affiliated medical groups, increased $327,536, or 10.3%, from $3,184,856 for the three months ended September 30, 2006 to $3,512,392 for the three months ended September 30, 2007. IPS's clinic-based affiliated pediatric groups experienced increases in patient volume in the third quarter of 2007, with total office visits and immunizations increasing 1,256 and 821, respectively, to 28,343 and 16,830 for the three months ended September 30, 2007. These increases can be generally explained by the release of a new vaccine for adolescent females to prevent cervical cancer, which has increased patient demand.

         Other revenue totaled $79,141 for the third quarter of 2006, decreasing $7,183, or 9.1%, to $71,958 for the three months ended September 30, 2007. This represents revenue from our vaccine program, which is a group purchasing alliance for vaccines and medical supplies. The vaccine program, which had 513 enrolled participants at the end of the second quarter of 2007, added a net of approximately eleven members during the quarter ended September 30, 2007.

         Operating Expenses.
                                                           Three months ended
                                                              September 30,
                                                            2007         2006
                                                         ----------   ----------
         Salaries and benefits                           $4,200,894   $2,540,187
         Physician group distribution                     1,230,856    1,244,931
         Facility rent and related costs                    478,034      365,114
         Depreciation and amortization                      719,948      402,357
         Professional and consulting fees                   312,893      363,589
         Insurance                                          138,315      117,044
         Provision for doubtful accounts                     65,405       28,492
         Other expenses                                   1,795,636    1,168,715
                                                         ----------   ----------
                 Total consolidated operating expenses   $8,941,981   $6,230,429
                                                         ==========   ==========

         Our expenses for the three months ended September 30, 2007 include the results of MBS, Rand, On Line and IPS. Our expenses for the three months ended September 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Consolidated operating expenses totaled $8,941,981 for the three months ended September 30, 2007, an increase of $2,711,552 over the same period in 2006.

         Salaries and Benefits. Consolidated salaries and benefits increased $1,660,707 to $4,200,894 for the three months ended September 30, 2007, as compared to $2,540,187 in the third quarter of 2006. Salaries and benefits for Rand and On Line totaled $1,097,736 and $357,800, respectively, for the three months ended September 30, 2007.

         MBS's salaries and benefits totaled $1,602,591 for the three months ended September 30, 2007 as compared to $1,440,599 for the same three months in 2006, an increase of $161,992. Staffing levels increased quarter over quarter, with salaries, including bonuses and overtime, increasing $186,858 while temporary help decreased $39,315 in the third quarter of 2007 as compared to the third quarter of 2006.

         Clinical salaries and benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and may fluctuate indirectly to increases and decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $342,169 for the three months ended September 30, 2007, an increase of $30,472 over the same period in 2006. These expenses represented approximately 9.7% and 9.8% of net operating revenues for the quarters ended September 30, 2007 and 2006, respectively.

         Administrative salaries and benefits, excluding MBS, Rand and On Line, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as our corporate staff in Roswell, Georgia. These expenses increased from $765,434 for the three months ended September 30, 2006 to $774,110 for the same period in 2007. Stock option expense increased $49,752 in the third quarter of 2007, compared to the same period in 2006, as a result of options granted to employees and directors in December 2006. Additionally, the third quarter of 2007 included a reclassification of $34,250 in prior period worker's compensation expense from corporate to Rand.

         Physician Group Distribution. Physician group distribution decreased $14,075, or 1.1%, for the three months ended September 30, 2007 to $1,230,856, as compared with $1,244,931 for the three months ended September 30, 2006. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of our financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the quarter ended September 30, 2007, management fee revenue totaled $202,283 and represented approximately 14.1% of net operating income as compared to management fee revenue totaling $207,848 and representing approximately 14.3% of net operating income for the same period in 2006. Physician group distributions represented 35.0% of net operating revenues in the third quarter of 2007, compared to 39.1% of net operating revenues for the same period in 2006. The decrease in physician group distribution for the three months ended September 30, 2007 was directly related to the increase in vaccine expenses, which was primarily the result of increased immunization volume during the third quarter.

         Facility Rent and Related Costs. Facility rent and related costs increased $112,920, or 30.9%, from $365,114 for the three months ended September 30, 2006 to $478,034 for the three months ended September 30, 2007. Rent and related expenses for Rand and On Line totaled $69,272 and $40,510, respectively, for the third quarter of 2007.

         MBS's facility rent and related costs totaled $138,955 for the three months ended September 30, 2007 as compared to $135,380 for the same period in 2006.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $229,296 and $229,734 for the three months ended September 30, 2007 and 2006, respectively.

         Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $719,948 for the three months ended September 30, 2007, an increase of $317,591 over the three months ended September 30, 2006.

         In the third quarter of 2007, depreciation expense related to our fixed assets totaled $72,619 as compared to $50,622 for the same period in 2006. Following is a table that illustrates, by business unit, the depreciation expense for our fixed assets for the three months ended September 30, 2007 and 2006:
                                                              Three months ended
                                                                September 30,
                                                               2007       2006
                                                              -------    -------
Depreciation expense:
         Rand                                                 $14,638    $    --
         On Line                                                9,476         --
         MBS                                                   18,011     16,996
         IPS                                                   16,231     15,448
         Orion                                                 14,263     18,188
                                                              -------    -------
              Total consolidated depreciation expense         $72,619    $50,622
                                                              =======    =======

         Amortization expense related to our intangible assets totaled $647,329 for the three months ended September 30, 2007 as compared to $351,734 for the same period in 2006. Following is a table that illustrates, by business unit, the amortization expense related to our intangible assets in the third quarter of 2007 and 2006:
                                                              Three months ended
                                                                 September 30,
                                                               2007       2006
                                                             --------   --------
Amortization expense:
         Rand                                                $131,914   $     --
         On Line                                               92,444         --
         MBS                                                  265,523    265,523
         IPS                                                   40,700     86,211
         Orion                                                116,748         --
                                                             --------   --------
              Total consolidated amortization expense        $647,329   $351,734
                                                             ========   ========

         Rand. Effective December 1, 2006, we purchased Rand for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of Rand at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of Rand totaled $131,914 for the three months ended September 30, 2007.

         On Line. Effective December 1, 2006, we purchased On Line for a combination of cash and notes. Since the consideration for this purchase transaction exceeded the fair value of the net assets of On Line at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of On Line totaled $92,444 for the three months ended September 30, 2007.

         MBS. As part of the DCPS/MBS Merger, we purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $265,523 for the three months ended September 30, 2007 and 2006, respectively.

         IPS. Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $40,700 and $86,211 for the three months ended September 30, 2007 and 2006, respectively. The decrease is directly related to IPS operations discontinued in 2006, which resulted in the impairment of the intangible assets related to those operations at December 31, 2006.

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

         Amortization expense related to the transaction costs described above totaled $116,748 for the three months ended September 30, 2007.

         Professional and Consulting Fees. For the three months ended September 30, 2007, professional and consulting fees totaled $312,893, a decrease of $50,696, or 13.9%, from the same period in 2006. Professional and consulting fees for Rand and On Line totaled $27,695 and $49,592, respectively, in the third quarter of 2007.

         For the three months ended September 30, 2007, MBS recorded professional and consulting expenses totaling $31,283 as compared with $43,980 for the same period in 2006, a decrease of $12,697. This change is primarily the result of a decrease in contract labor used in 2006 as a result of staffing shortages.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $319,609 for the three months ended September 30, 2006 to $204,322 for the three months ended September 30, 2007. This decrease can be explained generally by a $30,000 decrease in consulting fees related to a business development consultant who was utilized in the second quarter of 2006, as well as decreases in legal, accounting and purchased services totaling approximately $83,000 in the aggregate.

         Insurance. Consolidated insurance expense, which includes the costs of professional liability insurance for affiliated physicians, property and casualty insurance and general liability insurance and directors' and officers' liability insurance, increased from $117,044 for the three months ended September 30, 2006 to $138,315 for the three months ended September 30, 2007. Approximately $15,000 of the increase relates to workers' compensation and errors and omissions insurance for Rand and On Line, which was not included in the third quarter 2006 expense totals.

         Provision for Doubtful Accounts. The consolidated provision for doubtful accounts, or bad debt expense, increased $36,913, or 129.6%, for the three months ended September 30, 2007 to $65,405. The entire provision for doubtful accounts for the three months ended September 30, 2007 related to IPS's affiliated medical groups and accounted for 0.7% of IPS's net operating revenues as compared to 0.3% of IPS's net operating revenues for the same period in 2006. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 69.8% in the third quarter of 2007, compared to 63.0% for the same period in 2006.

         Other. Other expenses include general and administrative expenses such as office supplies, telephone and data communications, printing and postage, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, including vaccine costs, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS. Consolidated other expenses totaled $1,795,636 for the three months ended September 30, 2007, an increase of $626,921 over the same period in 2006.

         Following is a table illustrating the composition of other expenses for the three months ended September 30, 2007 and 2006:


                                                                    Three months ended
                                                                       September 30,
                                                                    2007         2006
                                                                 ----------   ----------
         Vaccine costs                                           $  785,164   $  508,507
         Medical supplies                                            61,064       53,050
         Other direct clinical expenses                              29,528       23,744
         Travel                                                      67,545       48,883
         Office supplies and printing                               134,519       91,643
         Telephone and data communications                          103,792       58,026
         Postage and courier                                        402,486      204,439
         Board of directors' compensation and meeting expenses       14,799       20,001
         Bank charges                                                43,054       40,354
         Taxes and licenses                                          31,976       20,458
         Other general and administrative expenses                  121,709       99,610
                                                                 -----------------------
            Total consolidated other expenses                    $1,795,636   $1,168,715
                                                                 =======================


         Other expenses for Rand and On Line totaled $220,560 and $94,062 for the third quarter of 2007. Approximately 71% of Rand's and 60% of On Line's other expenses in the third quarter of 2007 related to postage, courier and office supplies.

         MBS's other expenses totaled $303,678 for the three months ended September 30, 2006 as compared to $340,849 for the three months ended September 30, 2007. The increase can be explained generally by an aggregate increase of approximately $28,000 in postage and courier expenses in the third quarter of 2007 as compared to the same three-month period in 2006.

         For the three months ended September 30, 2007, IPS's direct clinical expenses, other than salaries and benefits, totaled $875,756, an increase of $290,455 over direct clinical expenses in the same period in 2006, which totaled $585,301. Vaccine expenses increased approximately $277,000 in the third quarter of 2007 when compared with the three months ended September 30, 2006. In addition to price increases for certain vaccines that took effect in late 2006, vaccine purchases increased in the third quarter of 2007 as a result of increased patient volume as well as the continued impact of the release of a new vaccine for adolescent females to prevent cervical cancer.

         General and administrative expenses other than those incurred by our RCM segment totaled $264,410 for the three months ended September 30, 2007, a decrease of $15,327 over the same period in 2006.

Other Income (Expenses).
                                                          Three months ended
                                                             September 30,
                                                          2007           2006
                                                        ---------     ---------
Interest expense                                        $(361,725)    $(120,958)
Other expense, net                                         (4,636)       (3,002)
                                                        ---------     ---------
             Total other income (expenses), net         $(366,361)    $(123,960)
                                                        =========     =========

         Other expenses, net, totaled $366,361 for the three months ended September 30, 2007 as compared with other expenses, net, of $123,960 for the three months ended September 30, 2006.

         Interest Expense. Consolidated interest expense totaled $361,725 for the three months ended September 30, 2007, an increase of $240,767 over the same period in 2006. Interest expense activity in the third quarter of 2007, including increases over 2006, can be explained generally by the following:

     o MBS Notes. On April 19, 2006, we executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. These notes, in addition to the $1,000,000 in notes payable issued as a result of the DCPS/MBS Merger, represented the retroactive purchase price increase owed to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. On December 1, 2006, we executed the DCPS/MBS Notes, which extended the maturity of the amounts outstanding to the former equity owners of MBS and DCPS from December 15, 2007 to a quarterly principal payment amortization schedule that begins on December 15, 2007 and extends to December 15, 2008, and increased the annual interest rate from 8% to 9%. Interest expense related to these notes totaled $38,573 and $34,287 for the three months ended September 30, 2007 and 2006, respectively.

     o Loan Facilities with Wells Fargo. On December 1, 2006, we entered into the Credit Agreement with Wells Fargo, which provides for a four year $16.5 million senior secured credit facility consisting of a $2 million revolving loan commitment, a $4.5 million term loan and a $10 million acquisition facility commitment. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Strategic Focus.) On August 21, 2007, we entered into First Amendment, which increased the commitment under the revolver from $2,000,000 to $2,500,000. As of September 30, 2007, we had
          amounts outstanding under the revolving loan commitment and term loan of $2,050,564 and $4,263,750, respectively. Interest expense related to these loan facilities totaled approximately $169,000 in the third quarter of 2007.

     o Phoenix Subordinated Debt. On December 1, 2006 we closed the Private Placement with Phoenix and Brantley IV. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Strategic Focus.) As part of the Private Placement, we issued a senior unsecured subordinated promissory note to Phoenix in the amount of $3.35 million, bearing interest at the combined rate of
          (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. We accrued interest expense of approximately $117,000 on this note in the third quarter of 2007, in addition to approximately $14,000 in additional interest expense related to the amortization of the debt discount that was applied to the warrants issued in conjunction with the subordinated note to Phoenix.

     o Brantley Debt. In March and April 2005, we borrowed an aggregate of $1,250,000 from Brantley IV. We converted the Brantley IV Notes to Class A Common Stock on December 1, 2006. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Strategic Focus.) Interest expense related to these notes totaled approximately $29,000 for the three months ended September 30, 2006.

     o CIT Line of Credit. In conjunction with the 2004 Mergers, we also entered into a new secured two-year revolving credit facility with CIT. On December 1, 2006, in conjunction with the new loan facilities under the Credit Agreement with Wells Fargo, we paid CIT a total of $1,027,321, which represented full payment of all obligations under the loan and security agreement with CIT, plus expenses. We no longer have any amounts due to CIT. Interest expense related to the CIT credit facility totaled approximately $51,000 in the third quarter of 2006.

Nine months Ended September 30, 2007 and 2006 - Continuing Operations

         Net Operating Revenues.
                                                           Nine months ended
                                                             September 30,
                                                          2007           2006
                                                       -----------   -----------
RCM Segment                                            $14,687,945   $ 7,207,517
PM Segment                                              10,051,914     9,119,915
Other                                                      257,195       259,786
                                                       -----------   -----------
           Total consolidated net operating revenues   $24,997,054   $16,587,218
                                                       ===========   ===========

         Our net operating revenues consist of patient service revenue, net of contractual adjustments, related to the operations of IPS's affiliated medical groups, billing services revenue related to MBS, Rand and On Line, and other revenue. Our results for the nine months ended September 30, 2007 include the results of MBS, Rand, On Line and IPS. Our results for the nine months ended September 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         For the nine months ended September 30, 2007, consolidated net operating revenues increased $8,409,836 or 50.7%, to $24,997,054, as compared with $16,587,218 for the nine months ended September 30, 2006.

         Net operating revenues for our RCM segment, which included MBS, Rand and On Line in the first half of 2007 and MBS in the first half of 2006, totaled $14,687,945 for the nine months ended September 30, 2007, an increase of $7,480,428, or 103.8%, over the same period in 2006. Net operating revenues for Rand and On Line totaled $4,981,700 and $1,843,038, respectively, for the first nine months of 2007. MBS's net operating revenues increased 9.1% in the first nine months of 2007, increasing from $7,207,517 for the nine months ended September 30, 2006 to $7,863,207 for the same period in 2007.

         The following table illustrates, by customer category, the contribution of existing, new and lost customers to MBS's net operating revenues for the nine months ended September 30, 2007 and 2006, respectively:


                                                            Nine months ended
                                                               September 30,
                                                             2007         2006       Variance
                                                          ----------   ----------   ----------
MBS net operating revenues:
         Existing customers                               $6,931,993   $6,817,070   $  114,923
         New customers in 2006                               865,076      114,519      750,557
         New customers in 2007                                57,405           --       57,405
         Customers lost in 2006                                3,985      125,648     (121,663)
         Customers lost in 2007                                4,748      150,280     (145,532)
                                                          ----------   ----------   ----------
              Total consolidated net operating revenues   $7,863,207   $7,207,517   $  655,690
                                                          ==========   ==========   ==========


         Net operating revenues for our PM segment, which consists of net patient service revenue from IPS's affiliated medical groups, increased $931,999, or 10.2%, from $9,119,915 for the nine months ended September 30, 2006 to $10,051,914 for the nine months ended September 30, 2007. IPS's clinic-based affiliated pediatric groups experienced increases in patient volume in the first nine months of 2007, with total office visits and immunizations increasing 4,250 and 8,666, respectively, to 94,608 and 49,109 for the nine months ended September 30, 2007. These increases can be generally explained by the release of a new vaccine for adolescent females to prevent cervical cancer, which has increased patient demand.

         Other revenue totaled $259,778 for the first nine months of 2006, decreasing $1,046, or 0.4%, to $258,732 for the nine months ended September 30, 2007. This represents revenue from our vaccine program, which is a group purchasing alliance for vaccines and medical supplies. The vaccine program, which had 493 enrolled participants at the end of 2006, added a net of approximately thirty-one members during the nine months ended September 30, 2007.

         Operating Expenses.

                                                     Nine months ended
                                                       September 30,
                                                    2007           2006
                                                 -----------   -----------

              Salaries and benefits              $12,623,138   $ 7,592,765
              Physician group distribution         3,602,351     3,609,846
              Facility rent and related costs      1,408,824     1,031,734
              Depreciation and amortization        2,137,197     1,210,725
              Professional and consulting fees       980,145     1,013,129
              Insurance                              410,856       350,174
              Provision for doubtful accounts        183,572       137,908
              Other expenses                       5,064,209     3,129,333
                                                 -----------   -----------
         Total consolidated operating expenses   $26,410,292   $18,075,614
                                                 ===========   ===========

         Our expenses for the nine months ended September 30, 2007 include the results of MBS, Rand, On Line and IPS. Our expenses for the nine months ended September 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006.

         Consolidated operating expenses totaled $26,410,292 for the nine months ended September 30, 2007, an increase of $8,334,678 over the same period in 2006.

         Salaries and Benefits. Consolidated salaries and benefits increased $5,030,373 to $12,623,138 for the nine months ended September 30, 2007, as compared to $7,592,765 in the first nine months of 2006. Salaries and benefits for Rand and On Line totaled $3,257,753 and $1,080,258, respectively, for the nine months ended September 30, 2007.

         MBS's salaries and benefits totaled $4,846,524 for the nine months ended September 30, 2007 as compared to $4,392,967 for the same nine months in 2006, an increase of $453,557. Staffing levels increased year-over-year, with salaries, including bonuses and overtime, increasing $433,494 in the first nine months of 2007 as compared to the same period in 2006.

         Clinical salaries and benefits include wages for the nurse practitioners, nursing staff and medical assistants employed by the affiliated medical groups and may fluctuate indirectly to increases and/or decreases in productivity and patient volume. Clinical salaries, bonuses, overtime and health insurance collectively totaled $989,704 for the nine months ended September 30, 2007, an increase of $66,302 over the same period in 2006. These expenses represented approximately 9.8% and 10.1% of net operating revenues for the nine-month periods ended September 30, 2007 and 2006, respectively.

         Administrative salaries and benefits, excluding MBS, Rand and On Line, represent the employee-related costs of all non-clinical practice personnel at IPS's affiliated medical groups as well as our corporate staff in Roswell, Georgia. These expenses increased $135,082, or 6.1%, from $2,231,435 for the nine months ended September 30, 2006 to $2,366,517 for the same period in 2007. The additional expense can be explained generally by the $144,388 increase in stock option compensation expense in the first nine months of 2007, compared to the same period in 2006, as a result of options granted to employees and directors in December 2006.

         Physician Group Distribution. Physician group distribution decreased $7,495, or 0.2%, for the nine months ended September 30, 2007 to $3,602,351, as compared with $3,609,846 for the nine months ended September 30, 2006. Pursuant to the terms of the MSAs governing each of IPS's affiliated medical groups, the physicians of each medical group receive disbursements after the payment of all clinic facility expenses as well as a management fee to IPS. The management fee revenue and expense, which is eliminated in the consolidation of our financial statements, is either a fixed fee or is calculated based on a percentage of net operating income. For the nine months ended September 30, 2007, management fee revenue totaled $607,267 and represented approximately 14.4% of net operating income as compared to management fee revenue totaling $602,902 and representing approximately 14.3% of net operating income for the same period in 2006. Physician group distributions represented 35.8% of net operating revenues in the first nine months of 2007, compared to 39.6% of net operating revenues for the same period in 2006. Physician group distribution for the nine months ended September 30, 2007 remained relatively flat despite increased revenues largely due to increases in vaccine expenses as a result of increased immunization volume during the first nine months of 2007.

         Facility Rent and Related Costs. Facility rent and related costs increased $377,090, or 36.5%, from $1,031,734 for the nine months ended September 30, 2006 to $1,408,824 for the nine months ended September 30, 2007. Rent and related expenses for Rand and On Line totaled $210,533 and $104,236, respectively, for the first nine months of 2007.

         MBS's facility rent and related costs totaled $425,578 for the nine months ended September 30, 2007 as compared to $392,274 for the same period in 2006. This increase can be explained generally by increases in base rent at all of MBS's operating locations.

         Facility rent and related costs associated with IPS's affiliated medical groups and Orion's corporate office totaled $668,477 for the nine months ended September 30, 2007 compared to $639,460 for the same period in 2006.

         Depreciation and Amortization. Consolidated depreciation and amortization expense totaled $2,137,197 for the nine months ended September 30, 2007, an increase of $926,472 over the nine months ended September 30, 2006.

         In the first nine months of 2007, depreciation expense related to our fixed assets totaled $219,495 as compared to $155,523 for the same period in 2006. Following is a table that illustrates, by business unit, the depreciation expense for our fixed assets for the nine months ended September 30, 2007 and 2006:
                                                              Nine months ended
                                                                September 30,
                                                               2007       2006
                                                             --------   --------
Depreciation expense:
         Rand                                                $ 39,923   $     --
         On Line                                               30,160         --
         MBS                                                   52,227     51,823
         IPS                                                   48,062     49,055
         Orion                                                 49,123     54,645
                                                             --------   --------
              Total consolidated depreciation expense        $219,495   $155,523
                                                             ========   ========

         Amortization expense related to our intangible assets totaled $1,917,702 for the nine months ended September 30, 2007 as compared to $1,055,203 for the same period in 2006. Following is a table that illustrates, by business unit, the amortization expense related to our intangible assets for the first nine months of 2007 and 2006:

                                                            Nine months ended
                                                              September 30,
                                                            2007         2006
                                                         ----------   ----------
Amortization expense:
         Rand                                            $  395,743   $       --
         On Line                                            277,331           --
         MBS                                                796,570      796,570
         IPS                                                122,100      258,633
         Orion                                              325,959           --
                                                         ----------   ----------
              Total consolidated amortization expense    $1,917,702   $1,055,203
                                                         ==========   ==========

         Rand. Effective December 1, 2006, we purchased Rand for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of Rand at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of Rand totaled $395,743 for the nine months ended September 30, 2007.

         On Line. Effective December 1, 2006, we purchased On Line for a combination of cash and notes. Since the consideration for this purchase transaction exceeded the fair value of the net assets of On Line at the time of the purchase, a portion of the purchase price was allocated to intangible assets and goodwill. The amortization expense related to the intangible assets recorded as a result of the acquisition of On Line totaled $277,331 for the nine months ended September 30, 2007.

         MBS. As part of the DCPS/MBS Merger, we purchased MBS and DCPS for a combination of cash, notes and stock. Since the consideration for this purchase transaction exceeded the fair value of the net assets of MBS and DCPS at the time of the purchase, a portion of the purchase price was allocated to intangible assets. The amortization expense related to the intangible assets recorded as a result of the DCPS/MBS Merger totaled $796,570 for the nine months ended September 30, 2007 and 2006, respectively.

         IPS. Amortization expense related to the MSAs for IPS's affiliated medical groups totaled $122,100 and $258,633 for the nine months ended September 30, 2007 and 2006, respectively. The decrease is directly related to IPS operations discontinued in 2006, which resulted in the impairment of the intangible assets related to those operations at December 31, 2006.

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

         Amortization expense related to the transaction costs described above totaled $325,959 for the nine months ended September 30, 2007.

         Professional and Consulting Fees. For the nine months ended September 30, 2007, professional and consulting fees totaled $980,145, a decrease of $32,984, or 3.3%, from the same period in 2006. Professional and consulting fees for Rand and On Line totaled $57,007 and $139,793 in the first nine months of 2007.

         For the nine months ended September 30, 2007, MBS recorded professional and consulting expenses totaling $95,276 as compared with $132,455 for the same period in 2006, a decrease of $37,179. This change is primarily the result of a decrease in contract labor used in early 2006 as a result of staffing shortages.

         IPS's and Orion's professional and consulting fees, which include the costs of corporate accounting, financial reporting and compliance, and legal fees, decreased from $880,674 for the nine months ended September 30, 2006 to $688,068 for the nine months ended September 30, 2007. This decrease can be explained generally by a $91,000 decrease in consulting fees related to a business development consultant who was utilized in the first nine months of 2006, as well as decreases in legal, accounting and purchased services totaling approximately $103,000 in the aggregate.

         Insurance. Consolidated insurance expense, which includes the costs of professional liability insurance for affiliated physicians, property and casualty insurance and general liability insurance and directors' and officers' liability insurance, increased from $350,174 for the nine months ended September 30, 2006 to $410,856 for the nine months ended September 30, 2007. Approximately $44,000 of the increase relates to workers' compensation and errors and omissions insurance for Rand and On Line, which was not included in 2006. Professional liability insurance and workers' compensation insurance also increased slightly on a year over year basis.

         Provision for Doubtful Accounts. The consolidated provision for doubtful accounts, or bad debt expense, increased $45,664, or 33.1%, for the nine months ended September 30, 2007 to $183,572. The entire provision for doubtful accounts for the nine months ended September 30, 2007 related to IPS's affiliated medical groups and accounted for 1.8% of IPS's net operating revenues in the first nine months of 2007 as compared to 1.5% of net operating revenues for the same period in 2006. The total collection rate, after contractual allowances, for IPS's affiliated medical groups was 68.9% in the first nine months of 2007, compared to 64.5% for the same period in 2006.

         Other. Other expenses include general and administrative expenses such as office supplies, telephone and data communications, printing and postage, and board of directors' compensation and meeting expenses, as well as some direct clinical expenses, including vaccine costs, which are expenses that are directly related to the practice of medicine by the physicians that practice at the affiliated medical groups managed by IPS. Consolidated other expenses totaled $3,268,572 for the nine months ended September 30, 2007, an increase of $1,307,956 over the same period in 2006.

         Following is a table illustrating the composition of other expenses for the nine months ended September 30, 2007 and 2006:


                                                                    Nine months ended
                                                                      September 30,
                                                                    2007         2006
                                                                 ----------   ----------
         Vaccine costs                                           $2,056,675   $1,226,814
         Medical supplies                                           193,947      180,655
         Other direct clinical expenses                              88,227       72,310
         Travel                                                     182,184      119,015
         Office supplies and printing                               401,549      286,394
         Telephone and data communications                          289,968      178,451
         Postage and courier                                      1,134,675      571,963
         Board of directors' compensation and meeting expenses       44,397       60,003
         Bank charges                                               141,831      132,756
         Taxes and licenses                                         101,987       54,529
         Other general and administrative expenses                  428,769      246,443
                                                                 -----------------------
            Total consolidated other expenses                    $5,064,209   $3,129,333
                                                                 =======================


         Other expenses for Rand and On Line totaled $614,002 and $271,016, respectively, for the first nine months of 2007. Approximately 74% of Rand's and 56% of On Line's other expenses in the first nine months of 2007 related to postage, courier and office supplies.

         MBS's other expenses totaled $970,043 for the nine months ended September 30, 2006 as compared to $860,298 for the nine months ended September 30, 2007. The increase can be explained generally by an aggregate increase of approximately $92,000 in postage and courier expenses in the first nine months of 2007 as compared to the same nine-month period in 2006.

         For the nine months ended September 30, 2007, IPS's direct clinical expenses, other than salaries and benefits, totaled $2,338,849, an increase of $859,173 over direct clinical expenses in the same period in 2006, which totaled $1,479,676. Vaccine expenses increased approximately $832,000 in the first nine months of 2007 when compared with the nine months ended September 30, 2006. In addition to price increases for certain vaccines that took effect in late 2006, vaccine purchases increased in the first nine months of 2007 as a result of increased patient volume as well as the continued impact of the release of a new vaccine for adolescent females to prevent cervical cancer.

         General and administrative expenses other than those incurred by our RCM segment totaled $870,300 for the nine months ended September 30, 2007, an increase of $81,046 over the same period in 2006. This increase can be explained generally by the following: (i) franchise taxes for Illinois increased approximately $47,000 in the first nine months of 2007 as a result of changes in our corporate structure; (ii) business promotion expenses totaled approximately $20,000 in the first nine months of 2007 and related to printed marketing materials to be used at trade shows and in conjunction with other corporate presentations; and (iii) meeting expenses related to a strategic planning meeting totaled approximately $37,000 for the nine months ended September 30, 2007.

Other Income (Expenses).
                                                          Nine months ended
                                                            September 30,
                                                        2007            2006
                                                     -----------    -----------
Interest expense                                     $(1,046,789)   $  (352,412)
Gain on forgiveness of debt                                   --        665,463
Other expense, net                                       (16,635)       (14,406)
                                                     -----------    -----------
             Total other income (expenses), net      $(1,063,424)   $   298,646
                                                     ===========    ===========

         Other expenses, net, totaled $1,063,424 for the nine months ended September 30, 2007 as compared with other income, net, of $298,646 for the nine months ended September 30, 2006.

         Interest Expense. Consolidated interest expense totaled $1,046,789 for the nine months ended September 30, 2007, an increase of $694,377 over the same period in 2006. Interest expense activity in the first nine months of 2007, including increases over 2006, can be explained generally by the following:

     o MBS Notes. On April 19, 2006, we executed subordinated promissory notes with the former equity owners of MBS and DCPS for an aggregate of $714,336. These notes, in addition to the $1,000,000 in notes payable issued as a result of the DCPS/MBS Merger, represented the retroactive purchase price increase owed to the former equity owners of MBS and DCPS based on the financial results of the newly formed MBS, as required by the merger agreement governing the DCPS/MBS Merger. On December 1, 2006, we executed the DCPS/MBS Notes, which extended the maturity of the amounts outstanding to the former equity owners of MBS and DCPS from December 15, 2007 to a quarterly principal payment amortization schedule that begins on December 15, 2007 and extends to December 15, 2008, and increased the annual interest rate from 8% to 9%. Interest expense related to these notes totaled $115,718 and $85,828 for the nine months ended September 30, 2007 and 2006, respectively.

     o Loan Facilities with Wells Fargo. On December 1, 2006, we entered into the Credit Agreement with Wells Fargo, which provides for a four year $16.5 million senior secured credit facility consisting of a $2 million revolving loan commitment, a $4.5 million term loan and a $10 million acquisition facility commitment. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Strategic Focus.) On August 21, 2007, we entered into First Amendment, which increased the commitment under the revolver from $2,000,000 to $2,500,000. As of September 30, 2007, we had
          amounts outstanding under the revolving loan commitment and term loan of $2,050,564 and $4,263,750, respectively. Interest expense related to these loan facilities totaled approximately $478,000 in the first nine months of 2007.

     o Phoenix Subordinated Debt. On December 1, 2006 we closed the Private Placement with Phoenix and Brantley IV. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Strategic Focus.) As part of the Private Placement, we issued a senior unsecured subordinated promissory note to Phoenix in the amount of $3.35 million, bearing interest at the combined rate of
          (i) 12% per annum payable in cash on a quarterly basis and (ii) 2% per annum payable in kind (meaning that the accrued interest will be capitalized as principal) on a quarterly basis, subject to our right to pay such amount in cash. We accrued interest expense of approximately $352,000 on this note in the first nine months of 2007, in addition to approximately $42,000 in additional interest expense related to the amortization of the debt discount that was applied to the warrants issued in conjunction with the subordinated note to Phoenix.

     o Brantley Debt. In March and April 2005, we borrowed an aggregate of $1,250,000 from Brantley IV. We converted the Brantley IV Notes to Class A Common Stock on December 1, 2006. (See Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Company History and Strategic Focus.) Interest expense related to these notes totaled approximately $85,000 for the nine months ended September 30, 2006.

     o CIT Line of Credit. In conjunction with the 2004 Mergers, we also entered into a new secured two-year revolving credit facility with CIT. On December 1, 2006, in conjunction with the new loan facilities under the Credit Agreement with Wells Fargo, we paid CIT a total of $1,027,321, which represented full payment of all obligations under the loan and security agreement with CIT, plus expenses. We no longer have any amounts due to CIT. Interest expense related to the CIT credit facility totaled approximately $168,000 in the first nine months of 2006.

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

Three Months and Nine months Ended September 30, 2007 and 2006 - Discontinued Operations

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

         Dayton ICS. IPS is party to a management services agreement ("the Dayton MSA") with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for Dayton ICS for the quarter ended December 31, 2006.

         PSNW. IPS was party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. We recorded a gain on disposal of discontinued components totaling $999,725 for the quarter ended June 30, 2007. PSNW and IPS have been released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center businesses, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, from our surgery centers. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $968 and $61,038, respectively, for the three months and nine months ended September 30, 2006.

         The following table contains selected financial information regarding our discontinued operations for the three months and nine months ended September 30, 2007 and 2006:


                                                         Three months ended            Nine months ended
                                                            September 30,                September 30,
                                                         2007          2006           2007           2006
                                                      -----------   -----------    -----------    -----------
Net operating revenues from discontinued operations   $        --   $ 1,758,732    $ 1,578,152    $ 5,050,991
Total expenses from discontinued operations                    --    (1,607,509)    (1,528,152)    (4,726,306)
                                                      -----------   -----------    -----------    -----------
Income from discontinued operations                            --       151,223         50,000        324,685
        Gain on disposal of discontinued operations            --            --        999,725        668,387
                                                      -----------   -----------    -----------    -----------
Net income from discontinued operations               $        --   $   151,223    $ 1,049,725    $   993,072
                                                      ===========   ===========    ===========    ===========


Liquidity and Capital Resources

         Net cash used in operating activities totaled $558,290 for the nine months ended September 30, 2007 as compared with cash used in operating activities of $359,402 for the nine months ended September 30, 2006. Net cash used in operations increased in the first nine months of 2007 largely as a result of (i) increased interest expense in 2007 as a result of the Wells Fargo loan facilities and the subordinated debt with Phoenix; and (ii) increased legal expenses in the first quarter of 2007 related to operations we discontinued at the end of 2006. The net impact of discontinued operations on net cash used by operating activities in the first nine months of 2007 was $830,772.

         For the nine months ended September 30, 2007, net cash used in investing activities totaled $200,135 compared to $380,448 in net cash provided by investing activities for the same period in 2006. The net impact of discontinued operations on net cash provided by investing activities in the first nine months of 2006 related to the transactions involving the sale of Memorial Village and San Jacinto.

         Net cash provided by financing activities totaled $436,504 for the nine months ended September 30, 2007 as compared to $219,058 in cash used in financing activities for the same period in 2006. The change in cash sources and uses related to financing activities from the first nine months of 2006 to the first nine months of 2007 can be explained generally by the following:

     o We borrowed an aggregate of approximately $868,000 from Wells Fargo in the first nine months of 2007 under the revolving loan commitment pursuant to the Credit Agreement;
     o We made aggregate principal payments of $210,000 to Wells Fargo in the first nine months of 2007 pursuant to the amortization of our term loan commitment;
     o We repaid an aggregate of $75,000 to the former shareholder of On Line as repayment for one of the notes issued on December 1, 2006 as consideration in connection with our acquisition of On Line;
     o We repaid approximately $200,000 in satisfaction of a working capital note from the sellers of MBS in the first quarter of 2006; and
     o We made aggregate payments in the amount of $112,500 in the first quarter of 2006 in satisfaction of a $778,000 debt, and recognized a gain on forgiveness of debt totaling $665,463.

         We have financed our growth and operations primarily through the issuance of equity securities, secured and/or convertible debt, most recently by completing a series of transactions, including the Private Placement, which occurred in December 2006 and is described under the caption "Company History and Strategic Focus." As a condition to the Private Placement, on December 1, 2006, we refinanced our existing loan facility with CIT into a four year $16,500,000 senior secured credit facility with Wells Fargo consisting of a $2,000,000 revolving loan commitment, a $4,500,000 term loan and a $10,000,000 acquisition facility commitment. Amounts borrowed under this facility are secured by substantially all of our assets and a pledge of the capital stock of our operating subsidiaries. Under the terms of the Credit Agreement relating to this facility, amounts borrowed bear interest at either a fluctuating rate based on the prime rate or LIBOR rate, at our election. Currently, our interest rate on the revolving loan commitment and the term loan is the prime rate plus 1.75%. In addition to refinancing our existing loan facility, a portion of the proceeds from this facility were used to fund our acquisitions of Rand and On Line and to finance our ongoing working capital, capital expenditure and general corporate needs. Upon repayment of the CIT loan facility, two of our stockholders, Brantley IV and Brantley Capital were released from guarantees that they had provided on our behalf in connection with the loan facility.

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA,"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of and for the three months and twelve months ended September 30, 2007, we were out of compliance with the minimum level of trailing twelve month EBITDA and maximum senior debt leverage ratio covenants under the Credit Agreement and notified the lender as such. Under the terms of the Credit Agreement, failure to meet the required financial covenants constitutes an event of default. On November 14, 2007, we obtained a waiver of the events of default from Wells Fargo. We believe that once we deliver our October financial statements to Wells Fargo we will be in compliance with all of our financial covenants as of October 31, 2007.

         As of September 30, 2007, our revolving loan commitment with Wells Fargo had no availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan is the identification of potential acquisition targets that will increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. (See "Company History and Strategic Focus.") In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

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

                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month EBITDA, a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of and for the three months and twelve months ended September 30, 2007, we were out of compliance with the minimum level of trailing twelve month EBITDA and maximum senior debt leverage ratio covenants under the Credit Agreement and notified the lender as such. Under the terms of the Credit Agreement, failure to meet the required financial covenants constitutes an event of default. On November 14, 2007, we obtained a waiver of the events of default from Wells Fargo. We believe that once we deliver our October financial statements to Wells Fargo we will be in compliance with all of our financial covenants as of October 31, 2007.

ITEM 6. EXHIBITS

         The following documents are filed as exhibits to this Quarterly Report on Form 10-QSB pursuant to Item 601 of Regulation S-B. Since our incorporation, we have operated under various names including: Technical Coatings, Inc., SurgiCare, Inc. and Orion HealthCorp, Inc. Exhibits listed below refer to these names collectively as "the Company."

         Exhibit No.     Description
         -----------     -------------------------------------------------------
              10.1       Second Amendment to Credit Agreement, dated as of
                         September 24, 2007, by and among Orion HealthCorp,
                         Inc., each of the subsidiaries identified therein and Wells Fargo Foothill, Inc.
              24.1       Power of Attorney (See Signatures on page [  ])
              31.1       Rule 13a-14(a)/15d-14(a) Certification
              31.2       Rule 13a-14(a)/15d-14(a) Certification
              32.1       Section 1350 Certification
              32.2       Section 1350 Certification

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ORION HEALTHCORP, INC.


                                        By:  /s/ Terrence L. Bauer
Dated: November 14, 2007                     -----------------------------------
                                             Terrence L. Bauer
                                             President, Chief Executive Officer
                                             and Director(Duly Authorized
                                             Representative)


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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2007.


By:    /s/ Terrence L. Bauer                                 By:    /s/ Robert P. Pinkas
     ------------------------------------------------             -----------------------------------------------
       Terrence L.  Bauer                                           Robert P. Pinkas
       President, Chief Executive Officer and                       Director
       Director (Principal Executive Officer)



By:    /s/ Paul H. Cascio                                    By:    /s/ Joseph M. Valley, Jr.
     ------------------------------------------------             -----------------------------------------------
       Paul H. Cascio                                               Joseph M. Valley, Jr.
       Director                                                     Director



By:    /s/ David Crane                                       By:    /s/ Stephen H. Murdock
     ------------------------------------------------             -----------------------------------------------
       David Crane                                                  Stephen H. Murdock
       Director                                                     Chief Financial Officer (Principal Accounting
                                                                    and Financial Officer)

                             ORION HEALTHCORP, INC.

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                                                                              Page
                                                                                                                              Number
                                                                                                                             -------
Consolidated Condensed Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006                               F-2

Consolidated Condensed Statements of Operations for the Three Months Ended September 30, 2007 and 2006 (unaudited)             F-3

Consolidated Condensed Statements of Operations for the Nine Months Ended September 30, 2007 and 2006 (unaudited)              F-4

Consolidated Condensed Statements of Cash Flows for the Three Months Ended September 30, 2007 and 2006 (unaudited)             F-5

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)              F-6

Notes to Unaudited Consolidated Condensed Financial Statements                                                                 F-7



Orion HealthCorp, Inc.
Consolidated Condensed Balance Sheets
                                                                                 September 30,   December 31,
                                                                                     2007            2006
                                                                                 ------------    ------------
                                                                                 (Unaudited)
Current assets
        Cash and cash equivalents                                                $    321,711    $    643,632
        Accounts receivable, net                                                    3,399,244       3,575,375
        Inventory                                                                     215,658         277,799
        Prepaid expenses and other current assets                                     454,615         406,790
        Assets held for sale                                                               --         502,147
                                                                                 ------------    ------------
     Total current assets                                                           4,391,228       5,405,743
                                                                                 ------------    ------------
Property and equipment, net                                                           655,075         711,012
                                                                                 ------------    ------------
Other long-term assets
        Intangible assets, excluding goodwill, net                                 12,751,685      14,343,429
        Goodwill                                                                    7,815,303       7,815,303
        Other assets, net                                                           2,578,587       1,907,710
                                                                                 ------------    ------------
     Total other long-term assets                                                  23,145,575      24,066,442
                                                                                 ------------    ------------
        Total assets                                                             $ 28,191,878    $ 30,183,197
                                                                                 ============    ============
Current liabilities
        Accounts payable and accrued expenses                                    $  5,803,974    $  6,937,935
        Current portion of capital lease obligations                                  111,206         103,004
        Current portion of long-term debt                                           2,581,089       1,744,368
        Current portion of long-term debt held by related parties                   1,150,000         325,000
        Liabilities held for sale                                                          --         158,714
                                                                                 ------------    ------------
     Total current liabilities                                                      9,646,269       9,269,021
                                                                                 ------------    ------------
Long-term liabilities
        Capital lease obligations, net of current portion                             130,011         155,034
        Long-term debt, net of current portion                                      6,483,751       6,833,750
        Long-term debt, net of current portion, held by related parties             3,683,206       4,541,603
                                                                                 ------------    ------------
     Total long-term liabilities                                                   10,296,968      11,530,387
                                                                                 ------------    ------------
Commitments and contingencies                                                              --              --
Stockholders' equity
        Preferred stock, par value $0.001; 20,000,000 shares
       authorized; no shares issued and outstanding                                        --              --
        Common Stock, Class A, par value $0.001; 300,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 105,504,032 and 105,374,487 shares issued and outstanding at September 30, 2007 and
       December
       31, 2006, respectively                                                         105,504         105,375
        Common Stock, Class D, par value $0.001; 50,000,000
       shares authorized at September 30, 2007 and December 31,
       2006, respectively; 24,658,955 shares issued and
       outstanding at September 30, 2007 and December 31, 2006                         24,659          24,659
        Additional paid-in capital                                                 64,167,701      63,876,039
        Accumulated deficit                                                       (56,010,905)    (54,583,966)
        Treasury stock - at cost; 9,140 shares                                        (38,318)        (38,318)
                                                                                 ------------    ------------
     Total stockholders' equity                                                     8,248,641       9,383,789
                                                                                 ------------    ------------
        Total liabilities and stockholders' equity                               $ 28,191,878    $ 30,183,197
                                                                                 ============    ============

            The accompanying notes are an integral part of these consolidated financial statements.



Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations
                                                         For the Three Months Ended September 30,
                                                                 2007                 2006
                                                          ------------------  --------------------
                                                             (Unaudited)          (Unaudited)

 Net operating revenues                                    $      8,551,122    $        5,715,461
 Operating expenses
         Salaries and benefits                                    4,200,894             2,540,187
         Physician group distribution                             1,230,856             1,244,931
         Facility rent and related costs                            478,034               365,114
         Depreciation and amortization                              719,948               402,357
         Professional and consulting fees                           312,893               363,589
         Insurance                                                  138,315               117,044
         Provision for doubtful accounts                             65,405                28,492
         Other expenses                                           1,795,636             1,168,715
                                                          ------------------  --------------------
     Total operating expenses                                     8,941,981             6,230,429
                                                          ------------------  --------------------
 Loss from continuing operations before other income
  (expenses)                                                       (390,861)             (514,968)
                                                          ------------------  --------------------

 Other income (expenses)
         Interest expense                                          (361,725)             (120,958)
         Gain on forgiveness of debt                                     --                    --
         Other expense, net                                          (4,636)               (3,002)
                                                          ------------------  --------------------
     Total other income (expenses), net                            (366,361)             (123,961)
                                                          ------------------  --------------------
 Loss from continuing operations                                   (757,222)             (638,929)

 Discontinued operations
     Income from operations of discontinued components                   --               151,223
                                                          ------------------  --------------------
 Net loss                                                  $       (757,222)   $         (487,706)
                                                          ==================  ====================

 Weighted average common shares outstanding
----------------------------------------------------------
     Basic                                                      105,503,461            12,652,882
     Diluted                                                    105,503,461            12,652,882

 Income (loss) per share
----------------------------------------------------------
     Basic
         Net loss per share from continuing operations     $          (0.01)   $            (0.05)
         Income per share from discontinued operations     $           0.00    $             0.01
                                                          ------------------  --------------------
         Net income (loss) per share                       $          (0.01)   $            (0.04)
                                                          ==================  ====================

     Diluted
         Net loss per share from continuing operations     $          (0.01)   $            (0.05)
         Income per share from discontinued operations     $           0.00    $             0.01
                                                          ------------------  --------------------
         Net income (loss) per share                       $          (0.01)   $            (0.04)
                                                          ==================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Operations


                                                          For the Nine Months Ended September 30,
                                                                  2007                 2006
                                                          -------------------  ------------------

 Net operating revenues                                     $     24,997,054     $    16,587,218

 Operating expenses
         Salaries and benefits                                    12,623,138           7,592,765
         Physician group distribution                              3,602,351           3,609,846
         Facility rent and related costs                           1,408,824           1,031,734
         Depreciation and amortization                             2,137,197           1,210,725
         Professional and consulting fees                            980,145           1,013,129
         Insurance                                                   410,856             350,174
         Provision for doubtful accounts                             183,572             137,908
         Other expenses                                            5,064,209           3,129,333
                                                          -------------------  ------------------
     Total operating expenses                                     26,410,292          18,075,614
                                                          -------------------  ------------------
 Loss from continuing operations before other income
  (expenses)                                                      (1,413,238)         (1,488,396)
                                                          -------------------  ------------------

 Other income (expenses)
         Interest expense                                         (1,046,789)           (352,412)
         Gain on forgiveness of debt                                      --             665,463
         Other expense, net                                          (16,635)            (14,405)
                                                          -------------------  ------------------
     Total other income (expenses), net                           (1,063,424)            298,646
                                                          -------------------  ------------------
 Loss from continuing operations                                  (2,476,662)         (1,189,750)

 Discontinued operations
     Income from operations of discontinued components             1,049,725             993,072
                                                          -------------------  ------------------
 Net loss                                                   $     (1,426,937)    $      (196,678)
                                                          ===================  ==================

 Weighted average common shares outstanding
----------------------------------------------------------
     Basic                                                       105,499,862          12,578,759
     Diluted                                                     105,499,862          12,578,759

 Income (loss) per share
----------------------------------------------------------

     Basic
         Net loss per share from continuing operations      $          (0.02)    $         (0.09)
         Net income per share from discontinued operations  $           0.01     $          0.08
                                                          -------------------  ------------------
         Net income (loss) per share                        $          (0.01)    $         (0.01)
                                                          ===================  ==================

     Diluted

         Net loss per share from continuing operations      $          (0.02)    $         (0.09)
         Net income per share from discontinued operations  $           0.01     $          0.08
                                                          -------------------  ------------------
         Net income (loss) per share                        $          (0.01)    $         (0.01)
                                                          ===================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows

                                                        For the Three Months Ended September
                                                                          30,
                                                                2007                2006
                                                        -------------------  -----------------
Operating activities
    Net loss                                              $       (757,222)    $     (487,706)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
        Provision for doubtful accounts                             65,405             28,492
        Depreciation and amortization                              719,948            402,357
        Stock option compensation expense                           99,393             49,642
        Impact of discontinued operations                          (44,728)           124,208
        Changes in operating assets and liabilities:
            Accounts receivable                                     43,596            (62,070)
            Inventory                                               35,289           (111,817)
            Prepaid expenses and other assets                      122,149           (113,316)
            Other assets                                           (52,352)             1,400
            Accounts payable and accrued expenses                 (338,567)           (52,109)
                                                        -------------------  -----------------
Net cash used in operating activities                             (107,089)          (220,919)
                                                        -------------------  -----------------

Investing activities
    Purchase of property and equipment                            (112,333)           (36,785)
    Impact of discontinued operations                              (29,787)                --
                                                        -------------------  -----------------
Net cash used in investing activities                             (142,120)           (36,785)
                                                        -------------------  -----------------

Financing activities
    Net borrowings (repayments) of capital lease
     obligations                                                    63,138            (22,463)
    Net borrowings on line of credit                               318,196              9,674
    Net repayments of senior notes payable                         (52,500)                --
    Net borrowings from related parties                             13,868                 --
    Net repayments of notes payable                                (15,000)                --
    Net borrowings (repayments) of other obligations               (33,515)            42,425
                                                        -------------------  -----------------
Net cash provided by financing activities                          294,187             29,576
                                                        -------------------  -----------------

Net increase (decrease) in cash and cash equivalents                44,978           (228,128)

Cash and cash equivalents, beginning of period                     276,733            328,923
                                                        -------------------  -----------------
Cash and cash equivalents, end of period                  $        321,711     $      100,795
                                                        ===================  =================

Supplemental cash flow information
    Cash paid during the period for
        Income taxes                                      $             --     $           --
        Interest                                          $        347,856     $       92,208


The accompanying notes are an integral part of these consolidated financial statements.

Orion HealthCorp, Inc.
Consolidated Condensed Statements of Cash Flows
                                                       For the Nine Months Ended September 30,
                                                              2007                  2006
                                                       --------------------  -----------------

Operating activities
    Net loss                                               $    (1,426,937)   $      (196,678)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
        Provision for doubtful accounts                            183,572            137,908
        Depreciation and amortization                            2,137,197          1,210,725
        Gain on forgiveness of debt                                     --           (665,463)
        Stock option compensation expense                          291,742            147,355
        Issuance of stock                                               41                 --
        Impact of discontinued operations                         (830,772)           554,942
        Changes in operating assets and liabilities:
            Accounts receivable                                    192,958           (392,776)
            Inventory                                               62,141            (75,860)
            Prepaid expenses and other assets                      (47,825)          (199,028)
            Other assets                                          (125,333)            14,342
            Accounts payable and accrued expenses                 (995,074)          (894,869)
                                                       --------------------  -----------------
Net cash used in operating activities                             (558,290)          (359,402)
                                                       --------------------  -----------------

Investing activities
    Sale (purchase) of property and equipment                     (204,748)           (49,796)
    Impact of discontinued operations                                4,608            430,244
    Proceeds from equity transaction                                     5                 --
                                                       --------------------  -----------------
Net cash provided by (used in) investing activities               (200,135)           380,448
                                                       --------------------  -----------------

Financing activities
    Net borrowings (repayments) of capital lease
     obligations                                                   (16,822)           (68,162)
    Net borrowings (repayments) on line of credit                  868,164           (408,607)
    Net borrowings (repayments) of senior notes
     payable                                                      (210,000)           589,252
    Net borrowings (repayments) to related parties                  41,603           (199,697)
    Net repayments of notes payable                               (125,000)                --
    Net borrowings (repayments) of other obligations              (121,442)           168,156
    Impact of discontinued operations                                   --           (300,000)
                                                       --------------------  -----------------
Net cash provided by (used in) financing activities                436,504           (219,058)
                                                       --------------------  -----------------

Net increase (decrease) in cash and cash equivalents              (321,921)          (198,012)

Cash and cash equivalents, beginning of period                     643,632            298,807
                                                       --------------------  -----------------
Cash and cash equivalents, end of period                          $321,711    $       100,795
                                                       ====================  =================

Supplemental cash flow information
    Cash paid during the period for
        Income taxes                                               $    --    $            --
        Interest                                                $1,005,185    $       267,100

Orion HealthCorp, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2007 and 2006

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

         Our unaudited consolidated condensed financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Our results for the three months and nine months ended September 30, 2007 include the results of Medical Billing Services, Inc. ("MBS"), Rand Medical Billing, Inc. ("Rand"), On Line Alternatives, Inc. ("OLA"), On Line Payroll Services, Inc. ("OLP") (collectively with OLA, "On Line"), and Integrated Physician Solutions, Inc. ("IPS"). Our results for the three months and nine months ended September 30, 2006 include the results of MBS and IPS. We did not acquire Rand and On Line until December 1, 2006. All material intercompany balances and transactions have been eliminated in consolidation.

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

         Certain reclassifications have been made in the 2006 financial statements to conform to the reporting format in 2007. Such reclassifications had no effect on previously reported earnings. In addition, the first, second and third quarter financial statements were restated to reflect operations discontinued subsequent to the first nine months of 2006.

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

         On December 1, 2006 we completed the acquisition of Rand and On Line. We acquired all of the issued and outstanding capital stock of Rand for an aggregate purchase price of $9,365,333, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash, the issuance of an unsecured subordinated promissory note and the issuance of shares of our Class A Common Stock. We acquired all of the issued and outstanding capital stock of both OLA and OLP for an aggregate purchase price of $3,310,924, subject to adjustments conditioned upon future revenue results. The purchase price was paid through a combination of cash and the issuance of unsecured subordinated promissory notes. (See Note 2. Acquisitions, Private Placement and Going Private Transaction for additional information on the furtherance of our strategic plan in 2006.)

         Revenue Cycle Management Segment ("RCM")

         Our RCM segment includes three business units, MBS, Rand and On Line. We offer billing, collection, accounts receivable management, coding and reimbursement services, reimbursement analysis, practice consulting, managed care contract management and accounting and bookkeeping services, primarily to hospital-based physicians such as pathologists, anesthesiologists and radiologists, allowing them to avoid the infrastructure investment in their own back-office operations. In addition, we provide these services to other specialties including plastic surgery, family practice, internal medicine, orthopedics, neurologists, emergency medicine and ambulatory surgery centers. These services help clients to be financially successful by improving cash flows and reducing administrative costs and burdens. MBS currently provides services to approximately 59 clients. Rand currently provides services to approximately 52 clients. On Line currently provides services to approximately 13 billing clients and 43 transcription clients and provides payroll processing services to over 200 clients.

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

         IPS serves the general and subspecialty pediatric physician market, providing accounting and bookkeeping, human resource management, group purchasing, accounts receivable management, quality assurance services, physician credentialing, fee schedule review, training and continuing education and billing and reimbursement analysis. As of September 30, 2007, IPS managed six practice sites, representing three medical groups in Illinois and Ohio. The physicians, who are all employed by separate corporations, provide all clinical and patient care related services.

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

         IPS is party to a management services agreement (the "Dayton MSA") with Dayton Infant Care Specialists, Corp. ("Dayton ICS"). The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively.

         IPS was party to a management services agreement (the "Illinois MSA") with Pediatric Specialists of the Northwest, M.D.S.C. ("PSNW"). IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into a settlement agreement (the "PSNW Settlement") to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. Among other provisions, after May 31, 2007, PSNW and IPS have been released from any further obligation to each other from any previous agreement. The operations of PSNW are reflected on our consolidated condensed statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively.

Ambulatory Surgery Center Business

         As of September 30, 2007, we no longer have ownership or management interests in surgery and diagnostic centers.

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

Note 2.  Acquisitions, Private Placement and Going Private Transaction

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

         As of September 30, 2007, Brantley IV and its affiliates, Brantley Venture Partners III, L.P. ("Brantley III") and Brantley Equity Partners, L.P. ("BEP"), owned 66,629,515 shares of our Class A Common Stock, warrants to purchase 20,455 shares of our Class A Common Stock and 8,749,952 shares of our Class D Common Stock which are currently convertible into 8,749,952 shares of our Class A Common Stock. As of September 30, 2007, this represented 55.1% of our voting power on an as-converted, fully-diluted basis. As of December 1, 2006, we qualified as a "controlled company" under the listing rules of the American Stock Exchange ("AMEX"). Two of our directors, Paul H. Cascio and Robert P. Pinkas, are affiliated with Brantley IV and its related entities. Messrs. Cascio and Pinkas serve as general partners of the general partner of Brantley III and Brantley IV and are limited partners in these funds. The advisor to Brantley III is Brantley Venture Management III, L.P. and the advisor to Brantley IV is Brantley Management IV, L.P. Messrs. Cascio and Pinkas also serve as advisors to BEP.

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

         The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month earnings before income taxes, depreciation and amortization ("EBITDA,"), a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of and for the three months and twelve months ended September 30, 2007, we were out of compliance with the minimum level of trailing twelve month EBITDA and maximum senior debt leverage ratio covenants under the Credit Agreement and notified the lender as such. Under the terms of the Credit Agreement, failure to meet the required financial covenants constitutes an event of default. On November 14, 2007, we obtained a waiver of the events of default from Wells Fargo. We believe that once we deliver our October financial statements to Wells Fargo we will be in compliance with all of our financial covenants as of October 31, 2007.

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

         On August 21, 2007, we entered into a first amendment to the Credit Agreement (the "First Amendment"), among Orion, its subsidiaries and Wells Fargo Foothill, Inc. The First Amendment increased the commitment under the revolver from $2,000,000 to $2,500,000 and revised certain of the financial covenants contained in the Credit Agreement. On September 24, 2007, we entered into a second amendment to the Credit Agreement (the "Second Amendment"), among Orion, its subsidiaries and Wells Fargo Foothill, Inc. The Second Amendment revised certain of the financial covenants contained in the Credit Agreement.

         Going Private Transaction. On September 19, 2007, a special committee of our board of directors approved a 1-for-2,500 reverse stock split of our Class A Common Stock, immediately followed by a 2,500-for-1 forward stock split of our Class A Common Stock (collectively, the "Split"). Stockholders with fewer than 2,500 shares pre-split will receive $0.23 per share for each such share. We anticipate that as a result of the Split, our number of record holders of Class A Common Stock will be less than 300 and we would deregister our shares of Class A Common Stock under the Securities Exchange Act of 1934. The Split would be effected by an amendment to our Third Amended and Restated Certificate of Incorporation (the "Amendment"). The Amendment requires approval of the majority of our Class A Common and Class D Common stockholders of record, voting as a single class. Our board of directors has set a special meeting date of Thursday, November 29, 2007, at 8:00 a.m. local time, at 1805 Old Alabama Road, Roswell, Georgia 30076, or alternatively, at such later date, time and place to be determined by our management for the purpose of seeking such stockholder approval (the "Special Meeting"). Our board of directors has set a record date of October 1, 2007 for the purpose of determining stockholders entitled to notice of, and to vote at, the Special Meeting.

         On September 21, 2007, we entered into a note purchase agreement (the "Second Note Purchase Agreement") with Phoenix, Brantley IV and Terrence L. Bauer ("Bauer"), providing for the issuance of our senior subordinated unsecured promissory notes in the aggregate principal amount of $1,000,000 to be purchased by Phoenix in the amount of $700,000, by Brantley IV in the amount of $250,000 and by Bauer in the amount of $50,000, each bearing interest at an aggregate rate of 14% per annum and due December 1, 2011. The Second Note Purchase Agreement was entered into to provide us with needed working capital and the necessary funds to effect the Split referred above. The closing of the Note Purchase Agreement is conditioned on no material adverse effect to us since June 30, 2007 and the consummation of the Split pursuant to the Amendment referred to above.

         As of September 30, 2007, our revolving loan commitment with Wells Fargo had no availability to provide for working capital shortages. Although we believe we will generate cash flows from operations in the future, there is no guarantee that we will be able to fund our operations solely from our cash flows. In 2005, we initiated a strategic plan designed to accelerate our growth and enhance our future earnings potential. The plan focuses on our strengths, which include providing billing, collections and complementary business management services to physician practices. As part of this plan, we completed a series of transactions involving the divestiture of non-strategic assets in 2005 and early 2006. In addition, we redirected financial resources and company personnel to areas that management believed would enhance long-term growth potential. A key component of our long-term strategic plan was the identification of potential acquisition targets that would increase our presence in the markets we serve and enhance stockholder value. On December 1, 2006 we completed the acquisition of Rand and On Line. In addition to Rand and On Line, we have identified other potential acquisition opportunities to expand our business that are consistent with our strategic plan. We have a $10 million acquisition facility commitment under the Credit Agreement that will enable us to finance some or all of the cash consideration for future acquisitions based on a formula tied to our pro forma trailing twelve month EBITDA, including the EBITDA of the potential acquisition target.

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

         IPS records revenue based on patient services provided by its affiliated medical groups. Net patient service revenue is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends. IPS reviews billing rates at each of its affiliated medical groups on at least an annual basis and adjusts those rates based on each insurer's current reimbursement practices. Amounts collected by IPS for treatment by its affiliated medical groups of patients covered by Medicare, Medicaid and other contractual reimbursement programs, which may be based on cost of services provided or predetermined rates, are generally less than the established billing rates of IPS's affiliated medical groups. IPS estimates the amount of these contractual allowances and records a reserve against accounts receivable based on historical collection percentages for each of the affiliated medical groups, which include various payer categories. When payments are received, the contractual adjustment is written off against the established reserve for contractual allowances. The historical collection percentages are adjusted quarterly based on actual payments received, with any differences charged against net revenue for the quarter. Additionally, IPS tracks cash collection percentages for each medical group on a monthly basis, setting quarterly and annual goals for cash collections, bad debt write-offs and aging of accounts receivable. IPS is not aware of any material claims, disputes or unsettled matters with third party payers and there have been no material settlements with third party payers for the three months ended September 30, 2007 and 2006.

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

Note 5.  Segment Reporting

         The following table summarizes key financial information, by reportable segment, as of and for the three months and nine months ended September 30, 2007 and 2006, respectively:


                                                     For the three months ended September 30, 2007
                                          --------------------------------------------------------------------
                                                  RCM                       PM                    Total
                                          ---------------------    ---------------------    ------------------
Net operating revenues                              $4,968,294               $3,512,392            $8,480,686
Income from continuing operations                      330,563                  202,283               532,846
Depreciation and amortization                          532,006                   67,645               599,651
Total assets                                        20,053,330                4,140,944            24,194,274

                                                     For the three months ended September 30, 2006
                                          --------------------------------------------------------------------
                                                  RCM                       PM                    Total
                                          ---------------------    ---------------------    ------------------
Net operating revenues                              $2,451,464               $3,184,856            $5,636,320
Income from continuing operations                      230,982                  207,848               438,830
Depreciation and amortization                          282,510                  101,659               384,169
Total assets                                         9,677,957                8,458,400            18,136,357


                                                     For the nine months ended September 30, 2007
                                          --------------------------------------------------------------------
                                                  RCM                       PM                    Total
                                          ---------------------    ---------------------    ------------------

Net operating revenues                             $14,687,945              $10,051,914           $24,739,859
Income from continuing operations                      916,742                  607,264             1,524,006
Depreciation and amortization                        1,591,953                  286,909             1,878,862
Total assets                                        20,053,330                4,140,944            24,194,274

                                                     For the nine months ended September 30, 2006
                                          --------------------------------------------------------------------
                                                  RCM                       PM                    Total
                                          ---------------------    ---------------------    ------------------

Net operating revenues                              $7,207,517               $9,119,915           $16,237,432
Income from continuing operations                      569,872                  602,902             1,172,774
Depreciation and amortization                          848,392                  307,688             1,156,080
Total assets                                         9,677,957                8,458,400            18,136,357

         The following schedules provide a reconciliation of the key financial information by reportable segment to the consolidated totals found in our consolidated balance sheets and statements of operations as of and for the three months and nine months ended September 30, 2007 and 2006, respectively:


                                                                                                     Nine months ended
                                                     Three months ended September 30,                  September 30,
                                                         2007                2006                 2007                2006
                                                         ----                ----                 ----                ----
Net operating revenues:
      Total net operating revenues for reportable
      segments                                           $8,480,686         $5,636,320          $24,739,859         $10,691,111
      Corporate revenue                                      70,436             79,141              257,195             180,645
                                                    ----------------    ---------------      ---------------     ---------------
         Total consolidated net operating revenues       $8,551,122         $5,715,461          $24,997,054         $10,871,756
                                                    ================    ===============      ===============     ===============

Income (loss) from continuing operations:
      Total income from continuing operations for
      reportable segments                                  $532,846           $438,830           $1,524,006            $733,944
      Extraordinary gain                                          -                  -                    -             665,463
      Corporate overhead                                (1,290,068)        (1,077,758)          (4,000,668)         (1,950,229)
                                                    ----------------    ---------------      ---------------     ---------------
         Total consolidated income (loss) from
      continuing operations                              $(757,222)         $(638,928)         $(2,476,662)          $(550,822)
                                                    ================    ===============      ===============     ===============
Depreciation and amortization:
      Total depreciation and amortization for
      reportable segments                                  $599,651           $384,169           $1,878,862            $771,912
      Corporate depreciation and amortization               120,297             18,188              258,335              36,457
                                                    ----------------    ---------------      ---------------     ---------------
         Total consolidated depreciation and
      amortization                                         $719,948           $402,357           $2,137,197            $808,369
                                                    ================    ===============      ===============     ===============

Total assets:
      Total assets for reportable segments              $24,194,274        $18,136,357          $24,194,274         $18,136,357
      Corporate assets                                    3,866,829          1,640,670            3,866,829           1,640,670
      Assets held for sale or related to
      discontinued operations (1)                           130,775                  -              130,775                   -
                                                    ----------------    ---------------      ---------------     ---------------
         Total consolidated assets                      $28,191,878        $19,777,027          $28,191,878         $19,777,027
                                                    ================    ===============      ===============     ===============

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

                                          For the three months ended       For the nine months ended
                                                  September 30,                   September 30,
                                              2007            2006           2007             2006
                                         ------------------------------  -------------  ----------------

Net loss                                  $   (757,222)   $   (487,706)  $ (1,426,937)   $     (196,678)
Weighted average number of shares of
 Class A Common Stock outstanding for
 basic net income (loss) per share         105,503,461      12,652,882    105,499,862        12,578,759
Dilutive stock options, warrants and
 restricted stock units                             (a)             (a)            (a)               (a)
Convertible notes payable                           (b)             (b)            (b)               (b)
Class B Common Stock                                (c)             (c)            (c)               (c)
Class C Common Stock                                (d)             (d)            (d)               (d)
Class D Common Stock                                (e)             --             (e)               --
Weighted average number of shares of
 Class A Common Stock outstanding for
 diluted net income (loss) per share       105,503,461      12,652,882    105,499,862        12,578,759
Net income (loss) per share - Basic       $      (0.01)   $      (0.04)  $      (0.01)   $        (0.01)
Net income (loss) per share - Diluted     $      (0.01)   $      (0.04)  $      (0.01)   $        (0.01)

         The following potentially dilutive securities are not included in the calculation of weighted average number of shares of Class A Common Stock outstanding for diluted net income (loss) per share for the three months and nine months ended September 30, 2007 and 2006, respectively, because the effect would be anti-dilutive due to the net loss for the quarter:

a) 6,683,361 and 2,612,347 options, warrants and restricted stock units were outstanding at September 30, 2007 and 2006, respectively. (See Note 2. Acquisitions, Private Placement and Going Private Transaction for information on warrants issued to Phoenix.)
b) A $50,000 note was convertible into 442,152 and 391,832 shares of our Class A Common Stock at September 30, 2007 and 2006, respectively, based on 75% of the average closing price for the 20 trading days immediately prior to the conversion date.
c) There were no shares of our Class B Common Stock outstanding at September 30, 2007. On December 1, 2006, we purchased all 1,722,983 shares of our Class B Common Stock owned by Brantley Capital and retired them in accordance with the terms of our Third Amended and Restated Certificate of Incorporation. Also on December 1, 2006, in connection with the Private Placement, all of the other holders of our Class B Common Stock converted those shares into 67,742,350 shares of our Class A Common Stock. (See
              Note 2. Acquisitions, Private Placement and Going Private Transaction.) There were 10,448,470 shares of our Class B Common Stock outstanding at September 30, 2006. Each share of Class B Common Stock was convertible into 6.564372146 shares of Class A Common Stock at September 30, 2006.
d) There were no shares of our Class C Common Stock outstanding at September 30, 2007. On December 1, 2006, in connection with the Private Placement, all of the holders of our Class C Common Stock converted those shares into 20,019,619 shares of our Class A Common Stock. (See Note 2. Acquisitions, Private Placement and Going Private Transaction.) There were 1,437,572 shares of our Class C Common Stock outstanding at September 30, 2006. Each share of Class C Common Stock was convertible into 13.75 shares of Class A Common Stock at September 30, 2006.
e) 24,658,955 shares of our Class D Common Stock were outstanding at September 30, 2007. On December 1, 2006, pursuant to the Stock Purchase Agreement, Phoenix and Brantley IV purchased an aggregate of 24,658,955 shares of our Class D Common Stock for a total purchase price of $4,650,000. Each share of our Class D Common Stock is currently convertible into one share of our Class A Common Stock. (See Note 2. Acquisitions, Private Placement and Going Private Transaction.)

Note 8.  Employee Stock Based Compensation

         At September 30, 2007, we had two stock-based employee compensation plans. Prior to January 1, 2006, we accounted for grants for these plans under Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and applied SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant. Effective January 1, 2006, we adopted SFAS No. 123(R), which requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, will be recognized in our financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

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

         For the nine months ended September 30, 2007 and 2006, the impact of adopting SFAS No. 123(R) on our consolidated statements of operations was an increase in salaries and benefits expense of $291,742 and $147,357, respectively, with a corresponding decrease in our income from continuing operations, income before provision for income taxes and net income resulting from the recognition of compensation expense associated with employee stock options. There was no material impact on our basic and diluted net income per share as a result of the adoption of SFAS No. 123(R).


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

         Dayton ICS. IPS is party to the Dayton MSA with Dayton ICS. The sole remaining shareholder of Dayton ICS has notified both IPS and the hospitals at which Dayton ICS has contracts that he intends to dissolve Dayton ICS, cease practicing at the hospitals and cease utilizing the services of IPS. IPS believes that the unilateral decision to dissolve Dayton ICS and terminate the business of Dayton ICS breaches the Dayton MSA and violates duties owed by Dayton ICS to IPS as a creditor of Dayton ICS. As a result of the pending litigation and the uncertainty of the outcome, the operations of Dayton ICS are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,845,669 for Dayton ICS for the quarter ended December 31, 2006.

         PSNW. IPS was party to the Illinois MSA with PSNW. IPS and PSNW were in arbitration regarding claims relating to the Illinois MSA. In connection therewith, on February 9, 2007, IPS and PSNW entered into the PSNW Settlement to settle disputes that had arisen between IPS and PSNW and to avoid the risk and expense of further litigation. As part of the PSNW Settlement, PSNW and IPS agreed that PSNW would purchase the assets owned by IPS and used in connection with PSNW's practice, in exchange for a negotiated cash consideration and termination of the Illinois MSA. The transaction contemplated by the PSNW Settlement was consummated on May 31, 2007. We recorded a gain on disposal of discontinued components totaling $999,725 for the quarter ended June 30, 2007. PSNW and IPS have been released from any further obligation to each other from any previous agreement. As a result of the PSNW Settlement, the operations of PSNW are now reflected in our consolidated statements of operations as `income from operations of discontinued components' for the three months and nine months ended September 30, 2007 and 2006, respectively. Additionally, we recorded a charge for impairment of intangible assets of $1,249,080 for PSNW for the quarter ended December 31, 2006.

         Orion. Prior to the divestiture of our ambulatory surgery center business, we recorded management fee revenue, which was eliminated in the consolidation of our financial statements, from our surgery centers. The management fee revenue for San Jacinto was not eliminated in consolidation. The management fee revenue associated with the discontinued operations in the surgery center business totaled $968 and $61,038, respectively, for the three months and nine months ended September 30, 2006.

         The following table contains selected financial information regarding our discontinued operations for the three months and nine months ended September 30, 2007 and 2006, respectively:

                                                  Three months ended        Nine months ended September 30,
                                                      September 30,
                                                      2007             2006            2007             2006
                                             ------------- ----------------- --------------- ----------------
Net operating revenues from discontinued
 operations                                   $         --  $     1,758,732   $   1,578,152   $    5,050,991
Total expenses from discontinued operations             --       (1,607,509)     (1,528,152)      (4,726,306)
                                             ------------- ----------------- --------------- ----------------
Income from discontinued operations                     --          151,223          50,000          324,685
    Gain on disposal of discontinued
     operations                                         --               --         999,725          668,387
                                             ------------- ----------------- --------------- ----------------
Net income from discontinued operations       $         --  $       151,223   $   1,049,725   $      993,072
                                             ============= ================= =============== ================

Note 10.  Long-Term Debt

         Long-term debt is as follows:


                                                                    September 30, 2007      December 31, 2006
                                                                 ----------------------- ---------------------
Long-term debt:
----------------------------------------------------------------
$4,500,000 senior note payable to a financial institution,
 bearing interest at the Prime Rate (7.75% at September 30,
 2007) plus 1.75%, interest payable monthly, principal payments
 monthly based on schedule, matures December 1, 2010 (1)         $          4,263,750    $          4,473,750

$2,500,000 senior revolving line of credit with a financial
 institution, bearing interest at the Prime Rate (7.75% at
 September 30, 2007) plus 1.75%, interest payable monthly,
 matures December 1, 2010 (1)                                               2,050,564               1,182,400

$10,000,000 senior acquisition line of credit with a financial institution, bearing interest at the Prime Rate (7.75% at
 September 30, 2007) plus 1.75%, interest payable monthly,
 principal payments monthly based on schedule, matures December
 1, 2010 (1)                                                                       --                      --

Term loan payable to a financial institution, non-interest
 bearing, matures October 1, 2013                                           2,685,000               2,735,000

Convertible notes, bearing interest at 18%, interest payable
 monthly, convertible on demand                                                50,000                  50,000

Insurance financing note payable, bearing interest at 5.25%,
 interest payable monthly                                                      15,526                 136,968
                                                                 ----------------------- ---------------------

Total debt                                                                  9,064,840               8,578,118
Less: Current portion of long-term debt                                    (2,581,089)             (1,744,368)
                                                                 ----------------------- ---------------------
Total long-term debt                                             $          6,483,751    $          6,833,750
                                                                 ======================= =====================

Long-term debt held by related parties:
----------------------------------------------------------------
Promissory notes payable to sellers of MBS, bearing interest at
 9%, interest payable monthly, principal payments quarterly
 beginning on December 15, 2007 based on schedule, matures
 December 15, 2008                                                          1,714,336               1,714,336

$3,350,000 senior subordinated promissory note payable to a
 related party, bearing interest at 12% plus 2% PIK, interest
 payable quarterly, principal due on December 1, 2011                       3,118,870               3,077,267

$75,000 unsecured subordinated promissory note payable to the stockholders of OLA, bearing interest at 7%, interest payable
 monthly in arrears, principal payable February 1, 2007                            --                  75,000
                                                                 ----------------------- ---------------------

Total debt held by related parties                               $          4,833,206    $          4,866,603
Less: Current portion of long-term debt held by related parties            (1,150,000)               (325,000)
                                                                 ----------------------- ---------------------
Total long-term debt held by related parties                     $          3,683,206    $          4,541,603
                                                                 ======================= =====================

(1) The Credit Agreement contains certain financial covenants that require us to maintain minimum levels of trailing twelve month EBITDA, a minimum fixed charge coverage ratio, a maximum senior debt leverage ratio and a limitation on annual capital expenditures and other customary terms and conditions. As of and for the three months and twelve months ended
     September 30, 2007, we were out of compliance with the minimum level of trailing twelve month EBITDA and maximum senior debt leverage ratio covenants under the Credit Agreement and notified the lender as such. Under the terms of the Credit Agreement, failure to meet the required financial covenants constitutes an event of default. On November 14, 2007, we obtained a waiver of the events of default from Wells Fargo. We believe that once we deliver our October financial statements to Wells Fargo we will be in compliance with all of our financial covenants as of October
     31, 2007.


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

Note 12.  Subsequent Events

         On November 14, 2007, we filed a definitive proxy statement with the SEC on Form DEF14A with respect to the going private transaction contemplated by the Splits and the Second Note Purchase Agreement, which are described in Note
2. Acquisitions, Private Placement and Going Private Transaction, and set a special stockholder's meeting date of November 29, 2007 for approval of the Splits.

 Exhibit No. Description
------------ -------------------------------------------------------------------
   10.1 Second Amendment to Credit Agreement, dated as of September 24, 2007, by and among Orion HealthCorp, Inc., each of the subsidiaries identified therein and Wells Fargo Foothill, Inc.
   24.1      Power of Attorney (See Signatures on page [ ])
   31.1      Rule 13a-14(a)/15d-14(a) Certification
   31.2      Rule 13a-14(a)/15d-14(a) Certification
   32.1      Section 1350 Certification
   32.2      Section 1350 Certification